Form 10-Q
period 2017-09-30
Athenex, Inc.
filed 2017-11-09
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)s

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(716) 427-2950

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 27, 2017, the registrant had 57,995,264 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$19,262	$33,125
Short-term investments	49,781	8,628
Accounts receivable, net of chargebacks, allowance for doubtful accounts, and other deductions of $2,832 and $155, respectively	6,459	2,777
Inventories	11,635	4,240
Prepaid expenses and other current assets	5,876	3,153
Total current assets	93,013	51,923
Property and equipment, net	8,824	5,810
Goodwill	37,691	37,552
Intangible assets, net	8,905	8,464
Other long-term assets	325	2,141
Total assets	$148,758	$105,890
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,622	$7,174
Accrued expenses	21,594	18,956
Current portion of long-term debt - related parties	779	1,123
Current portion of long-term debt	842	766
Total current liabilities	29,837	28,019
Long-term liabilities:
Deferred compensation	2,199	2,174
Deferred rent	1,544	904
Deferred income tax liability	99	206
Capital lease obligation	179	-
Long-term debt - related parties	-	496
Convertible bonds	-	14,498
Convertible bonds - related parties	-	16,129
Derivative liability	-	8,795
Total liabilities	33,858	71,221
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at September 30, 2017 and December 31, 2016; 59,668,184 and 42,342,706 shares issued at September 30, 2017 and December 31, 2016, respectively; 57,995,264 and 40,685,786 shares outstanding at September 30, 2017 and December 31, 2016, respectively	60	42
Additional paid-in capital	419,854	237,581
Accumulated other comprehensive loss	(412)	(1,304)
Accumulated deficit	(297,993)	(195,106)
Less: treasury stock, at cost; 1,672,920 and 1,656,920 shares at September 30, 2017 and December 31, 2016, respectively	(7,406)	(7,406)
Total Athenex, Inc. stockholders' equity	114,103	33,807
Non-controlling interests	797	862
Total stockholders' equity	114,900	34,669
Total liabilities and stockholders' equity	$148,758	$105,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Product sales, net	$13,662	$5,235	$21,978	$14,543
License fees and consulting revenue	60	76	756	242
Grant revenue	272	305	436	653
Total revenue	13,994	5,616	23,170	15,438
Costs and operating expenses:
Cost of product sales	8,082	5,416	15,058	14,392
Research and development expenses	11,944	18,052	55,949	33,443
Selling, general, and administrative expenses	10,364	6,790	33,795	15,694
Total costs and operating expenses	30,390	30,258	104,802	63,529
Operating loss	(16,396)	(24,642)	(81,632)	(48,091)
Interest expense	353	5	6,010	8
Loss on derivative liability	6,548	-	15,411	-
Loss before income tax expense (benefit)	(23,297)	(24,647)	(103,053)	(48,099)
Income tax expense (benefit)	11	9	(52)	(294)
Net loss	(23,308)	(24,656)	(103,001)	(47,805)
Less: net loss attributable to non-controlling interests	(34)	(34)	(114)	(144)
Net loss attributable to Athenex, Inc.	$(23,274)	$(24,622)	$(102,887)	$(47,661)
Unrealized gain (loss) on investment, net of income taxes	4	(1)	(30)	62
Foreign currency translation adjustment, net of income taxes	242	(50)	922	(477)
Comprehensive loss	$(23,028)	$(24,673)	$(101,995)	$(48,076)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted	$(0.41)	$(0.61)	$(2.18)	$(1.20)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted	57,134,889	40,261,551	47,238,452	39,464,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share data)

			Additional		Accumulated other			Total	Non-	Total
	Common Stock		paid-in	Accumulated	comprehensive	Treasury Stock		Athenex, Inc.	controlling	stockholders'
	Shares	Amount	capital	deficit	loss	Shares	Amount	stockholders' equity	interests	equity
Balance at December 31, 2015	40,330,124	$40	$206,679	$(107,391)	$(223)	(422,328)	$(1,545)	$97,560	$484	$98,044
Issuance of common stock	1,133,332	1	8,499	-	-	-	-	8,500	-	8,500
Issuance of common stock in connection with satisfaction of contingent consideration	315,810	1	2,842	-	-	-	-	2,843	-	2,843
Stock-based compensation cost	-	-	6,196	-	-	-	-	6,196	-	6,196
Restricted stock expense	-	-	3,973	-	-	-	-	3,973	-	3,973
Repurchase of common stock, at cost	-	-	-	-	-	(265,200)	(2,311)	(2,311)	-	(2,311)
Stock options exercised	5,440	-	14	-	-	-	-	14	-	14
Non-controlling interests	-	-	-	-	-	-	-	-	569	569
Net loss	-	-	-	(47,661)	-	-	-	(47,661)	(144)	(47,805)
Other comprehensive loss, net of tax	-	-	-	-	(415)	-	-	(415)	-	(415)
Balance at September 30, 2016	41,784,706	$42	$228,203	$(155,052)	$(638)	(687,528)	$(3,856)	$68,699	$909	$69,608

			Additional		Accumulated other			Total	Non-	Total
	Common Stock		paid-in	Accumulated	comprehensive	Treasury Stock		Athenex, Inc.	controlling	stockholders'
	Shares	Amount	capital	deficit	loss	Shares	Amount	stockholders' equity	interests	equity
Balance at December 31, 2016	42,342,706	$42	$237,581	$(195,106)	$(1,304)	(1,656,920)	$(7,406)	$33,807	$862	$34,669
Sale of common stock, net of costs and discounts of $11,706	6,900,000	7	64,187	-	-	-	-	64,194	-	64,194
Conversion of bonds	8,522,728	9	98,920	-	-	-	-	98,929	-	98,929
Stock-based compensation cost	400,000	-	10,090	-	-	-	-	10,090	-	10,090
Research and development licensing fee satisfied with stock	568,182	1	6,249	-	-	-	-	6,250	-	6,250
Vesting of restricted stock	421,982	1	1,619	-	-	-	-	1,620	-	1,620
Stock options and warrants exercised	512,586	-	1,208	-	-	-	-	1,208	-	1,208
Repurchase of common stock	-	-	-	-	-	(16,000)	-	-	-	-
Non-controlling interests	-	-	-	-	-	-	-	-	49	49
Net loss	-	-	-	(102,887)	-	-	-	(102,887)	(114)	(103,001)
Other comprehensive income, net of tax	-	-	-	-	892	-	-	892	-	892
Balance at September 30, 2017	59,668,184	$60	$419,854	$(297,993)	$(412)	(1,672,920)	$(7,406)	$114,103	$797	$114,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(103,001)	$(47,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,585	1,330
Stock-based compensation expense	11,710	10,169
Change in fair value of contingent consideration	-	53
Change in fair value of derivative liability	15,411	-
Amortization of debt discount	3,349	-
Deferred rent expense	640	-
Loss on disposal of assets and impairment charges	80	937
Research and development license fees settled with convertible bond and stock	13,250	-
Interest incurred on converted bonds	2,759	-
Deferred income taxes	(108)	(397)
Changes in operating assets and liabilities:
Receivables, net	(3,682)	301
Prepaid expenses and other assets	(2,722)	(1,432)
Inventories, net	(7,395)	(960)
Accounts payable and accrued expenses	3,480	2,638
Net cash used in operating activities	(63,644)	(35,166)
Cash flows from investing activities:
Purchase of property and equipment	(4,384)	(1,120)
Receipt of deposit	80	1,000
Payments for licenses	(1,550)	(2,700)
Purchases of short-term investments	(55,282)	(9,750)
Sale of short-term investments	14,114	10,326
Net cash used in investing activities	(47,022)	(2,244)
Cash flows from financing activities:
Proceeds from sale of stock	75,900	8,500
Proceeds from issuance of convertible bonds	30,000	35,000
Costs incurred related to the sale of stock	(10,168)	-
Proceeds from exercise of stock options	1,208	14
Investment from non-controlling interest	49	569
Payment of contingent consideration	-	(3,185)
Repayment of capital lease obligations and long-term debt	(896)	(964)
Purchase of treasury stock	-	(2,311)
Net cash provided by financing activities	96,093	37,623
Net (decrease) increase in cash and cash equivalents	(14,573)	213
Cash and cash equivalents, beginning of period	33,125	43,495
Effect of exchange rate changes on cash and cash equivalents	710	(177)
Cash and cash equivalents, end of period	$19,262	$43,531
Non-cash investing and financing activities:
Stock issued in connection with the acquisition of QuaDPharma	$-	$343
Stock issued in connection with the acquisition of Polymed	$-	$2,500
Accrued purchases of property and equipment	$150	$57
Cost of equity raise in accounts payable and accrued expenses	$-	$327
Convertible bond issued in lieu of licensing cash payment	$7,000	$-
Common stock issued in lieu of licensing cash payment	$6,250	$-
Common stock issued upon the conversion of bonds	$98,929	$-
Property and equipment financed under capital lease	$242	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athenex, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Company and Nature of Business

Organization and Description of Business

Athenex, Inc. (the “Company” or “Athenex”), originally known as Kinex Pharmaceuticals LLC, formed in November 2003, commenced operations on February 5, 2004, and operated as a limited liability company until it was incorporated in the State of Delaware under the name Kinex Pharmaceuticals, Inc. on December 31, 2012. The Company changed its name to Athenex, Inc. on August 26, 2015.

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

Significant Risks and Uncertainties

The Company has incurred operating losses since its inception and, as a result, as of December 31, 2016 and September 30, 2017 had an accumulated deficit of $195.1 million and $298.0 million, respectively. Operations have been funded primarily through the sale of common stock and convertible bonds and, to a lesser extent, through revenue generated from our Global Supply Chain Platform and Commercial Platform. The Company will require significant additional funds in order to conduct clinical trials and to fund its operations. There can be no assurances, however, that additional funding will be available on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. The Company believes that it will be able to obtain additional working capital through equity financings or other arrangements to fund operations. If the Company is unable to obtain such additional financing, the Company will need to reevaluate future operating plans. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

On June 14, 2017, the day of the IPO, convertible bonds with an aggregate principal value of $68.0 million, and a carrying value of $55.8 million, were converted into 7,727,273 shares of common stock. The IPO closed on June 19, 2017. On September 29, 2017, the remaining convertible bond with a principal value of $7.0 million was converted into 795,455 shares of common stock, at a 20% discount from the IPO price of $11 per share.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. These condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. Intercompany transactions and balances have been fully eliminated in consolidation.

Results of the operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the years ended December 31, 2015 and 2016 included in the prospectus dated June 15, 2017, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

Use of Estimates

These condensed consolidated financial statements have been prepared in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Such management estimates include those relating to assumptions used in contract research accruals, allowance for doubtful accounts, chargebacks, inventory reserves, income taxes, the estimated useful life and recoverability of long-lived assets, and the valuation of stock-based awards. Actual results could differ from those estimates.

Revenue Recognition

Product Sales, Chargebacks, Returns, and Discounts

The Company recognizes product revenue when there is persuasive evidence of an arrangement, the price is fixed or determinable, collectability is reasonably assured, and upon shipment to or delivery and acceptance by customers. Service revenue is recognized in the period such services have been rendered.

The Company’s specialty products sold through its Commercial Platform are distributed through independent pharmaceutical wholesalers. The wholesalers then generally sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Sales are initially recorded at the list price sold to the wholesaler. Because these prices will be reduced for the end-user, the Company records a contra asset in accounts receivable and a reduction to revenue at the time of the sale, using the difference between the list price and the estimated end-user contract price. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user and such chargeback is offset against the initial estimated contra asset. As of September 30, 2017, the Company’s chargeback provision totaled $2.6 million.

The Company offers cash discounts, which approximate 2% of the gross sales price as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating, most often 2% of gross purchases. The Company expects that its wholesale customers will make timely payments and take advantage of the cash discounts, and expects customers to use their right of return. Therefore, at the time of sale, product revenue and accounts receivable are reduced by the full amount of the discount offered and the return expected. The Company considers payment performance and historical return rates and adjusts the accrual to reflect actual experience. As of September 30, 2017, the Company’s accrual for cash discounts and return accrual were not material to the financial statements.

Concentration of Credit Risk, Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments. The Company deposits its cash equivalents in interest-bearing money market accounts and certificates of deposit. Although the Company deposits the cash with multiple financial institutions, cash balances may occasionally be in excess of the amounts insured by the Federal Deposit Insurance Corporation. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating. The Company also has significant assets and liabilities held in its overseas manufacturing facility in China, Taihao, and therefore is subject to foreign currency fluctuation. Also, due to government restrictions on transferring funds out of China, the total restricted net assets of the Company’s consolidated subsidiaries was $12.7 million and  $15.7 million as of September 30, 2017 and December 31, 2016, respectively.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and subsequent clarifying guidance, which will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue based on the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers to determine the amount and timing of revenue to be recognized. Also required are new disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new standard is required to be applied either retrospectively to each prior reporting period presented (“full retrospective approach”) or retrospectively with the cumulative effect of initial application recognized at the date of initial application (“modified retrospective approach”). The Company has established an implementation team focused on evaluating the effects of the new standard on the Company’s operations and made progress in its evaluation of the guidance. Based on our preliminary assessment, we expect the most significant impact be the expanded disclosure requirements. We are continuing to work on the plan for implementation of the new guidance, including reviewing accounting policies and evaluating updates to our control environment where applicable. We will adopt the requirements of the new standard on January 1, 2018 using the modified retrospective method. The modified retrospective method requires companies to recognize the cumulative effect of initially applying the new standard as an adjustment to opening retained earnings. We currently do not anticipate such adjustment to be material.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory,” which requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfers occur. This ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017. This ASU is required to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company does not anticipate the effect of this standard on its consolidated financial statements to be material.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation - Scope of Modification Accounting,” which provides guidance as to when a modification of a share-based award must be accounted for. In general, if a modification of the terms and conditions of an award does not change the fair value of the award (or calculated value or intrinsic value, if used instead of fair value), does not change the vesting conditions of the award, and does not change the classification of the award as an equity instrument or a liability instrument, then an entity need not account for the modification. This guidance is effective in the first quarter of fiscal year

2018. The new rules are applied prospectively to awards modified after the adoption date. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  Effective January 1, 2017, the Company adopted ASU 2016-09. The standard eliminated the requirement to defer recognition of excess tax benefits related to employee share-based awards until they are realized through a reduction to income taxes payable. The Company applied the modified retrospective method and there was no net cumulative effect adjustment to retained earnings on January 1, 2017 because the increase in deferred income tax assets for previously unrecognized excess tax benefits was fully offset by a valuation allowance. As permitted by the ASU, the Company will continue to use an estimated forfeiture rate in determining stock-based compensation expense.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The primary purpose of the ASU is to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The ASU also applies the same test of goodwill to all reporting units, now including those with a zero or negative carrying amount of net assets. This ASU is required to be adopted on a prospective basis and is effective for any goodwill impairment tests in fiscal years beginning after December 15, 2019, although early adoption is permitted for any impairment tests performed after January 1, 2017. The Company adopted the new guidance on a prospective basis during the first quarter of 2017. The adoption of this ASU has not impacted the Company’s consolidated financial statements.

3. Inventories

Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials and purchased parts	$934	$977
Work in progress	2,298	2,727
Finished goods	8,403	536
Total inventories	$11,635	$4,240

4. Intangible Assets, net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	December 31, 2016
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets:
Licenses	$3,100	$315	$-	$2,785
QuaDPharma customer list	204	58	146	-
Polymed customer list	1,593	414	-	1,179
Polymed technology	3,712	437	-	3,275
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	1,884	-	248	1,636
Effect of currency translation adjustment	(411)	-	-	(411)
Total intangible assets, net	$10,082	$1,224	$394	$8,464

	September 30, 2017
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets:
Licenses	$4,650	$952	$-	$3,698
Polymed customer list	1,593	611	-	982
Polymed technology	3,712	672	-	3,040
Product rights	530	100	-	430
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	1,106	-	80	1,026
Effect of currency translation adjustment	(271)	-	-	(271)
Total intangible assets, net	$11,320	$2,335	$80	$8,905

As of December 31, 2016, licenses at cost include an Orascovery license of $0.4 million and a license purchased from Gland Pharma Ltd (“Gland”) of $2.7 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The license purchased from Gland is being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase. During the nine months ended September 30, 2017, the Company purchased additional licenses from Gland for $1.6 million which are being amortized over a period of 5 years.

The remaining intangible assets were acquired in connection with the acquisitions of Athenex Pharma Solutions (formerly referred to as QuaDPharma), Polymed, and CDE. Intangible assets are amortized using an economic consumption model over their useful lives. The Athenex Pharma Solutions customer list was being amortized on a straight-line basis over 7 years. The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. The CDE in-process research and development, or IPR&D, will not be amortized until the related projects are completed. IPR&D will be tested annually for impairment, unless conditions exist causing an earlier impairment test (i.e. abandonment of project).  During the nine months ended September 30, 2017, the Company abandoned a project within IPR&D and therefore, the related balance of $0.1 million was written-off as impaired and is included within research and development expenses in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2017. The weighted-average useful life for all intangible assets was 7.91 years as of September 30, 2017.

The Company recorded $0.4 million and $0.2 million of amortization expense for the three months ended September 30, 2017 and 2016, respectively, and $1.2 million and $0.5 million of amortization expense for the nine months ended September 30, 2017 and 2016, respectively.

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

Level 1—Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

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

Level 3—Inputs to the valuation methodology are unobservable, supported by little or no market activity, and are significant to the fair value measurement.

Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2016 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$6,522	$6,522	$-	$-
Short-term investments - certificates of deposit	8,628	8,628	-	-
Investment	340	340	-	-
Total assets	$15,490	$15,490	$-	$-
Liabilities:
Derivative liability	$8,795	$-	$-	$8,795
Total liabilities	$8,795	$-	$-	$8,795

	Fair Value Measurements at September 30, 2017 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$7,706	$7,706	$-	$-
Short-term investments - commercial paper	22,198	-	22,198	-
Short-term investments - corporate notes	10,084	-	10,084	-
Short-term investments - U.S. government bonds	19,498	-	19,498	-
Investment	325	325	-	-
Total assets	$59,811	$8,031	$51,780	$-

The Company classifies its certificates of deposit and money market funds within Level 1 because it uses quoted market prices to determine their fair value. The Company classifies its commercial paper, corporate notes, and U.S. government bonds within Level 2 because it uses quoted prices for similar assets or liabilities in active markets and each has a specified term and all level 2 inputs are observable for substantially the full term of each instrument.

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange (“TWO”). As of September 30, 2017 and December 31, 2016, the Company’s investment in PharmaEssentia is valued at the closing price reported on the TWO. This investment is classified as a level 1 investment.

The Company bifurcated the embedded derivative feature from its convertible bonds and recorded it as a long-term liability. The derivative liability was measured at fair value as of the issuance date and remeasured at fair value at the end of the reporting period. The liability is measured at fair value using level 3 inputs. The derivative liability is discussed further in Note 7—Debt.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Derivative Liability
Balance as of December 31, 2016	$8,795
Issuance of convertible bonds with embedded derivative	13,172
Change in fair value	15,411
Conversion of derivative liability to common stock	(37,378)
Balance as of September 30, 2017	$-

6. Income Taxes

The Company did not record a provision for federal income taxes for the nine months ended September 30, 2017 because it expects to generate a loss for the year ending December 31, 2017 and the Company’s net deferred tax assets continue to be offset by a full valuation allowance. Tax benefit to date relates to foreign tax benefit on losses in the Peoples Republic of China (“PRC”) offset by state franchise taxes and amortization of long-lived intangible assets in the U.S. and PRC.

7. Debt

As of September 30, 2017 and December 31, 2016, the balances of this debt are as follows (in thousands):

	September 30, 2017	December 31, 2016
Current portion of promissory notes to related parties	$779	$1,123
Current portion of mortgage	798	766
Current portion of capital lease obligation	44	-
Long-term portion of promissory notes to related parties	-	496
Long-term portion of capital lease obligation	179	-
Convertible bonds	-	14,498
Convertible bonds - related parties	-	16,129
Derivative liability	-	8,795
Total	$1,800	$41,807

The promissory notes have a 36-month term beginning on July 1, 2015 and ending on June 1, 2018 with a 6% stated interest rate. The mortgage payments extend through July 30, 2018. Future minimum principal payments on these promissory notes and mortgage consist of $1.1 million and $0.5 million due in the remaining three months in 2017 and 2018, respectively.

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

In March 2017, the Company signed an amendment to its license agreement with Hanmi, under which the Company received the rights to develop and sell drugs under the Orascovery program in additional territories, including Japan. This license amendment required an upfront fee of $7.0 million payable to Hanmi upon the execution of the agreement. In lieu of the payment, the Company issued a convertible bond to Hanmi with a par value of $7.0 million. This bond carried an interest rate of 10% per annum and a maturity date of October 1, 2018. This amendment included additional regulatory milestone payments and royalties based on sales. The occurrence of any milestone triggering events have not been deemed to be probable and no sales have yet occurred. On September 29, 2017, Hanmi converted its bond with a principal value of $7.0 million into 795,455 shares of common stock, at a 20% discount from the IPO price of $11 per share, which resulted in a loss on the embedded derivative feature from the convertible bond of $6.5 million in the three months ended September 30, 2017.

8. Related Party Transactions

During the three and nine months ended September 30, 2017 and 2016, the Company entered into transactions with individuals and companies that have financial interests in the Company. Related party transactions included the following:

a. During 2014 and 2015, the Company issued promissory notes to two executives in the amount of $12.6 million to facilitate the executives’ purchase of the Company’s common stock. The notes were intended to be forgiven over a three-year period, as compensation to those executives. The Company accelerated the forgiveness of these promissory notes in 2016 and forgave the notes in full. Stock-based compensation expense related to these notes amounted to $0 and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $0 and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Further, certain family members of executives perform consulting services for the Company. Such services were not significant to the condensed consolidated financial statements.

b. In 2015, CDE signed an agreement with Avalon BioMedical (Management) (“Avalon”) under which Avalon will receive certain administrative services and will occupy space at CDE’s research location. Avalon reimburses CDE for these administrative services as incurred and pays CDE  a certain percentage of the total rent payment  based on its staff headcount occupying the Hong Kong research and development facility (See Note 14—Commitments and Contingencies). Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of September 30, 2017 and December 31, 2016, Avalon held 678,880 shares of the Company’s common stock, which represented 1.1% and 1.7%, respectively of the Company’s total issued shares. Balances due from Avalon recorded on the condensed consolidated balance sheets were not significant.

c. The Company receives consulting and licensing revenue from PharmaEssentia, a company in which Athenex has an investment classified as available-for-sale (see Note 5—Fair Value Measurements). The Company recorded no revenue from PharmaEssentia for the three months ended September 30, 2017 or 2016, and $0.5 million and $0 for the nine months ended September 30, 2017 and 2016, respectively.

d. The Company previously purchased pharmaceutical ingredients from Chongqing Taisheng Biotechnology Co., Ltd. (“Taisheng”), a company which is owned by a member of Athenex’s management. The Company made no purchases from Taisheng  the three months ended September 30, 2017 or 2016  nor in the nine months ended September 30, 2017, but did purchase $0.2 million for the nine months ended September 30, 2016.

e. The Company receives clinical development services from ZenRx Limited and subsidiaries (“ZenRx”), a company for which one of our executive officers serves on the board of directors. In connection with such services, the Company made payments to ZenRx of $0.2 million and less than $0.1 million during the three months ended September 30, 2017 and 2016, respectively, and $0.5 million and less than $0.1 million during the nine months ended September 30, 2017 and 2016, respectively. As of each of September 30, 2017 and December 31, 2016, the Company owed ZenRx $0.1 million.

f. The Company receives consulting services from RSJ Consulting LLC (“RSJ”), a limited liability company for which one of our executive officers serves as the principal. Services incurred from RSJ amounted to less than $0.1 million and less than $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

9. Business and Economic Collaborative Agreements

New York State

On May 1, 2015, the Company executed an agreement for a medical technology research, development, innovation, and commercialization alliance with Fort Schuyler Management Corporation (“FSMC”), a not-for-profit corporation existing under the laws of the State of New York (the “State”). The Company has been granted $25 million by the State to build new corporate offices including a formulation lab with related equipment for the Company.

The Company, through its partnership with FSMC, Empire State Development (“ESD”), and The State University of New York (“SUNY”) Polytechnic, plans to execute a major expansion and establish a 315,000 square foot, ISO Class 5 high potency oral and sterile injectable pharmaceutical manufacturing facility in Dunkirk, New York. On September 4, 2017, the Company entered into a Grant Disbursement Agreement whereby the State will grant up to $200 million, plus any additional funds available from the previous $25 million ESD Grant for the Company’s corporate offices, to fund the construction of the new pharmaceutical manufacturing facility. The Company is entitled to lease the facility and all equipment purchased with grant funds at a rate of $1.00 per year for an initial 10-year term, and for the same rate if the Company elects to extend the lease for an additional 10-year term. In exchange, the Company committed to spending $1.52 billion on operational expenses in the facility in its first 10-year term, and an additional $1.50 billion on operational expenses if the Company elects to extend the lease for a second 10-year term. The Company does not have significant construction period risks and the State will fund a majority of the construction costs and hold ownership of the manufacturing and office facilities. As of September 30, 2017, construction on these facilities had not yet been completed.

10. Stockholders’ Equity

Common Stock

As of September 30, 2017 and 2016, 250 million common shares, par value $0.001, were authorized by the Company’s Board of Directors. The common shares are entitled to one vote per share and to receive dividends as declared.

On June 14, 2017, the Company completed an IPO of its common stock (refer to Note 1 – Company and Nature of Business for additional information). During the nine months ended September 30, 2017, the Company issued 6,900,000 shares of common stock at $11.00 per share in connection with the IPO, 8,522,728 shares of common stock from the conversion of the convertible bonds into common stock, 568,182 shares of common stock upon the IPO in connection with a licensing agreements, 512,586  shares from the exercise of warrants and options, and 821,982 shares from the vesting of restricted stock units and the grant of shares in connection with an executive’s employment agreement for cumulative increase to equity of $182.3 million.

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

Common Stock Option Plans

The Company has three common stock option plans adopted in 2013, 2007 and 2004 (the “Plans”) which authorize the grant of up to 11,800,000 common stock options to employees, directors, and consultants. Additionally, on June 14, 2017, the Company adopted its 2017 Omnibus Incentive Plan and 2017 Employee Stock Purchase Plan (the “2017 Plans”). Under the 2017 Plans, 5,200,000 shares of common stock are reserved for future issuance to employees, directors, and consultants, including 1,000,000 reserved for an Employee Stock Purchase Plan, which was established at IPO but no shares have as yet been issued.  Management has valued the options at their grant date using the Black-Scholes option pricing model. See Note 11—Stock-Based Compensation for more information.

11. Stock-Based Compensation

Stock Options

The total fair-value of stock options vested and recorded as compensation expense during the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016 was $2.3 million, $2.3 million, $5.7 million, and $6.2 million, respectively. As of September 30, 2017 and December 31, 2016, $15.8 million and $11.0 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.9 years and 1.6 years, respectively. The total intrinsic value of options exercised was approximately $1.6 million and less than $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans to employees, directors, and consultants (in thousands, except stock option amounts):

	Stock Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	9,280,689	$6.26	7.26	$43,994
Granted	1,691,232	11.28	-
Exercised	(178,520)	6.77	-
Forfeited	(86,677)	8.96	-
Expired	(9,323)	3.57	-
Outstanding at September 30, 2017	10,697,401	$7.02	7.26	$112,169
Vested and exercisable at September 30, 2017	7,887,583	$5.99	6.56	$90,862

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding a number of highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model during the periods indicated:

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
Weighted average grant date fair value	$6.90	$5.29
Expected dividend yield	-%	-%
Expected stock price volatility	66%	65%
Risk-free interest rate	1.74%	1.19%
Expected life of options (in years)	6.2	5.9

Stock Grants

The Company grants common stock to key officers and directors as additional compensation in certain circumstances. The fair value of these grants is recorded as compensation expense throughout the requisite service period. Compensation cost recorded for the stock grants amounted to $0.5 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and $6.0 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Restricted Stock

The following table summarizes restricted stock activity:

	Shares of Restricted Stock	Weighted Average Fair Value
Nonvested at December 31, 2016	661,982	$9.00
Granted	-	9.00
Vested	(421,982)	9.00
Nonvested at September 30, 2017	240,000	$9.00

Warrants

The Company has granted warrants to purchase common stock. The Company determined the fair value of the warrants on the grant date using the Black-Scholes option pricing model, consistent with the valuations of stock options described above. All warrants were fully vested and 344,000 were outstanding as of December 31, 2016. During June 2017, the holder exercised their warrants and as of September 30, 2017, there were no outstanding warrants.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$2,349	$2,319	$5,690	$6,196
Vesting of restricted stock grants	540	1,806	1,620	3,973
Stock awarded to directors and officers	-	-	4,400	-
Total stock-based compensation expense	$2,889	$4,125	$11,710	$10,169
Cost of product sales	$48	$-	$96	$-
Research and development expenses	567	1,820	1,475	4,984
Selling, general, and administrative expenses	2,274	2,305	10,139	5,185
Total stock-based compensation expense	$2,889	$4,125	$11,710	$10,169

12. Net Loss Per Share Attributable to Athenex, Inc. Common Stockholders

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options and other common stock equivalents	10,736,494	11,340,938	9,989,045	11,250,456
Unvested restricted shares	265,000	1,434,548	444,544	1,427,370
Total potential dilutive shares	11,001,494	12,775,486	10,433,589	12,677,826

13. Business Segment, Geographic, and Concentration Risk Information

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

Oncology Innovation Platform—This operating segment performs research and development on certain of the Company’s proprietary drugs, from the preclinical development of its chemical compounds, to the execution and analysis of its several clinical trials. This segment focuses specifically on the oral absorption cancer drug platform, the Src Kinase inhibitors, and the transmucosal drug delivery system. This segment performs research in the United States, Taiwan, Hong Kong, and mainland China.

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

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to Athenex, Inc.:
Oncology Innovation Platform	$(22,558)	$(17,989)	$(83,836)	$(40,441)
Global Supply Chain Platform	(1,564)	(248)	(4,693)	(23)
Commercial Platform	848	(6,385)	(14,358)	(7,197)
Total consolidated net loss attributable to Athenex, Inc.	$(23,274)	$(24,622)	$(102,887)	$(47,661)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue:
Oncology Innovation Platform	$205	$123	$1,208	$669
Global Supply Chain Platform	8,601	7,767	19,407	19,371
Commercial Platform	7,378	-	9,274	-
Total revenue for reportable segments	16,184	7,890	29,889	20,040
Intersegment revenue	(2,190)	(2,274)	(6,719)	(4,602)
Total consolidated revenue	$13,994	$5,616	$23,170	$15,438

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue by product group:
API sales	$5,345	$4,051	$10,369	$11,740
Medical device sales	562	649	1,128	1,525
Contract manufacturing revenue	250	517	934	1,229
Commercial product sales	7,505	18	9,547	50
License fees and consulting revenue	60	75	756	241
Grant revenue	272	306	436	653
Total consolidated revenue	$13,994	$5,616	$23,170	$15,438

Intersegment revenue is recorded by the selling segment when it is realized or realizable and all revenue recognition criteria are met. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total depreciation and amortization:
Oncology Innovation Platform	$130	$49	$342	$146
Global Supply Chain Platform	548	484	1,569	1,139
Commercial Platform	243	45	674	45
Total consolidated depreciation and amortization	$921	$578	$2,585	$1,330

	September 30,	December 31,
	2017	2016
Total assets:
Oncology Innovation Platform	$85,450	$53,022
Global Supply Chain Platform	47,864	48,560
Commercial Platform	15,444	4,308
Total consolidated assets	$148,758	$105,890

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue:
United States	$8,114	$1,060	$11,056	$2,575
India	3,015	2,156	5,275	5,364
Austria	964	1,514	2,682	4,698
China	1,038	521	1,767	1,627
Taiwan	-	-	500	-
Other foreign countries	863	365	1,890	1,174
Total consolidated revenue	$13,994	$5,616	$23,170	$15,438

	September 30,	December 31,
	2017	2016
Total property and equipment, net:
United States	$4,609	$2,177
China	4,215	3,633
Total consolidated property and equipment, net	$8,824	$5,810

Customer revenue and accounts receivable concentration amounted to the following for the identified periods. These customers relate to the Commercial Platform segment and the Global Supply Chain Platform segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Percentage of total revenue by customer:
Customer A	18%	38%	20%	35%
Customer B	7%	27%	11%	29%
Customer C	16%	-	11%	-
Customer D	7%	-	7%	-

	September 30,	December 31,
	2017	2016
Percentage of total accounts receivable by customer:
Customer A	25%	50%
Customer B	8%	9%
Customer C	11%	-

14. Commitments and Contingencies

Future minimum payments under the non-cancelable leases consisted of the following as of September 30, 2017 (in thousands):

Year ending December 31:	Minimum payments
2017 (remaining three months)	$211
2018	1,263
2019	1,648
2020	1,657
2021	1,665
Thereafter	6,295
$12,739

Legal Proceedings

The Company is not a party to any pending or known threatened legal proceedings that, in the opinion of the Company, would have a material impact on the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, item I of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in our final prospectus dated June 13, 2017, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Prospectus. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” beginning on page 30 in this report.

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

Since inception, we have devoted substantially all of our resources to research and development of our lead product candidates under our Orascovery and Src Kinase Inhibition platforms. We have incurred significant net losses since inception. As of September 30, 2017, we had an accumulated deficit of approximately $298.0 million. Our recurring losses from operations and negative cash flows from operations have raised substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm has noted this in their opinion on our consolidated financial statements for the year ended December 31, 2016, which was issued prior to our raising $64.2 million of net proceeds in our June 2017 IPO described below. As a result of the acquisitions of Athenex Pharma Solutions in 2014 and Polymed in 2015, we started to generate revenue from those businesses. Our Commercial Platform launched sales of generic injectable products in 2017. Product sales totaled $22.0 million and $14.5 million for the nine months ended September 30, 2017 and 2016, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

We have funded our operations to date primarily from the issuance and sale of our common stock and convertible bonds and, to a lesser extent, through revenue generated from our Global Supply Chain Platform and Commercial Platform. Cash used in operations for the nine months ended September 30, 2017 was $63.6 million compared with cash used in operations of $35.2 million for the nine months ended September 30, 2016. As of September 30, 2017, we had cash and cash equivalents of $19.3 million and short-term investments of $49.8 million.

On June 14, 2017, we completed the initial public offering (IPO) of our common stock pursuant to a registration statement on Form S-1. In the IPO, we sold an aggregate of 6,900,000 shares of our common stock, which included 900,000 shares of common stock purchased by the underwriters upon the full exercise of their options to purchase additional common stock, at a price to the public of $11.00 per share. We received aggregate cash proceeds of approximately $64.2 million from the IPO, net of underwriting discounts and commissions and offering expenses. Upon the IPO, convertible bonds with an aggregate principal value of $68.0 million, and a carrying value of $55.8 million, were converted into 7,727,273 shares of common stock. On September 29, 2017, the remaining convertible bond with a principal value of $7.0 million was converted into 795,455 shares of common stock, at a 20% discount from the IPO price of $11 per share.

Key Components of Results of Operations

Revenue

We derive our consolidated revenue primarily from (i) the sales of API and medical devices by our Global Supply Chain Platform; (ii) the sales of generic injectable products by our Commercial Platform; (iii) licensing and collaboration projects conducted by our Oncology Innovation Platform, which generates revenue in the form of upfront payments, milestone payments and payments received for providing research and development services for our collaboration projects and for other third parties; and (iv) grant awards from government agencies and universities for our continuing research and development efforts.

We do not anticipate revenue being generated from sales of our product candidates under development in our Oncology Innovation Platform until we have obtained regulatory approval. We cannot assure you that we will succeed in achieving regulatory approval for our drug candidates as planned, or at all.

Cost of Product Sales

Along with sourcing from third party manufacturers, we manufacture clinical products in our cGMP facility in New York and APIs at our cGMP facility in China. Cost of product sales primarily includes the cost of finished products, raw materials, labor costs, manufacturing overhead expenses and reserves for expected scrap, as well as transportation costs. Cost of product sales also includes depreciation expense for production equipment, amortization of certain licenses, changes to our excess and obsolete inventory reserves, and certain direct costs such as shipping costs, net of costs charged to customers.

Research and Development Expenses

Research and development expenses consist of the costs associated with in licensing of product candidates, conducting preclinical studies and clinical trials, activities related to regulatory filings and other research and development activities. Our current research and development activities mainly relate to the clinical development of the following programs:

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

We expense research and development costs as incurred. We record costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment or clinical site activations. We do not allocate employee-related costs, depreciation, rental and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under research and development.

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

Research and development activities are central to our business model. We expect our research and development expenses to continue to increase for the foreseeable future as we continue to support the clinical trials of Oraxol, Oratecan, Oradoxel, Oratopo, KX-01 ointment, KX-01 oral and KX-02, as well as initiate and prepare for additional clinical and preclinical studies. We also expect spending to increase in the research and development for API, 503B and specialty products. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will likely impact our clinical development programs and plans.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses primarily consist of compensation, including salary, employee benefits and stock-based compensation expenses for sales and marketing personnel, and for administrative personnel that support our general operations such as executive management, legal counsel, financial accounting, information technology, and human resources personnel. SG&A expenses also includes professional fees for legal, patents, consulting, auditing and tax services, as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in the selling, marketing, general and administrative activities. We expect to incur additional SG&A expenses in connection with our becoming a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption pursuant to the JOBS Act.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars and percentage. This information should be read together with our consolidated financial statements and related notes included elsewhere in this document. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue	$13,994	$5,616	$8,378	149%
Cost of product sales	(8,082)	(5,416)	(2,666)	49%
Research and development expenses	(11,944)	(18,052)	6,108	-34%
Selling, general, and administrative expenses	(10,364)	(6,790)	(3,574)	53%
Interest expense	(353)	(5)	(348)	NM
Loss on derivative liability	(6,548)	-	(6,548)	NM
Income tax (expense) benefit	(11)	(9)	(2)	22%
Net loss	(23,308)	(24,656)	1,348
Less: net loss attributable to non-controlling interests	(34)	(34)	-	0%
Net loss attributable to Athenex, Inc.	$(23,274)	$(24,622)	$1,348

Revenue

Revenue for the three months ended September 30, 2017 was $14.0 million, an increase of $8.4 million, or 149%, as compared to $5.6 million for the three months ended September 30, 2016. The increase was primarily attributable to the 2017 launch of specialty products sold through our Commercial Platform, which contributed revenue of $7.4 million during the period. API sales increased by $1.3 million. This was offset by $0.3 million decrease in contract manufacturing revenue.

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2017 totaled $8.1 million, an increase of $2.7 million, or 49%, as compared to $5.4 million for the three months ended September 30, 2016. This was primarily due to the increase of $3.8 million cost of product sales in the recently launched specialty products, offset by the decrease of $1.1 million cost of product sales in the contract manufacturing and API. The increase in gross profit was driven primarily by the sale of Sodium Bicarbonate, of which there was a shortage during the period. Changes in availability of products could increase or decrease our revenue and gross profit in the future.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2017 totaled $11.9 million, a decrease of $6.1 million, or 34%, as compared to $18.1 million for the three months ended September 30, 2016. This was primarily due to decreased licensing fees and decreased preclinical program expenses, and included the following:

•	$4.6 million decrease in the costs of drug licensing fees to Gland and SunGen;
•	$1.7 million decrease in employee and executive compensation primarily due to a shift in focus of certain personnel to supporting selling, general and administrative functions; and
•	$1.2 million decrease in the cost of preclinical studies as several of the Company's drugs progressed into the clinical stages.

These decreases were partially offset by a $1.4 million increase related to the research and development of our clinical studies, 503B products and API products.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2017, totaled $10.4 million, an increase of $3.6 million, or 53%, as compared to $6.8 million for the three months ended September 30, 2016. This was primarily due to the establishment of our Commercial Platform in the third quarter of 2016, as well as additional costs associated with being a public company beginning in June 2017, and included the following:

•	$2.5 million increase in employee and executive compensation due to the expansion of our sales and marketing force and a shift in focus of certain personnel to general and administrative functions;
•	$0.6 million in selling and marketing expenses related to the Commercial Platform; and
•	$0.5 million increase in professional fees and other office expenses.

Interest Expenses

Interest expense for the three months ended September 30, 2017 totaled $0.4 million, an increase of $0.3 million as compared to $0.1 million for the three months ended September 30, 2016. The increase was due to the interest incurred on convertible bonds we issued between the third quarter of 2016 and the second quarter of 2017, which had all been converted into common stock as of September 30, 2017.

Loss on Derivative Liability

Loss on derivative liability for the three months ended September 30, 2017 increased by $6.5 million. This increase was due to the increase in our stock price changing the fair value of the derivatives embedded within the convertible bonds we issued between the third quarter of 2016 and the second quarter of 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth a summary of our condensed consolidated results of operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars and percentage. This information should be read together with our consolidated financial statements and related notes included elsewhere in this document. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue	$23,170	$15,438	$7,732	50%
Cost of product sales	(15,058)	(14,392)	(666)	5%
Research and development expenses	(55,949)	(33,443)	(22,506)	67%
Selling, general, and administrative expenses	(33,795)	(15,694)	(18,101)	115%
Interest expense	(6,010)	(8)	(6,002)	NM
Loss on derivative liability	(15,411)	-	(15,411)	NM
Income tax benefit	52	294	(242)	-82%
Net loss	(103,001)	(47,805)	(55,196)
Less: net loss attributable to non-controlling interests	(114)	(144)	30	-21%
Net loss attributable to Athenex, Inc.	$(102,887)	$(47,661)	$(55,226)

Revenue

Revenue for the nine months ended September 30, 2017 was $23.2 million, an increase of $7.7 million, or 50%, as compared to $15.4 million for the nine months ended September 30, 2016. The increase was primarily attributable to the launch of 11 specialty products sold through our Commercial Platform since March 2017, which contributed $9.3 million of the revenue increase in the current year. Revenue from licensing fees and proprietary products sales increased by $0.5 million and $0.2 million, respectively. These were offset by the decreases of $1.4 million in API sales, $0.4 million in medical devices sales, $0.3 million in contract manufacturing revenue and $0.2 million in grant revenue.

Cost of Product Sales

Cost of product sales totaled $15.1 million for the nine months ended September 30, 2017, an increase of $0.7 million, or 5%, from the nine months ended September 30, 2016. The launch of our specialty products from the Commercial Platform in 2017 resulted in an increase of $5.1 million cost of product sales, offset by a $4.4 million decrease in API, medical device and contract manufacturing cost of product sales. The increase in gross profit was driven primarily by the sale of Sodium Bicarbonate, of which there was a shortage in the third quarter of 2017.

Research and Development Expenses

Our research and development expenses increased by $22.5 million, or 67%, to $55.9 million for the nine months ended September 30, 2017 from $33.4 million for the nine months ended September 30, 2016, primarily due to the increased costs of drug licensing fees and the advancement of our clinical pipeline, and included the following:

•	$17.3 million increase resulting from the drug licensing fees to Hanmi, Gland and Amphastar;
•	$7.3 million increase in the costs of clinical studies, primarily for Oraxol, KX-01 ointment, and Oratecan;
•	$1.8 million increase in general product development and supplies related to 503B products;
•	$1.0 million increase in API research and development expenses; and
•	$0.7 million increase in the amortization of the license fees;

These increases were partially offset by a $3.5 million decrease in compensation expenses due to a shift in focus of certain personnel to supporting selling, general and administrative functions and a $2.1 million decrease in the preclinical study costs as our proprietary drugs entered the clinical stages.

Selling, General, and Administrative Expenses

Our selling, general and administrative expenses increased by $18.1 million, or 115%, from $15.7 million for the nine months ended September 30, 2016 to $33.8 million for the nine months ended September 30, 2017 primarily due to an increase in employee compensation, and included the following:

•

$13.3 million increase in employee and executive compensation, due to the expansion of our sales and marketing force and a shift in focus of certain personnel to general and administrative functions, and stock-based compensation awarded to the executive and employee upon the IPO;

•	$2.3 million increase in office expenses, rent and utilities, and other expenses related to the expansion of our business operations;
•	$1.7 million in selling and marketing costs related to the launch of our generic injectable products and the branding of our proprietary products; and
•	$0.8 million increase in professional fees, which included accounting, legal and consulting fees.

Interest Expenses

Interest expenses increased by $6.0 million for the nine months ended September 30, 2017. This was primarily due to the interest incurred on the convertible bonds issued between the third quarter of 2016 and the second quarter of 2017, which had all been converted into common stock as of September 30, 2017.

Loss on Derivative Liability

Loss on derivative liability increased by $15.4 for the nine months ended September 30, 2017. This was primarily due to the increase in our stock price changing the fair value of the derivatives embedded within the convertible bonds we issued between the third quarter of 2016 and the second quarter of 2017.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and selling, general and administrative costs associated with our operations. We incurred net losses of $103.0 million and $47.8 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $298.0 million. Our primary use of cash is to fund research and development costs. Our operating activities used $63.6 million and $35.2 million of cash during the nine months ended September 30, 2017 and 2016, respectively. Our principal sources of liquidity as of September 30, 2017 were cash and cash equivalents totaling of $19.3 million and short-term investments totaling $49.8 million, which are generally U.S. government or high quality investment grade corporate debt securities.

Pursuant to our IPO in June 2017, the Company sold an aggregate of 6,900,000 shares of its common stock at a price of $11.00 per share for cash proceeds of $64.2 million, net of underwriting discounts and commissions of $6.1 million and offering costs of $5.6 million.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of September 30, 2017, will enable us to fund our operating expenses and capital expenditures requirements through March 2018. We expect that our expenses will increase substantially as we continue to fund clinical development of our Orascovery and Src Kinase Inhibition research programs, fund new and ongoing research and development activities and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to accurately estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

We believe that the existing cash and cash equivalents and short term investments will not be sufficient to enable us to complete all necessary development or commercially launch our proprietary drug candidates. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our inability to obtain additional funding when needed could seriously harm our business.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash (used in) operating activities	$(63,644)	$(35,166)
Net cash (used in) investing activities	(47,022)	(2,244)
Net cash provided by financing activities	96,093	37,623
Net effect of foreign exchange rate changes	710	(177)
Net (decrease) increase in cash and cash equivalents	$(13,863)	$36

Net Cash Used in Operating Activities

The use of cash was primarily resulted from our net loss adjusted for non-cash charges and changes in components of working capital. The primary use of our cash in the periods presented was to fund our research and development, regulatory and other clinical trial costs, drug licensing costs, inventory purchase, and other expenditures related to sales, marketing and administration.

Net cash used in operating activities was $63.6 million for the nine months ended September 30, 2017. This resulted principally from our net loss of $103.0 million, adjusted for non-cash charges of $49.7 million, and by cash used in our operating assets and liabilities of $10.3 million. Our net non-cash charges during the nine months ended September 30, 2017 primarily consisted of $15.4 million of fair value change in derivative liabilities, $13.3 million of licensing fees settled by bonds and equity, $11.7 million of stock-based compensation expense, $3.7 million of convertible bonds interest, $3.3 million amortization of debt discount, and $2.6 million depreciation and amortization expense.

Net cash used in operating activities was $35.1 million for the nine months ended September 30, 2016. The resulted principally from our net loss of $47.8 million, adjusted for non-cash charges of $12.1 million, and by cash provided from our operating assets and liabilities of $0.5 million. Our non-cash charges during the nine months ended September 30, 2016 primarily consisted of $10.0 million of stock-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $47.0 million for the nine months ended September 30, 2017, compared to $2.2 million used in investing activities for the nine months ended September 30, 2016. The increased use in cash from investing activities was primarily due to cash used in purchasing short-term investments, including commercial paper, corporate notes, and U.S. government bonds.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $96.1 million for the nine months ended September 30, 2017, including $75.9 million from the issuance of common stock, which resulted in net proceeds of $65.7 million from the IPO due to $6.1 million of underwriting discounts and commissions and $4.1 million of certain offering costs, and $30.0 million from the issuance of convertible bonds, compared with $37.6 million for the nine months ended September 30, 2016, which included $35.0 million from the issuance of convertible bonds, $8.5 million from the issuance of common stock, offset by $3.1 million payment of contingent consideration and $2.3 million purchase of treasury stock.

Contractual Obligations

A summary of our contractual obligations as of September 30, 2017 is as follows:

	Payments Due by Period
	Remainder of 2017	1 to 3 years	3 to 5 years	More than 5 years	Total Amounts Committed
	(in thousands)
Operating leases	$211	$2,911	$3,322	$6,295	$12,739
Long-term debt	798	-	-	-	798
Long-term debt - related parties	287	492	-	-	779
Capital lease obligation	11	212	-	-	223
Licensing fees	1,013	4,400	-	-	5,413
	$2,320	$8,015	$3,322	$6,295	$19,952

The operating leases include (1) the rental of our global headquarters in the Conventus Center for Collaborative Medicine in Buffalo, NY, (2) the rental of our research and development facility in the Integrated Circuit Development Centre in Hong Kong, (3) the rental of the Commercial Platform headquarters in Chicago, IL, and (4) the rental of our clinical research and development facility in Cranford, NJ. Of the total amounts committed, $9.4 million are committed for the rental of our Buffalo, NY global headquarters, $0.2 million are committed for our Hong Kong research and development facility, $2.6 million are committed for our Commercial Platform headquarters in Schaumburg, IL, and  $0.5 million are committed for our research and development center in New Jersey. The above amounts do not include the interest that will be incurred on our debt.

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

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A(a) and (b) of the Exchange Act which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes;” and (2) disclose certain executive compensation related matters. We also rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1 billion, (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Renminbi, or RMB. In the nine months ended September 30, 2017 and 2016, approximately 5% and 6%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $19.3 million as of September 30, 2017, which consisted primarily of bank deposits and money market funds. In addition, we also had short term investments of $49.8 million as of September 30, 2017. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a15(d) and 15d15( d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in our Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On September 29, 2017, we issued 795,455 shares of common stock through the conversion of our convertible bond with a principal value of $7.0 million. These transactions were exempt from the registration requirements of the Securities act in reliance upon Section 4(a)(2) of the Securities Act.

Use of Proceeds

On June 13, 2017, our Registration Statement on Form S-1(File no.333-217928) relating to the IPO of our common stock was declared effective by the SEC.

There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on June 15, 2017 pursuant to Rule 424(b)

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10Q are set forth below.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.30	Grant Disbursement Agreement dated September 4, 2017 by and between New York State Urban Development Corporation d/b/a Empire State Development and Athenex, Inc.	—	—	—	Filed herewith
31.1	Certification of the Chief Executive Officer and Chairman of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and Chairman of the Board of Directors and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned thereunto duly authorized.

Athenex, Inc.

Date: November 9, 2017	By:	/s/ Johnson Y.N. Lau
Chief Executive Officer (Board Chairman and Principal Executive Officer)
Date: November 9, 2017	By:	/s/ J. Nicholas Riehle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)