Form 10-K
period 2017-12-31
Athenex, Inc.
filed 2018-03-26
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission ﬁle number 001-38112

ATHENEX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	EIN 43-1985966
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identiﬁcation No.)
1001 Main Street, Suite 600 Buffalo, NY
United States	14203
(Address of principal executive ofﬁces)	(Zip Code)

(716) 427-2950

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as deﬁned in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to ﬁle reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Se- curities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such ﬁles). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent ﬁlers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in deﬁnitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated ﬁler	☐		Accelerated ﬁler	☐
Non-accelerated ﬁler	☒	(Do not check if a smaller reporting company)	Smaller reporting company Emerging growth company	☐ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-afﬁliates of the registrant calculated based on the closing price of $16.0 of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2017, the last business day of the registrant’s most recently completed second ﬁscal quarter, was approximately $551.0 million.

As of March 16, 2018, 63,492,667 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders currently scheduled to be held June 12, 2018 are incorporated by reference into Part III hereof.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, clinical development activities, the timing and results of clinical trials and potential regulatory approval and commercialization of product candidates. In some cases, forward-looking statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. These words are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Unless the context indicates otherwise, as used in this Annual Report, the terms “Athenex,” “the Company,” “we,” “us,” and “our” refer to Athenex, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted.

PART I

Item 1.	Business.

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

Common treatments for cancer include surgery, radiation therapy, chemotherapy, and such newer methods as targeted therapy; however, chemotherapy remains one of the key treatment options for cancer patients and is traditionally administrated intravenously. A major part of cancer treatment consists of IV chemotherapy. The limitations of IV chemotherapy involve repeated painful IV line insertions, potential anaphylactic reactions, expensive hospital visits, toxic side effects and poor quality of life for cancer patients. To address this unmet medical need, development of oral chemotherapy that is more effective and more tolerable, can be taken easily orally at home, avoiding weekly IV infusions and hospital visits (e.g. paclitaxel) is urgently needed. Oral administration of many IV chemotherapy drugs has been unsuccessful because human intestinal cells have a P-gp pump that pumps out chemotherapy drugs (e.g. paclitaxel, doxetaxel, irinotecan etc.) before they can be absorbed. Many attempts at new drug development of P-gp inhibitors failed clinically because of lack of clinical efficacy or significant toxicities.

We believe that oral administration can overcome key limitations and challenges around IV administration of certain cytotoxic chemotherapies, and that our Orascovery platform will establish a new paradigm in the use of oral anti-cancer drugs for cancer treatments. Our Orascovery platform is based on the novel P-gp pump inhibitor molecule HM30181A, which we in-licensed in 2011 from Hanmi, a major Korean pharmaceutical company focusing on research and development. The P-gp pump is a plasma membrane protein on the cells of the gut which forms a localized drug transport system and prevents oral absorption at therapeutic levels of many well-known, widely used P-gp substrate cancer chemotherapeutic drugs such as paclitaxel, irinotecan and docetaxel, limiting their current delivery to IV. These chemotherapy agents are widely used to treat multiple types of cancer. A cancer patient’s inability to tolerate IV chemotherapies has limited the effectiveness of IV anti-cancer therapies. Co-administration of HM30181A with oral paclitaxel is designed to facilitate the oral absorption of paclitaxel by blocking P-gp in intestinal cells and enables oral dosing at therapeutic blood levels which have not been successfully and safely achieved to date without the use of HM30181A. We have learned through clinical studies that this technology allows for certain active chemotherapeutic agents to be absorbed into the blood orally as compared to IV, and may enable some patients to tolerate many cycles of treatment. Oraxol, our leading Orascovery drug candidate is composed of HM30181A co-administered with an oral dosage form of paclitaxel. We have three other major clinical product candidates in this platform, Oratecan, Oradoxel and Oratopo, which include HM30181A co-administered with an oral formulation of the widely used IV-administered chemotherapeutic agents, irinotecan, docetaxel and topotecan, respectively. In December 2017, we also announced that we have initiated the preparation of an IND for oral eribulin co-administered with HM30181A.

Oral administration can overcome key limitations and challenges around IV administration of certain cytotoxic chemotherapies, such as dosing, tolerability and efficacy, and we believe the Orascovery approach will establish a new paradigm in the use of oral anti-cancer drugs for cancer treatments in at least three ways. First, with the use of HM30181A, clinicians may be able to consistently deliver oral doses of certain chemotherapeutic drugs over a greater number of cycles and duration of time. Second, we believe active drug exposure of chemotherapeutic agents in the patient over time is a critical element in determining efficacy and we can achieve greater tolerability with administration of HM30181A in combination with chemotherapeutic drugs as compared to the current IV standards of care. Third, in light of better tolerability of standard chemotherapies delivered orally, combination with immuno-oncology and targeted anti-cancer treatments can be potentially optimized compared to current treatment paradigms.

We are rapidly advancing our lead Orascovery drug candidate, Oraxol. In 2015, we started enrolling patients in a Phase 3 Oraxol study which combined the dosing of our 15 milligram tablet of HM30181A paired with dosing of our oral formulation of paclitaxel in a head to head comparison to IV formulation of paclitaxel. In October 2016, we entered into a clinical study collaboration with Eli Lilly and Company to evaluate Oraxol in combination with Lilly’s approved monoclonal antibody Cyramza (ramucirumab) to treat gastric, gastric-esophageal and esophageal cancer. This combination study commenced in July 2017. In January 2018, we completed the first cohort of patients in our Oraxol and ramucirumab combination study, which showed encouraging early results. We are also planning a combination study of Oraxol with Anti-PD1 in advanced malignancies. In October 2017, the Drug Safety

Monitoring Board unanimously recommended continuation of our Oraxol Phase 3 study following review of an interim analysis. In January 2018, we received positive feedback from the FDA on the design of the ongoing Phase 3 trial, which indicated that if the study meets the primary endpoint with an acceptable benefit to risk profile, it could be adequate as a single comparative trial to support registration of Oraxol in the U.S. for the indication of metastatic breast cancer. In February 2018, the enrollment of patients was on target for the Company to be able to conduct a second interim analysis in the Oraxol KX-ORAX-001 Phase 3 clinical trial in the third quarter of 2018. When interim results are available, we plan to confirm with the FDA regarding its use as the pivotal trial. If accepted, we could be able to complete all other required studies by end of 2018. If not, other studies, which could require multiple years, may be required. In addition, in June 2017, our Chinese subsidiary submitted an IND application to the China FDA, or CFDA, for Oraxol, and in January 2018, the CFDA allowed the IND application for Oraxol. Acceptance of the Oraxol IND by the CFDA allows us to commence a clinical trial program for Oraxol in China in 2018.

We have also developed novel small molecule compounds through our Src Kinase Inhibition platform. The Src Kinase inhibition platform refers to novel small molecule compounds that have differentiated multiple-mechanisms of actions including: (1) the inhibition of the activity of Src Kinase and (2) the inhibition of tubulin polymerization. We believe the combination of the two mechanisms of action provides a broader range of anti-cancer activity compared to either mechanism of action alone. Our three key clinical product candidates in this platform are KX-01 ointments for actinic keratosis, or AK, pre-cancerous lesions and psoriasis; KX-01 oral for solid and liquid tumors and potential skin cancer indications and pre-cancerous lesions and KX-02 for glioblastoma multiforme, or GBM. AK has an estimated prevalence of over 58 million patients, and was found in approximately 14% of patients visiting dermatologists in the U.S., while GBM has an incidence of 2 to 3 per 100,000 adults per year and accounts for 52% of all primary brain tumors.

We completed enrollment of an approximately 160-patient Phase 2a study of KX-01 ointment for treatment of AK across 16 sites in 2016. We commenced patient enrollment in two Phase 3 studies in September 2017 and the enrollment was completed in February 2018. AK is a common disease, with a prevalence of approximately 58 million patients in the United States. If left untreated, 10-15% of AK lesions will develop into skin cancers. Our Phase 1 clinical study and preliminary data from our Phase 2 clinical study demonstrated a complete response rate of up to 43% among subjects who received treatment on their faces, with few severe local skin reactions, or LSRs, reported with the dosing regimen studied. Currently available treatments are limited by severe local skin reactions such as vesiculation, pustulation, erosion and ulceration, with low patient compliance. We believe physicians and patients have avoided topical treatments because of the pronounced side effects of the current treatments such as ingenol mebutate, imiquimod, fluorouracil, and that an ointment product with good clinical activity and a favorable side effect profile could capture substantial new market share for treatment of this condition. In addition, in May 2017, the CFDA approved clinical trials of KX-02 in tablet form for treatment of Glioblastoma, which are being led by our partner, Xiangxue Pharmaceutical Co. Ltd.

In addition to our existing portfolio of clinical candidates, our research and development teams are evaluating additional applications of Orascovery, and developing new platforms based on our knowledge of absorption biology. For example, we are exploring a CYP and P-gp dual inhibitor technology to generate new product candidates.

The following pipeline chart sets forth certain information concerning our key innovative drug product candidates:

(1)	Also excluding Taiwan, Singapore, Vietnam, Australia, New Zealand, Middle East and Africa
(2)	Collaboration with Eli Lilly and Company, manufacturer of ramucirumab
(3)	Also excluding Taiwan, Hong Kong, Singapore, Malaysia, Thailand, the Philippines, Indonesia and Vietnam
(4)	Also excluding Taiwan, Hong Kong and Singapore

To date, we and our partners have conducted, or are conducting, clinical trials across various sites in the U.S., South Korea, New Zealand, Taiwan, Argentina, Chile, Colombia, Ecuador, Guatemala, Honduras, the Dominican Republic, Peru, and China.

In advance of the launch of our proprietary product candidates in the U.S., our commercial team has begun to market oncology and oncology symptom-related products to fund our infrastructure build-out. We believe it is important to minimize supply chain disruptions for high potency oncology active pharmaceutical ingredients. We have thus internalized key components of the supply chain that we believe are integral to minimizing the associated risks. We have organized our business model into three segments: Oncology Innovation Platform, Commercial Platform and Global Supply Chain Platform—with operations in both the U.S. and China. Our global operations across the three segments are shown below:

Our Global Supply Chain Platform manufactures API for use internally in our research and development and clinical studies, and for sale to pharmaceutical customers globally. Our Global Supply Chain Platform includes Polymed Therapeutics, Inc. and Chongqing Taihao Pharmaceutical Co Ltd, collectively Polymed. Our Commercial Platform currently markets nine APIs produced by our Global Supply Chain Platform in the specialty and generic market segment in the U.S., 12 products by APD, and 3 products subject to Section 503B of the FDCA through our outsourcing facility. Our Commercial Platform is expected to launch an additional 13 products in the first half of 2018, including 10 products by APD and 3 products by APS.

Based in Buffalo, New York, we were formed in 2003 and have been funded from inception from over $250 million in private financings, $132.3 million in public offerings and public-private partnerships with an estimated aggregate value of $375 million to be funded following the achievement of certain milestones.

Our leadership team has been carefully assembled to capture the global commercial market opportunities in novel drug development. Our executive officers are seasoned leaders with complementary skill sets across global pharmaceutical research and development, operations, supply chain and manufacturing, capital markets and mergers and acquisitions. We believe this characteristic is unique for a U.S.-based company and we believe we will be able to utilize this strength to create long term value for cancer patients, our employees and our shareholders. Our team is excited about the prospects of creating new paradigms in the treatment of cancer in developed markets and also driving our product candidates to emerging markets where patient access to treatments has historically been limited.

Strategy and Mission

We have a comprehensive and experienced leadership team who have come together under one organization to achieve our mission. Our mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. To achieve our mission, we intend to execute the following strategies:

Rapidly and concurrently advance our clinical product candidates.

We intend to pursue the fastest feasible pathways to approval of our existing novel oral absorption technology. We are currently enrolling patients in a Phase 3 clinical trial of Oraxol, which is comprised of a combination of our novel investigational absorption-enhancing tablet, HM30181A, with the oral capsule formulation of paclitaxel. We recently received a PIM designation for Oraxol in the UK from the MHRA. We plan to submit an NDA to the regulatory authorities in both New Zealand and Taiwan in the next 12-18 months. We believe that if we demonstrate the safety and effectiveness of our oral absorption technology with Oraxol, the other drug candidates paired with this technology will face a more efficient development process. In addition, we presented to the American Academy of Dermatology meeting our Phase 2 clinical study data for KX-01 ointment and we completed patient enrollment for both Phase 3 clinical studies of KX-01 ointment for AK in February 2018. We anticipate the development timeframe for our KX-02 drug candidate for GBM to be accelerated by our partnered clinical program in China. Our licensing partner in China submitted a CTA for KX-02 to the CFDA in 2016. Based on the approval that has been granted by the CFDA, we expect Xiangxue to commence Phase 1 clinical trials for KX-02 for GBM in China in 2018. We anticipate fast enrollment in China based on its large patient population, which would accelerate the overall global development timeframe.

Leverage our global research and development operations to continue development of an oncology-focused product pipeline.

We have research and development operations in both the U.S. and China that are focused on both advancing our existing product pipeline and on developing additional novel clinical drug product candidates in order to replenish our development pipeline as other candidates mature. We have developed a core competency in oral absorption technology and apply that skill to develop new methods of drug discovery and to identify new pipeline candidates, such as our recently-announced oral eribulin IND program. In addition, we may leverage our research and development capabilities to partner with others for the development of new pipeline candidates. We believe that we can create substantial long term value by pursuing a robust, ongoing research and development program.

Build a proprietary commercial platform and selectively leverage collaborative relationships to achieve global drug sales, marketing and distribution.

We have begun building our U.S. commercial operation in preparation for future FDA approvals of our proprietary product candidates. We believe that our experienced product commercialization team can build an infrastructure that leverages both our global facilities and collaborative relationships to achieve global distribution of any products approved by the FDA and regulatory authorities in other jurisdictions, as applicable, in a timely and cost-effective manner.

Continue to build-out our supply chain and cGMP manufacturing capabilities.

We believe internalization of our supply chain is uniquely suited to execute in both the U.S. and China, two of the world’s largest pharmaceutical markets. We intend to utilize cGMP manufacturing facilities from our public/private partnerships in both the China and U.S. markets as a mechanism to access both important markets and minimize supply disruptions. We intend to manufacture certain of our proprietary drugs and our partnered drugs commercialized around the world. Additionally, we expect that the expansion of our existing cGMP high potency API facilities will provide us with more flexibility, and control over high potency APIs as our drugs start to become commercialized. Our goal is to continue expanding this infrastructure and to leverage it to maintain future financial flexibility by optimizing our financial commitments and capital expenditures, which we believe will create value for shareholders.

Selectively pursue strategic M&A or licensing opportunities to complement our existing operations.

We have historically pursued acquisitions and in-licensing opportunities, and will continue to target opportunities that will complement our existing portfolio and operations to create value for shareholders and support our business strategy and mission.

Operating Segments

We operate in three segments including our Oncology Innovation Platform, dedicated to the research and development of the Company’s proprietary drugs; our Commercial Platform, focused on the sales and marketing of the Company’s specialty drugs and the market development of our proprietary drugs; and our Global Supply Chain Platform, dedicated to providing a stable and efficient supply of active pharmaceutical ingredients for our clinical and commercial efforts.

Oncology Innovation Platform

Our Orascovery Research Platform

We are developing a series of orally administered chemotherapeutic agents using our proprietary P-gp pump inhibitor delivery system. The technology is designed to enable the oral administration of many cancer agents, which currently are only given by IV due to poor oral absorption. Oral administration of certain cytotoxic chemotherapies can potentially overcome several key challenges in IV administration of those molecules. We believe that our Orascovery platform overcomes these challenges by allowing more frequent dosing over longer periods of time, which we believe will lead to better tolerability and allow for higher total dosage and longer time exposure to the chemotherapeutic agent. Further, we believe additional agents like immuno-oncology and targeted therapy can be better optimized with longer administration of oral chemotherapy agents.

Chemotherapeutic agents such as paclitaxel, irinotecan, docetaxel and topotecan are clinically proven and widely used but have historically been limited to IV administration. The combined worldwide revenue of marketed formulations of these agents is estimated to be $1.9 billion in 2015 and is expected to grow at a CAGR of 9.6% to reach $3.6 billion by 2022. We believe our pipeline products, which leverage our proprietary delivery system that enables oral administration of these chemotherapeutic agents, will substantially expand the use of these chemotherapeutic agents. Additionally, we believe that there is a substantial opportunity for our products to be used in combination with targeted therapies. Furthermore, as shown by Abraxane, novel technology applied to a traditional chemotherapy agent may achieve pricing premiums if data demonstrates superior efficacy and tolerability as compared to current standards of care. We believe our pipeline products will be able to capture a large untapped market and achieve significantly larger market potential than the revenue generated by existing formulations, due to (1) increasing adoption of oral therapy due to patient preference, (2) the potential for improved response rates through greater exposure (based on our predictive model), (3) the potential for improved tolerability (based on our predictive model), and (4) the possibility to expand the market through combination therapies with immune-oncology therapy and oral targeted treatments, of which 39% are already oral.

The table below shows certain clinical trials for our major Orascovery drug candidates.

PK and MTD denote pharmacokinetics and maximum tolerated dose, respectively.

HM30181A—Our Novel P-gp Pump Inhibitor

Overview

The novel P-gp inhibition by HM30181A forms the cornerstone of our Orascovery platform, and enables the administration of oral dosing formats of paclitaxel (Oraxol), irinotecan (Oratecan), docetaxel (Oradoxel), and topotecan (Oratopo) each of which is currently under clinical development. In December 2017, we also announced that we have initiated the preparation of an IND for oral eribulin co-administered with HM30181A. The feature that distinguishes HM30181A from other small molecule P-gp inhibitors is that this novel compound is specific to P-gp, does not interfere significantly with the activity of other related transporters, and does not significantly inhibit cytochrome 3A4, an enzyme that is important in the metabolism of commonly used drugs. HM30181A is minimally absorbed following oral administration. This localizes P-gp inhibitory activity in the gastrointestinal tract, limiting the potential for interaction at additional systemic sites where P-gp is expressed. Based on the results of our HM30181A clinical development programs to date, inhibition of gastrointestinal P-gp significantly improves the absorption of chemotherapy agents to achieve systemic exposure profiles which enhance the efficacy and may reduce toxicity of these established chemotherapeutic agents. Based on its pharmacological profile and low systemic absorption, HM30181A is not expected to cause drug-to-drug interactions other than enhancement of oral absorption of medications which are P-gp substrates.

Background—Chemotherapy Treatments

IV paclitaxel is used widely for the treatment of breast, ovarian, and lung cancer. Due to its poor solubility, paclitaxel is usually dissolved in ethanol and polyethoxylated castor oil, which is a major cause of IV hypersensitivity reactions. As a result, premedication with steroids and antihistamines is required to minimize these adverse reactions. Additional common toxicities associated with IV administration of paclitaxel include neuropathy, neutropenia, and alopecia. These side effects limit dose intensification and often require reduction in dosing.

As a single agent or in combination, IV paclitaxel is administered at a variety of doses and regimens that are approved for therapeutic use for various indications, including 135 and 175 mg/m2 administered as both 3- and 24- hour infusions once every 3 weeks. Over the past fifteen years, there has been great interest in dose dense therapy with paclitaxel, switching from the conventional every three-week regimen to administering the drug once weekly. Dose dense treatment with paclitaxel has various advantages that can lead to an increase in the overall exposure, as measured by AUC, over a treatment cycle, while balancing the adverse event profile normally observed, such as neutropenia. This concept is consistent with the hypothesis of maintaining sufficient drug concentrations above a threshold target value for an extended duration.

Based on various clinical trials conducted across multiple tumor types, the weekly regimen of paclitaxel can lead to an increase in response rate, progression free survival, and overall survival. For example, in a clinical trial investigating different dosing schedules of paclitaxel for the treatment of breast cancer in the adjuvant setting, dose-dense paclitaxel given as 80 mg/m2 weekly led to an improvement in disease-free and overall survival, with a 5-year survival rate of 81.5% versus 76.9%. In addition, weekly paclitaxel (80 mg/m2) has a benefit in response rate (42% vs. 29%), time to tumor progression (TTP) (9 vs. 5 months), and median overall survival (24 vs. 12 months) over conventional 175 mg/m2 every three weeks.

A recent analysis compiling data from 29 clinical trials of paclitaxel given as monotherapy investigated the relationship between paclitaxel dose and dosing regimen versus safety and efficacy. This average weekly dose from the every 3-week regimen (175—210 mg/m2) of paclitaxel produced a response rate of 30%, while the weekly regimen of 80 mg/m2 showed a response rate of 37%. In another analysis, a trend towards reduced grade 3 neuropathy with weekly paclitaxel was observed. Together, several clinical trials along with analyses, which evaluated efficacy and safety for dose-dense paclitaxel, suggested a trend of larger therapeutic window and a better safety-efficacy profile for weekly paclitaxel.

Irinotecan is a potent anticancer drug that is marketed under the trade name, Camptosar. Irinotecan is mainly administered to patients with metastatic colorectal cancer (mCRC), but also in glioblastoma, lung, ovarian, cervical, upper gastrointestinal cancer, and pancreatic cancer. The active metabolite of Irinotecan, SN-38, is a type 1 DNA topoisomerase inhibitor with potent antitumor activity and wide antitumor spectrum. We believe that oral administration of irinotecan will more efficiently generate SN-38, resulting in the potential for better clinical response with reduced toxicity. Oratecan is intended for oral administration for the treatment of irinotecan-responsive cancers.

Docetaxel is a potent anticancer drug within the class of antimicrotubule agents that is marketed under the trade name Taxotere. Docetaxel is mainly administered to patients with breast, lung, prostate, gastric, and head and neck cancers. Docetaxel has potent activity with a wide antitumor spectrum. As a single-agent therapy, docetaxel is administered by IV infusion over 1 hour at a dose of 60-100 mg/m2 for breast cancer and 75 mg/m2 for non-small cell lung cancer given once every 3 weeks. Docetaxel is also used in combination with doxorubicin and cyclophosphamide (adjuvant treatment of breast cancer), cisplatin (lung), topical fluorouracil (head and neck and gastric), and prednisone (prostate). Docetaxel causes dose-limiting toxicities that are more common at higher doses. One significant dose-limiting toxicity is fluid retention that we believe is associated (at least in part) with the IV formulation that contains polysorbate 80, a nonionic and emulsifier frequently used in food and cosmetics. Hypersensitivity reactions may also be attributable to IV administration of polysorbate 80. We believe that oral administration of docetaxel with HM30181A will provide therapeutic exposures of the drug, and result in the potential for better clinical response with reduced toxicity.

Topotecan is a potent anticancer drug under the class of camptothecins that is marketed under the trade name, Hycamtin. Topotecan is mainly administered to patients with lung, ovarian, and cervical cancer. Clinical activity has been shown in combination with the taxanes, docetaxel and paclitaxel, for the treatment of a variety of tumors, including lung cancer. Topotecan causes dose-limiting toxicities. These side effects mainly include neutropenia, late onset diarrhea and nausea and vomiting.

Mechanism of Action of HM30181A

P-gp plays an important physiologic role as a transporter protein at multiple barrier sites, including the gastrointestinal tract and the blood brain barrier. The demonstrated role of P-gp in limiting intestinal absorption of multiple cancer chemotherapies highlighted the potential utility of a small molecule P-gp inhibitor for enabling oral administration of P-gp substrate drugs otherwise restricted to IV dosing. HM30181A was originally identified by Hanmi as a highly selective and potent P-gp inhibitor, capable of elevating the oral bioavailability of paclitaxel from less than 5% (in the absence of HM30181A) to 41% in rats. Unlike previously developed small molecule P-gp inhibitors, HM30181A is designed to not be systemically absorbed in the gastrointestinal tract following oral administration, with only small amounts detectable in the plasma even after relatively high doses. This unique property made HM30181A a good candidate for co-administration with P-gp substrate drugs, such as paclitaxel, which normally exhibit poor oral bioavailability and are therefore limited to IV routes of dosing.

Pre-clinical and Clinical Development of HM30181A

In vitro Activity

HM30181A was first discovered as a novel P-gp inhibitor in 2006. A subsequent published study demonstrated selective activity against P-gp, with low nanomolar inhibitory activity reported (IC50=0.6 nM in an in vitro assay of P-gp function, where the lower the number the higher the potency) and more potent than cyclosporin A, tariquidar and elacridar, which are previously tested P-gp inhibitors, as shown in the first figure below. In similar assays, HM30181A did not inhibit the transporter proteins MRP1, MRP2, or MRP3 at the concentrations evaluated and only marginally inhibited BCRP transporter activity (IC50 = 3,717 nM, as shown in the second figure below).

Inhibition concentration against Pgp transporter

Compound	IC50 (nM)
Cyclosporin A	123.1
Tariquidar	44.4
Elacridar	4.9
HM30181A	0.6

Inhibition concentration against transporters

Transporter	IC50 (nM)
MRP1	> 5,000
MRP2	> 5,000
MRP3	> 5,000
BCRP	2,960

In vivo Activity

In preclinical studies, HM30181A demonstrated poor absorption from the gastrointestinal tract following oral administration in rats and dogs. The low systemic exposure to HM30181A may at least partially account for the good tolerability observed thus far in pre-clinical toxicology studies. In a single dose rat study, no mortality was noted and there were no test article-related clinical signs or body weight changes, and no gross necropsy findings 15 days after treatment with single oral doses of HM30181A as high as 2,000 mg/kg. Likewise, the highest dose evaluated (200 mg/kg) was well tolerated in repeat dose studies in both rats and dogs (once daily up to 13 weeks), with no dose-related mortality.

Multiple pre-clinical studies have evaluated the in vivo pharmacologic effect of HM30181A, generally in the context of a co-administered P-gp substrate, such as paclitaxel. In each case, co-administration of HM30181A significantly enhanced systemic exposure of the co-administered substrate. In murine models of human cancer, oral co-administration of HM30181A with oral paclitaxel or docetaxel conferred anti-tumor activity comparable to the IV dosing route.

Clinical Development

HM30181A belongs to a new class of P-gp inhibitor that has high potency, specificity and local action at the intestine cells. Oraxol consists of two drug products, a paclitaxel capsule and a HM30181A tablet. The 15 mg HM30181A tablet has an established room temperature shelf life of 36 months. The 30 mg paclitaxel liquid-filled, hard gelatin capsule has an established room temperature shelf life of 18 months. Oratecan consists of two drug products, an irinotecan tablet and a HM30181A tablet. The irinotecan 20 mg tablet has an established room temperature shelf life of at least 18 months.

Phase 1 clinical trials showed HM30181A has a good clinical safety profile and was not significantly absorbed systemically in humans. It has been given in amounts of up to 900 mg as a single dose, and up to 360 mg/day for 5 days, without major toxicities. The clinical dose we use currently in our Phase 3 clinical trial is 15 mg/day.

In three separate PK studies of HM30181A conducted in healthy subjects, a total of 81 individuals received single oral doses of HM30181A tablets in single doses of up to 900 mg and 30 individuals were enrolled in multiple dose cohorts, with treatment groups receiving HM30181A tablets ranging from 60 to 360 mg per day for 5 days. HM30181A was well-tolerated, with mostly mild GI side effects at high doses. At the current clinical dose of 15 mg given once daily for up to 5 days, the Cmax in systemic circulation is low.

Our Orascovery Product Candidates

Oraxol (HM30181A tablet + Oral Paclitaxel)

Overview of Clinical Findings

Oraxol has been administered to approximately 180 patients through September 30, 2017 across multiple clinical studies in advanced malignances and gastric cancer. There were four completed Phase 1 and 2 clinical studies. No MTD was reached. Overall, Oraxol has been well-tolerated by cancer patients. Studies have indicated that anti-cancer activity of paclitaxel may be related to blood exposure in the patient. Oraxol administration results in similar blood concentration of paclitaxel over time as achieved with IV paclitaxel. We believe oral dosing of paclitaxel can provide a longer drug exposure over a target drug concentration than intravenous paclitaxel, which may translate to better clinical response. We have observed anti-cancer activity in a Phase 1/2 study of patients in gastric cancer with Oraxol monotherapy, where the overall survival in the study for 43 subjects was 10.7 months, which compared favorably to historical data for ramucirumab, the only FDA approved drug for second line treatment of gastric cancer, which reported 5.2 months of overall survival in a randomized, placebo controlled Phase 3 clinical study.

Completed Clinical Studies

HM-OXL-101 Phase 1 MTD Study

The Phase 1 MTD study was conducted by Hanmi in South Korea in 24 subjects with advanced solid cancer, with a “3+3” design in which cycles were 28 days and dosing with HM30181A tablets and an oral liquid formulation of paclitaxel was given on Days 1, 8, and 15 of each cycle for three cycles. Premedication was not required prior to treatment with Oraxol. Paclitaxel doses evaluated ranged from 60 to 420 mg/m2. HM30181A doses were half of paclitaxel doses (30 to 210 mg/m2). The MTD was not reached in this study and dose escalation was stopped after 420 mg/m2 because the drug exposure at doses above 300 mg/m2 reached a plateau.

HM-OXL-201 Phase 2 Gastric Cancer Study

The Phase 1/2 gastric cancer study was conducted by Hanmi in South Korea. HM-OXL-201 was an open-label Phase 2, single-arm clinical trial of Oraxol for second line treatment of advanced gastric cancer patients. This trial included dosing Oraxol at 150 mg/m2 per day, for 2 consecutive days per week, for 3 weeks out of a 4-week cycle. A total of 46 subjects enrolled in this study. Oraxol was well tolerated by gastric cancer patients. The results of the Phase 2 portion of this clinical trial showed treatment with Oraxol resulted in a median overall survival of 10.7 months.

ORAX-01-13-US Phase 1 MTD Study

We conducted this Phase 1 MTD study in the U.S. and it is clinically complete. The objective of this study was to demonstrate the MTD of Oraxol. Study ORAX-01-13-US was a standard “3+3” Phase 1b study to determine the MTD of Oraxol in subjects with advanced malignancies. Oraxol dosing was 270 mg (approximately 150 mg/m2) per day starting at the 2 days of treatment per week for 3 weeks out of a 4 week cycle. Subjects in subsequent cohorts received 3, 4 or 5 days of treatment per week for 3 weeks out of a 4 week cycle. Premedication was not required prior to Oraxol treatment. A total of 34 subjects were enrolled in this study, including 10 subjects in an expansion cohort at the highest weekly dose tested (5 days per week of dosing). The MTD was not reached in this study, showing daily oral dosing of Oraxol was well tolerated.

ORAX-01-14-NZ Phase 1 Bioavailability Study

This Phase 1 bioavailability study was conducted by us in conjunction with ZenRX Limited, or ZenRx, in New Zealand and is clinically complete. The objective of this study was to determine the absolute bioavailability of Oraxol, and to compare the extent of absorption of Oraxol to that of IV paclitaxel. This study showed that Oraxol can achieve blood paclitaxel concentrations over time that are comparable in total exposure to IV paclitaxel.

The following figure shows the mean plasma concentrations of paclitaxel following intravenous administration of 80 mg/m2, as compared to oral administrations of 274 mg/m2 orally dosed daily for two days:

In this study the aggregate Oraxol AUC was 7,052 ng*hr/mL for the 274 mg/m2 dosing regimen (N=2) versus IV Taxol AUC of 6,628 ng*hr/mL (N=2). Oraxol dose escalation above 274 mg/m2 did not further increase exposure (N=2). Based on this, we chose a dose regimen of 15 mg HM30181A + 205 mg/m2 of Oraxol daily over three consecutive days each week for future study, that we believe will produce similar exposure to paclitaxel as 80 mg/m2 IV Taxol given weekly. In addition, this 3 day dosing regimen is expected to provide a longer time above the target plasma concentration and could lead to better anti-cancer efficacy.

Overview of Safety Observations in the four completed Oraxol Studies

The MTD for Oraxol was not reached in these studies. Oraxol was well tolerated by cancer patients even when given without premedication for hypersensitivity type reactions, in contrast to the premedication requirement for IV paclitaxel. No hypersensitivity type reactions were observed. No new toxicity, apart from those typically observed with paclitaxel, was observed. Infusion related reactions, including hypersensitivity type reactions, have not been observed. Additionally, severe toxicities associated with IV administration of paclitaxel, including neuropathy, neutropenia and alopecia, are expected to be at a lower incidence and grade for Oraxol.

In our Oraxol clinical studies to date, the serious adverse effects observed that were deemed to be possibly, likely or definitely related to Oraxol include severe neutropenia, febrile neutropenia, sepsis, septic shock, altered state of consciousness, hypokalemia and cardiac arrest, dehydration, pneumonia, death, nausea, vomiting, diarrhea, fatigue, anorexia, acute gastroenteritis.

Current and Planned Clinical Studies

Phase 1 Bioequivalence Study

The Phase 1 AUC bioequivalence study is being conducted by us in conjunction with ZenRx in New Zealand and is currently ongoing. The study of approximately 40 patients was designed to compare the area under the curve of Oraxol at the estimated clinical dose to that of IV paclitaxel. We are evaluating the bioavailability, safety and tolerability of the bioequivalence of Oraxol Phase 3 dosing regimen of 15 mg HM30181A + 205 mg/m2 of Oraxol daily over three consecutive days each week. The following chart shows interim PK results from the first 6 completed patients, indicating that this dosing regimen could achieve similar exposure to weekly AUC to 80 mg/m2 of IV paclitaxel:

According to findings from this study, patients treated with Oraxol demonstrated exposure that was comparable to IV paclitaxel and no grade 3-4 toxicities. These interim results were presented at ESMO Asia 2017 in Singapore, an Annual Congress organized by the European Society for Medical Oncology.

Phase 1 MTD Study of Oraxol in Combination with Ramucirumab

We are conducting a Phase 1 MTD study of Oraxol in combination with ramucirumab in patients with advanced gastric cancer in the U.S. and Asia, through a clinical trial collaboration with Lilly. We commenced a study of up to 18 patients in a dose escalation study of Oraxol in combination with a fixed dose of ramucirumab to determine the MTD in July 2017. In a published Lilly-sponsored Phase 3 study comparing ramucirumab in combination with IV paclitaxel to IV paclitaxel alone, the single agent IV paclitaxel arm of the study showed a median overall survival of 7.4 months as compared to 9.6 months with IV paclitaxel in combination with ramucirumab.

The following list shows overall survival rates from the randomized, Phase 3 studies for Lilly’s FDA approved drug, ramucirumab, approved in combination with IV paclitaxel for second line treatment of advanced gastric cancer:

Phase 3 clinical study of ramucirumab vs placebo (n=355)	5.2 months ramucirumab
3.8 months placebo
Phase 3 trial of ramucirumab plus IV paclitaxel vs IV paclitaxel (n=665)	9.6 months ramucirumab + IV paclitaxel
7.4 months IV paclitaxel

We conducted a Phase 1/2 study of single agent Oraxol dosing in end-stage gastric cancer patients at 150 mg/m2 for two consecutive days each week, three weeks on, one week off, resulting in a median overall survival of 10.7 months. The objective of our Phase 1 study is to define the MTD of daily Oraxol dosing, starting at 200 mg/m2 for 3 days in a week, three weeks on, one week off, in combination with ramucirumab, which will be dosed every other week. We expect to obtain data from this Phase 1 study in 2018. In January 2018, we announced the completion of the first cohort of patients in this study. Of the six patients in the first cohort, the Oraxol and ramucirumab combination treatment was well tolerated. Grade 4 neutropenia occurred in one patient who fully recovered and there were no patient deaths or neuropathy. Two patients had partial responses (tumor shrinkage of 34-42%) and three patients had stable diseases (with tumor shrinkage of 27% in one patient). Only one patient had progressive disease. Although early, these results are regarded as encouraging compared with previous IV paclitaxel and ramucirumab combination therapy Phase 3 clinical trial results. We are currently advancing to the second cohort with Oraxol dose escalation.

Phase 3 Study for Treatment of Metastatic Breast Cancer

Our Phase 3 study of Oraxol for the treatment of metastatic breast cancer is an open-label, randomized, multicenter study in approximately 360 adult female subjects. The study contains a screening period, a treatment period of 18-21 weeks, and a treatment extension period up to a total of 48 weeks. The study is currently being conducted in 8 countries in Central and South America and will have up to 50 sites participating. Subjects will be randomized to either Oraxol or IV paclitaxel in a 2:1 ratio. The study is designed with two interim analyses which will be conducted after 90 and 180 evaluable subjects have been treated. Tumor assessments will be performed utilizing RECIST v1.1 guidelines by a blinded central radiologist group in the U.S. The blinded U.S. radiology group will measure tumor response rates with scans at week 10, 16 and week 19. An independent Drug Safety Monitoring Board conducted and reviewed a planned interim analysis of the study in October 2017 and unanimously recommended continuation of the study. In January 2018, we received positive feedback from the FDA on the design of the ongoing Phase 3 trial, which indicated that if the study meets the primary endpoint with an acceptable benefit to risk profile, it could be adequate as a single comparative trial to support registration of Oraxol in the U.S. for the indication of metastatic breast cancer. The next expected milestone is a second interim analysis at 180 patients in the third quarter of 2018.

Our Oraxol dosing regimen consists of 3 days consecutive dosing, each week, of: a 15 mg tablet HM30181A one hour before dosing an oral formulation of paclitaxel of 205 mg/m2. The comparator IV paclitaxel arm is the labeled dosing regimen of 175 mg/m2 paclitaxel IV one week out of three.

The chart below shows the simulated comparison of one cycle of the labeled dose of IV Taxol of 175 mg/m2 and Oraxol dosed daily at 205 mg/m2 for three consecutive days per week over a similar three week period. While the expected aggregate Oraxol AUC over the cycle is similar to IV Taxol at 15,240 as compared to 15,000, the expected time exposure of Oraxol in the patient’s blood at a therapeutic level is projected to be longer. For Oraxol, the time above 40 ng/mL is forecasted to equal 108 hours per three week cycle as compared to 54 hours for IV Taxol. We believe time exposure of the active pharmaceutical ingredient in the patient’s blood is an important consideration in determining efficacy. In addition, the lower Cmax with Oraxol is believed to be associated with better long term tolerability of Oraxol.

Simulated PK comparison of Oraxol 205 mg/m2 QDx3 per week for 3 weeks vs. IV Taxol 175 mg/m2 one week out of three weeks cycle:

In summary, we believe Oraxol’s longer paclitaxel exposure over time and lower Cmax (based on our predictive model) as compared to the labeled dose of IV paclitaxel could translate into superior clinical response and improved tolerability. We expect to obtain data from our Phase 3 second interim analysis in the third quarter of 2018.

Other Planned Clinical Development

We recently received a Promising Innovative Medicine, or PIM, designation for Oraxol in the UK from the Medicines and Healthcare Products Regulatory Agency, or MHRA. This is the first of a two-step evaluation process which aims to give patients with life threatening or seriously debilitating conditions access to medicines that do not yet have a marketing authorization when there is a clear unmet medical need. Under the Early Access to Medicines Scheme, or EAMS, MHRA will, after assessing the data available in a scientific meeting, grant a PIM designation if it considers that the product is a promising candidate for EAMS. Following the PIM designation, the applicant is expected to complete as a second step a clinical development program and continue with an application for a scientific opinion if granted, from the MHRA. In its scientific opinion the MHRA will assess the risks and benefits of the medicine based on data gathered from the patients who will benefit from the medicine. We are now qualified to apply for the scientific opinion, which would allow us to provide patients early access to Oraxol, prior to receiving marketing authorization. This scheme is voluntary and the opinion from the MHRA does not replace the normal licensing procedures for medicines. The PIM designation was given to Oraxol for the treatment for the entire class of paclitaxel-responsive cancers instead of a narrow specific cancer indication. We believe this is an important milestone that may provide a streamlined path for the development of Oraxol not just for the UK, but also for the European market as part of our planned strategy for global outreach.

In addition, we are also planning a combination study of Oraxol with Anti-PD1 in advanced malignancies in patients with gastric, urothelial and non-small cell carcinoma.

Oratecan (HM30181A Tablet + Oral Irinotecan)

Completed Clinical Studies

Hanmi conducted three Oratecan Phase 1 studies, two as monotherapy (HM-OTE-101, HM-OTE-102), and one in combination with capecitabine (HM-OTE-103), in a total of 54 Korean patients with advanced solid tumors. The tumor types in these clinical trials were mostly gastric and colorectal cancers. MTD for Oratecan as monotherapy was defined as 100 mg/m2 per 3 week cycle, either given as once daily for 5 consecutive days for 1 week (20 mg/day), or 2 weeks (10 mg/day), of a 3 week cycle. Anti-cancer activity was observed in these studies.

HM-OTE-101 Phase 1 MTD Oratecan Study

Oratecan was administered to 20 patients with advanced solid tumors on Days 1 to 5 during a 21-day cycle. Irinotecan daily doses ranged from 5 to 30 mg/m2, and HM30181A doses were 60 mg. MTD was identified at 20 mg/m2 per day for 5 days of a 3 week cycle. Adverse events were typical of events seen with IV irinotecan. Common adverse events included nausea (90%), diarrhea (65%), and vomiting (55%). Four subjects had dose-limiting toxicity (DLT) events (diarrhea, neutropenia, nausea/vomiting, and AST elevation). At the MTD, the SN-38 Cmax on Days 1 and 5 were 9 and 12 ng/mL. Estimated SN-38 cycle exposure (AUC) was 373 ng*hr/mL. In this study Oratecan monotherapy in patients with advanced solid tumors resulted in a disease control rate of 44%.

HM-OTE-102 Phase 1 MTD Oratecan Study

Oratecan was given once daily for 5 consecutive days each week for 2 weeks during a 21-day cycle to 13 subjects with advanced solid tumors. Irinotecan doses ranged from 5 to 20 mg/m2. MTD was identified at 10 mg/m2 per day. Adverse events were similar to those observed following IV irinotecan and included diarrhea, nausea, and anorexia. Five subjects had a dose limiting toxicity, or DLT, in Cycle 1. At the MTD, the resulting SN-38 Cmax on Days 1 and 12 were 5 and 4 ng/mL. Estimated cycle exposure (AUC) for SN-38 was 423 ng*hr/mL.

The following table shows the rate of control of the disease following administration of Oratecan once daily for five days for two out of every three weeks.

	Disease control rate (DCR)*
Dose Level	N	# of DCR (%)
HM30181A tablet 60 mg + irinotecan HCl tablet 5 mg/m2	3	3	(100%)
HM30181A tablet 60 mg + irinotecan HCl tablet 10 mg/m2	5	3	(60.0%)
HM30181A tablet 60 mg + irinotecan HCl tablet 15 mg/m2	1	1	(100%)
HM30181A tablet 60 mg + irinotecan HCl tablet 20 mg/m2	2	1	(50.0%)
Total	11	8	(72.7%)

*	DCR determined by the total number of subjects with complete response, partial response or stable disease, divided by the number of subjects at each dose level.

HM-OTE-103 Phase 1 MTD Study of Oratecan in Combination with Capecitabine

This study was to determine the MTD of Oratecan in combination with capecitabine. Oratecan was administered to 21 subjects on Days 1 to 5 during a 21-day cycle. Irinotecan doses ranged from 10 to 20 mg/m2 per day, with HM30181A (15 mg) in combination with capecitabine at 800-1000 mg/m2 for 14 days. The MTD of Oratecan, in combination with capecitabine at the 1000 mg/m2 dose was identified at 15 mg/m2 per day. Adverse drug reactions in the study included diarrhea, nausea, anorexia, and vomiting. At the MTD of 15 mg/m2, the SN-38 Cmax on Days 1 and 5 were 6 and 4 ng/mL. Estimated SN-38 cycle exposure (AUC) was 217 ng-hr/mL. In this study of combination of Oratecan with capecitabine in patients with a variety of solid tumors (mostly GI cancers), 10 out of 18 (56%) patients had either stable disease or a partial response.

Overview of Safety Observations in completed Oratecan Studies

In our Oratecan clinical studies to date, the serious adverse effects observed that were deemed to be possibly, likely or definitely related to Oratecan include diarrhea, rash, gastrointestinal hemorrhage, anorexia, vomiting, nausea, enteritis, asthenia, neutropenia, increased alanine aminotransferase and increased aspartate aminotransferase.

Current and Planned Clinical Development

ORTE-01-14-US Phase 1 MTD Study

The Phase 1 MTD study is being conducted by us and is currently ongoing. This study is to determine the MTD of Oratecan, when given once every 3 weeks, in subjects with advanced malignancies. In previous studies, Oratecan was given once daily for 5 days every 3 weeks and achieved total cycle SN-38 exposure, as measured by AUC, similar to IV administration of irinotecan. This once every 3-week dosing strategy is being evaluated in order to assess if we can further increase SN-38 exposure while avoiding toxicity.

Phase 1 Bioavailability Study

We are currently planning a Phase 1 bioavailability study of Oratecan to be conducted in conjunction with ZenRx in New Zealand. The objective is to determine the absolute bioavailability of Oratecan and to compare the extent of absorption of Oratecan to that of IV irinotecan based on levels of SN-38 This study will allow us to determine the exposure of SN-38 following Oratecan administration that will be equivalent to the SN-38 levels observed with the IV route of administration.

Oradoxel (HM30181A Tablet + Oral Docetaxel)

Preclinical Activity and Evaluation

The potential effectiveness of HM30181A to inhibit the P-gp pump’s ability to transport docetaxel out of cells was first observed in vitro by an increase in the potency of docetaxel by 1,788-fold in a uterine sarcoma cell line. In rat oral PK studies, the plasma concentrations of docetaxel versus time, shown below, showed a significant increase upon co-administration of HM30181A with docetaxel. In this experiment, docetaxel was formulated in the currently proposed clinical formulation. Oradoxel was tested in preclinical human prostate cancer murine model as shown in the table below. Overall, Oradoxel was more active than docetaxel given orally without a P-gp inhibitor and was similar to the efficacy of IV docetaxel administration. At a dose of 25 mg/kg docetaxel with HM30181A a percent of tumor control of 4.8% was achieved which is comparable to the standard 10 mg/kg IV dosing regimen of docetaxel (2.9%). Without P-gp pump inhibition by HM30181A, oral administration of docetaxel demonstrated less inhibition of tumor growth, with a percent of control of 50.5%, consistent with reduced absorption of oral docetaxel when dosed without HM30181A.

Docetaxel +/- HM30181A in Prostate Cancer Murine Model

Treatment	Mean (±SEM) Tumor Weight (g) on Day 21 Post Treatment	(T/C (%))a
Control	0.348 ± 0.047	(—)
Docetaxel (10 mg/kg, IV)	0.01 ± 0	(2.87%)
Docetaxel (25 mg/kg. Oral) plus HM30181A	0.017 ± 0.003	(4.78%)
Docetaxel (25 mg/kg Oral)	0.176 ±0.035	(50.53%)

[a]	Tumor Growth Inhibition is calculated by dividing the group average tumor volume for the treated group by the group average tumor volume for the control group (T/C).

Current and Planned Clinical Studies

Based on the preclinical mouse efficacy data and rat and dog toxicology data, we expect that oral administration of docetaxel together with HM30181A will be efficacious and well tolerated in the clinic. We believe it may minimize the dose-limiting toxicities associated with docetaxel therapy, such as fluid retention, and allow increasing dosing to obtain superior efficacy.

The U.S. FDA authorized us to proceed with a Phase 1 clinical study under an IND in the first quarter of 2016 and we received regulatory allowance for a clinical trial in New Zealand. The ongoing U.S. study is a Phase 1 dose escalation trial for Oradoxel in patients with various solid tumors with a starting dose of 35 mg/m2 given once every 3 weeks. In New Zealand, a Phase 1 study is being conducted to identify the absolute bioavailability of Oradoxel in prostate cancer patients. We expect to obtain data from this Phase 1 clinical study during 2018.

Oratopo (HM30181A Tablet + Oral Topotecan)

Preclinical Activity and Evaluation

In rat oral PK studies, the plasma concentrations of topotecan versus time, shown below, demonstrates a significant increase upon co-administration with HM30181A. This effect is evident when topotecan is formulated in saline or the marketed product, Hycamtin. In preclinical murine models with human tumor transplants, including ovarian cancer, oral topotecan in combination with HM30181A was more active than oral topotecan alone following administration at a dose of topotecan 1 mg/kg once daily for five days per week, as illustrated in the lower chart below.

Topotecan +/- HM30181A in Ovarian Cancer Murine Model

Current and Planned Clinical Studies

IND enabling studies have been conducted. To date, dose-range finding studies along with Good Laboratory Practice, or GLP, compliant toxicology and toxicokinetic studies following single and multiple daily doses are being conducted with oral Topotecan in combination with HM30181A. These studies have been completed to establish the maximum tolerated dose for the 5-day regimen to support our proposed clinical dosing regimen. We recently completed cGMP manufacturing of oral irinotecan formulation. We filed an IND application for oral topotecan in combination with HM30181A in February 2017 and FDA authorized us to proceed with a Phase 1 clinical study in March 2017. We are currently planning a Phase 1 clinical trial in advanced malignancies for Oratopo.

Additional Orascovery Programs

In addition to existing chemotherapy agents, we are utilizing HM30181A to develop cancer treatments with better efficacy, tolerability and convenience for patients. We have recently initiated pre-clinical work to prepare an IND that we expect to be filed with the FDA in late 2018 for oral eribulin co-administered with HM30181A. Eribulin is an anticancer drug used to treat certain patients with breast cancer and advanced liposarcoma marketed by Eisai Company under the trade name Halaven. Eribulin is also known as E7389 and ER-086526, and also carries the US NCI designation NSC-707389. It is a fully synthetic macrocyclic ketone analogue of the marine natural product halichondrin B. Eribulin is a mechanistically unique inhibitor of microtubule dynamics, binding predominantly to a small number of high affinity sites at the plus ends of existing microtubules. Eribulin also has both cytotoxic and non-cytotoxic mechanisms of action. We have developed a novel and efficient synthetic route for the synthesis of eribulin API which we believe will support our development of this candidate.

Our Src Kinase Inhibition Research Platform

The table below shows certain clinical trials for our major Kinase inhibition drug candidates.

	Protocol		Indication	Location	Number of Sites	Number of Patients	Status
KX-01 ointment	KX KX01 AK 01 US	I	PK - Safety	USA	1	29	Completed
	KX KX01 AK 002	I	PK - Safety	USA	16	168	Clinically Complete
	KX KX01 AK 003	III	Efficacy	USA	31	300	Enrollment Closed
	KX KX01 AK 004	III	Efficacy	USA	31	300	Enrollment Closed
	KX KX01 006	I	RIPT (sensitization)	USA	1	240	Under Development
	KX KX01 007	I	Maximal Use PK	USA	1	16	Under Development
	KX KX01 008	I	Phototoxicity	USA	1	40	Under Development
	KX KX01 009	I	Photoallergy	USA	1	50	Under Development
	KX01-PS-01-TW	I	Psoriasis	Taiwan	1	16	Ongoing
KX-01 oral	KX01 Oral 01 11	I	PK - AML	USA	3	24	Completed
	KX01 XXX	I	Ovarian Cancer (PK)	China	1	TBD	Under Development
	KX01 XXX	I	Leukemia (PK)	China	1	TBD	Under Development
	KX KX01 XXX Oral	I	Liver Fibrosis (PK)	USA	3	TBD	Under Development
KX-02	KX02 01 13	I	PK - MTD	USA	2	76	Enrollment Closed

PK and MTD denote pharmacokinetics and maximum tolerated dose, respectively.

KX-01

Mechanism of Action

KX-01 is a novel small molecule, which we discovered and developed, which demonstrates at least two MOAs relevant to the potential control of cancer and hyper-proliferative disorders: Src tyrosine kinase inhibition (non-ATP competitive) and tubulin polymerization inhibition. Src plays a role in regulating multiple aspects of tumor development, growth, and metastases, and its inhibition limits such tumor activity. Interfering with tubulin polymerization activity is a clinically validated mechanism for treating cancer. For both targets KX-01 binds at a novel binding site. Taken together, these two MOAs may provide for a potent means of treating cancer and other hyper-proliferative disorders.

The first MOA defined for KX-01 is Src tyrosine kinase inhibition. We have observed the correlation of KX-01 inhibition of Src auto-phosphorylation (a measure of Src activity) and cell growth during the proliferation phase of tumor cells in both c-Src527F/NIH-3T3, a cell line derived from fibroblasts with enhanced Src activity, and HT29, a cell line derived from colon cancer cells. Through in vitro tests, KX-01 has been shown to induce caspase 3 cleavage and PARP cleavage, which are both markers for cell death/apoptosis, as well as p53 induction, which is a protein involved in tumor suppression. Unlike most known Src inhibitors, KX-01 is unique in that it is not an ATP competitive inhibitor of Src but rather it is believed to be a substrate competitive inhibitor, which means high specificity for the intended binding target. A computational model for how KX-01 is predicted to bind in the peptide substrate site of Src is depicted in the figure below, as noted in a NMR/paramagnetic probe study conducted and published by Wyeth LLC.

The second MOA defined for KX-01 is inhibition of tubulin polymerization, a step essential for cell growth. We have observed the ability of KX-01 to inhibit tubulin polymerization in vivo within tumors in a mouse xenograft, and synergistic activity with paclitaxel to interrupt cell proliferation.

The two MOAs of KX-01 are believed to have the potential to control cell growth and proliferation of cancer cell types as well as cell types involved in hyper-proliferative diseases. Specifically, KX-01 has been observed in vitro to have potent activity in controlling cell growth in keratinocytes, or skin cells (with IC50 = 32 nM). This activity demonstrates the potential of these compounds to control hyper-proliferative diseases of the skin, examples being actinic keratosis and psoriasis.

The following table shows the potential broad spectrum activity of KX-01 against many cancer types. GI50 represents the concentration of KX-01 that may be used to inhibit 50% of tumor cell growth. The lower the numerical value of GI50 the higher the potency of KX-01.

Human Tumor Cell Line	KX-01 GI50 (nM)	Human Leukemia Cell Line	KX-01 GI50 (nM)
HT29 (Colon)	25	K562 (CML)	13
SKOV-3 (Ovarian)	10	K562R (Gleevec resistant CML)	0.64
PC3-MM2 (Prostate)	9	MOLT-4 (ALL)	13
L3.6pl (Pancreas)	25	CCRF-HSB-2 (ALL)	12
MDA-MB-231 (Breast)	20	Jurkat (Adult T Cell Leukemia)	10
A549 (Lung)	9	Ba/F3 + WT BCR-Abl	85
HuH7 (Liver)	9	Ba/F3 + E225K (Gleevec Resistant)	80
769-P (Kidney)	45	Ba/F3 + T315l (Gleevec & Dasatinib Resistant)	35
SNU-1 (Gastric)	6	KG-1 (AML)	16
		RPMI8226 (Multiple Myeloma)	40
		RL (non-Hodgkin’s lymphoma)	19

Research Background

Topical formulation development studies carried out by our licensing partner, PharmaEssentia, in Taiwan resulted in a formulation believed to be suitable for clinical testing. KX-01 topical formulations are initially being tested by PharmaEssentia in psoriasis clinical trials in Taiwan.

In parallel, we are evaluating a topical KX-01 ointment in the clinic for AK in the U.S. The most common cause of AK is exposure to ultraviolet radiation from the sun or tanning beds. This exposure can lead to oncogenic changes, such as inactivation of p53, and consequential hyper-proliferation of mutated keratinocytes. If left untreated 10-15% of AKs can progress to skin cancer. KX-01 inhibits the proliferation of keratinocytes and up-regulates p53 so its utility in clinically treating AK is of interest. Clinical trials with a KX-01 topical ointment for treating AK have produced encouraging early results. KX-01 ointment 1% has a room temperature shelf life of at least 6 months.

KX-01 Ointment for Topical Indications

Completed Clinical Study

Phase 1 Study

The Phase 1 study of KX-01 ointment for treatment of AK was conducted by us in the U.S. and is clinically complete. This is a four cohort, PK and safety study of 3 days or 5 days, with treatment of 25 cm2 or 100 cm2 applied to the forearm. The results for the Phase 1 studies showed that with 1% KX-01 ointment being applied for 5 consecutive days in on a 25 cm2 area of the forearm; 50% (4 of 8 subjects) had complete response (100% clearance). This was achieved with very good local and systemic tolerability. We believe that the high clearance rate with low skin toxicity compares well to existing treatments on the market.

Clinical data thus far indicate that KX-01 ointment produces a complete response without severe adverse skin reactions in some patients, as shown in the images below:

Skin reaction from KX-01 ointment in a subject who had a 100% response

Current and Planned Clinical Development

Phase 2a Study

We completed enrollment in 2016 of an approximately 160-patient Phase 2a clinical study in the U.S. of KX-01 ointment for treatment of AK on the face and scalp. This is an open label, two sequential cohort study of approximately 80 patients each with treatment of KX-01 ointment 1% for either 5 days or 3 days. The primary objective is to evaluate the complete response rate, which is defined as 100% clearance of such patient’s AK at Day 57 after treatment. Additionally, we seek to further investigate the findings from the Phase 1 proof of concept study indicating that KX-01 ointment has a favorable side effect profile. We expect to present final data from these clinical trials in February 2018.

Initial data from patients in the study shows that the KX-01 dosing regimen used in this study is well tolerated, with few LSRs. There were two Grade 4 LSRs reported thus far, one for scaly skin and one for erythema, and there was no discontinuation prior to Day 57. The below table presents preliminary data on Grade 4 LSRs reported in this study, subsequent to which the two Grade 4 LSRs were reported.

Maximal Local Skin Reactions for Study KX-01-AK-002 Phase 2a Trial: Percentage of subjects with most severe LSRs as assessed by study investigators (Grade 4)

Local Skin Responses	Grade	KX-01-AK-002(a) N=67 (%)
Erythema	4	0
Flaking/Scaling	4	0
Crusting	4	0
Swelling	4	0
Vesiculation/Pustulation	4	0
Erosion/Ulceration	4	0

(a)	Ongoing preliminary data.

Tabulation of Complete Clearance Rate:

KX-01 % Clearance Day 57(a)
Face	15/35 (43%)
Scalp	9/32 (28%)

(a)	Ongoing preliminary data.

Skin reaction example from KX-01 ointment in a subject who had a 100% response

Day 1	Day 8	Day 57

The images above show the experience of a subject in our Phase 2 study who experienced a 100% response experienced no severe skin reaction. Since skin toxicity is likely to be a significant consideration of clinicians and patients, especially on the face and scalp, we believe that the market is likely to expand for topical treatments options for this pre-cancerous skin condition. To the extent that skin toxicity has been limiting the market, we believe that KX-01 ointment may significantly expand the market as a result of a low skin toxicity.

Phase 3 Studies

We commenced patient enrollment in two Phase 3 studies of KX-01 for treatment of AK on the face and scalp at approximately 60 total sites in the United States in September 2017. Each trial is designed to enroll approximately 300 subjects. We completed patient enrollment for both Phase 3 studies in February 2018, with over 600 subjects. The endpoints of these studies are identical to those in the Phase 2 program, although, unlike the Phase 2 study, the two identical Phase 3 clinical trials each include a vehicle-treated control group and a double-blinded study design in which subjects are randomly assigned to receive either the vehicle or the KX-01 ointment. The trials, designed to assess activity and tolerability, are expected to be complete in June 2018, subject to a follow-up period. A 12-month recurrence follow-up period is expected to be complete for the last subject in June 2019, and a final clinical study report for both trials, marking official completion of the Phase 3 study, is expected to be available in the fourth quarter of 2019.

KX-01 Oral

Completed Clinical Studies

KX-01 oral capsules are available in strengths of 20 mg and 80 mg and have a room temperature shelf life of 48 months. KX-01 oral has been evaluated in several early dose finding studies against both solid and liquid tumors. Initial clinical results indicate activity against both solid and liquid tumors in patients in clinical studies. We are planning further probe studies to focus our evaluation in certain of those indications where activity was observed.

Phase 1 and Phase 2a US Study—Complete

A Phase 1 clinical trial in solid tumor patients identified the MTD for continuous twice daily oral dosing at 40 mg/dose, with a favorable PK profile, and indications of activity. In this trial, 44 patients were enrolled in 9 dose cohorts. The drug was well tolerated and the dose limiting toxicities were mainly elevated levels of aspartate transaminase, or AST, and alanine transaminase, or ALT, which were readily reversible. 11 patients had stable disease for at least 4 months, including patients with ovarian, carcinoid, papillary thyroid, prostate, pancreas and head and neck cancer. An ovarian cancer patient had stable disease for 16 months and a KX-01 oral induced a large decrease in the ovarian cancer CA-125 biomarker, which correlates well with clinical response. As shown in the table below, this patient had failed nine prior drug, and drug combination therapies, showing a clear benefit from KX-01 oral treatment.

Therapy	Duration (months)
Carboplatin, Paclitaxel	5
Gemcitabine, Carboplatin	2
Gemcitabine, Taxotere	2
Doxil	1
Cisplatin, Cyclophosphamide, Epirubicin	4
Tamoxifen	2
Topotecan	3
Abraxane, Avastin	4
Folfox, Avastin	1
KX-01 oral	16

A subsequent Phase 2a clinical study in men with bone-metastatic castration-resistant prostate cancer using the twice daily 40 mg/dose was conducted. 31 patients were dosed with KX-01 oral at 40 mg/dose twice daily until disease progression or unacceptable toxicity. The primary endpoint was 24-week progression-free survival (PFS). The designated clinical endpoints were not met with KX-01 oral at this dose.

A Phase 1b clinical study in elderly AML patients was conducted using once daily dosing. The doses tested were 40, 80, 120, 140 and 160 mg of KX-01. 24 patients were recruited with a median age of 76 years (range 63 to 86 years). Most had been previously treated for their disease, generally with decitabine or azacitidine. The MTD is estimated to be 105 mg of KX-01 oral daily.

Overview of Safety Observations in completed KX-01 Oral Studies

In our KX-01 Oral clinical studies to date, the serious adverse effects observed that were deemed to be possibly, likely or definitely related to KX-01 Oral include allergic reaction, bacteremia, rash, syncope, tremor, dermatitis, neutropenic fever, hyponatremia, hypersensitivity, failure to thrive, lower extremity edema, mucositis, neutropenia, pancytopenia, thrombocytopenia, seizure and motor vehicle accident, embolic stroke, pneumonitis, fever, acute kidney injury, increased bilirubin and albumin levels, decreased blood platelet count, abdominal pain, arm pain, pyrexia, rigors, tachypenea, oxygen desaturation, pneumonia, anemia, elevated ALT and AST, dehydration and leukopenia.

Current and Planned Clinical Development

Our licensing collaborator, Hanmi Pharmaceuticals is completing a Phase 1b clinical trial in South Korea, combining escalating continuous once daily doses of KX-01 with a standard Taxol IV treatment of 80 mg/m2 once weekly for 3 out of 4 weeks. This study is clinically completed and awaiting a study report.

Phase 1 Probe Studies in Hong Kong and Taiwan—Planned

We are planning pilot studies in Asia in 2018 to evaluate KX-01 oral treatment in ovarian and liquid tumors for cancer indications where previous activities were observed.

KX-02

Research Background

KX-02 is a closely related structural analog of KX-01 and has been observed to have a similar dual MOA of inhibition of Src activity and microtubule polymerization. KX-02 was designed to readily cross the blood-brain-barrier, or BBB. In vitro studies in mice have found that the KX-02 levels in the mouse brain meet or exceed the levels in the plasma at the same time points after oral dosing, indicating that KX-02 readily crosses the BBB. We believe that this ability to cross the BBB provides a rationale for investigating brain cancers and metastases in the brain as potential therapeutic applications, which are traditionally considered to be an unmet medical need.

Preclinical evaluation and activity

In Vivo Activity

Based on pre-clinical testing which found activity of KX-02 against a number of brain cancer cell lines, and which found BBB penetration by KX-02, KX-02 was tested orally in a mouse GBM tumor model, wherein mouse GBM tumor cells were implanted into the brains of mice with fully-competent immune systems in order to simulate human patients. When compared with TMZ, the current standard of treatment, in one particular study, KX-02 produced long term survival mice, as compared to TMZ, which extended survival but did not result in any long term survivors. Across multiple experiments, an average of approximately 30% long term survival mice were produced when dosed with KX-02 at 30 mg/kg once daily, as shown in the figure below.

To visualize tumor growth in situ, animals treated with KX-02 were compared to those that had been treated with placebo alone using MRI. The KX-02 treated mice that eventually survived long term did not have tumors whereas the placebo mice have large tumors at the time points evaluated.

The potential role of an adaptive immune response in the responses of the mice treated with KX-02 was observed in three ways. First, when the same mouse study was repeated with mice lacking an adaptive immune system no cures were obtained. Second, when mice that had been cured by KX-02 were re-challenged with mouse GBM cells they failed to support sustained tumor growth, whereas untreated mice readily showed pernicious tumor growth. Third, a larger infiltration of lymphocytes into brain tumor tissues was seen in mice treated with KX-02 as compared to those treated with a placebo, and these lymphocytes stained as CD3 and CD8 immune cells. Accordingly, KX-02 also appears to facilitate the immune system’s recognition of brain tumor tissues as foreign cells, in addition to its Src and tubulin-targeted activities. In our KX-02 clinical studies to date, the only serious adverse effects observed were thromboembolic events, hyperuricemia and pulmonary embolism.

Current and Planned Clinical Studies

Phase 1 Study

We are currently enrolling a Phase 1 study in the U.S. of KX-02 for treatment of solid tumors in order to determine the MTD, PK, and safety profile. We expect to receive data from these trials in late 2018.

In 2012, we out-licensed KX-02 to Xiangxue Pharmaceuticals for development and marketing in greater China and clinical trials are currently being planned. In May 2017, the CFDA allowed an IND to commence clinical trials in China. Based on the approval that has been granted by the CFDA, we expect Xiangxue to commence Phase 1 clinical trials for KX-02 for GBM in China in 2018. We anticipate this partnered clinical program in China will accelerate the development timeline of this candidate.

Our Src Kinase Product Candidates

KX-01

KX-01 is a compound developed under our Src Kinase Inhibition platform that, as a free base, has advantageous physical properties for topical ointment formulations. A topical ointment with KX-01 has shown promising results in a proof of concept clinical trial for actinic keratosis, or AK, a pre-cancerous skin lesion. We completed enrollment of an approximately 160-patient Phase 2a study of KX-01 for treatment of AK in 2016 and we commenced two Phase 3 studies in September 2017, which completed patient enrollment in February 2018. The trials are designed to assess activity and tolerability are expected to be complete in June 2018, subject to a follow-up period. A 12-month recurrence follow-up period is expected to be complete for the last subject in June 2019, and a final clinical study report for both trials, marking official completion of the Phase 3 study, is expected to be available in the fourth quarter of 2019. An additional indication for psoriasis is being evaluated in a Phase 1 clinical trial led by our out-licensing partner. Since AK can lead to skin cancers, we are now investigating the initiation of a study in that indication, along with a study in T-cell lymphomas. These applications provide additional potential therapeutic utilities for KX-01 ointment and could represent significant potential market expansions beyond AK. We are also developing KX-01 in an oral formulation, and we have observed activity against both solid and liquid tumors in patients in clinical studies, and we are planning further studies to focus our upcoming evaluation efforts in targeted indications.

In December 2017, we entered into a license agreement with Almirall, pursuant to which we granted to Almirall an exclusive, sublicensable license of certain of our intellectual property for the development and commercialization of topical products containing KX-01 for the treatment of AK in the United States and substantially all European countries. We believe this partnership validates the potential of this candidate and that this partnership is an important step in the development and commercialization of KX-01 develop and commercialize this product. For additional information, please see “Business—License and Collaboration Agreements—Almirall License Agreement.” We presented data from our Phase 2 clinical trials at the American Academy of Dermatology Meeting in February 2018 and expect to complete the treatment phase of our Phase 3 trials in the first half of 2018, with topline data to be available in the third quarter of 2018.

KX-02

KX-02 is the second compound we developed using our Src Kinase Inhibition platform. Although KX-02 is an analog of KX-01, it has significantly different physical properties. These properties are designated to allow KX-02 freely cross the blood-brain-barrier such that the concentration in the brain is equal to, or somewhat greater than, that in the plasma. This trait is uncommon for oncology drugs and highlights the potential for KX-02 as a novel therapy for unmet medical needs such as brain cancers, including GBM and brain metastases. The FDA has granted Orphan Drug Designation to KX-02 for the treatment of gliomas. KX-02 is a non-ATP competitive Src Kinase inhibitor and tubulin polymerization inhibitor. Studies of KX-02 in preclinical syngeneic mouse GBM models resulted in the complete eradication, without recurrence, of the tumors in an average of approximately 30% of treated mice. KX-02’s multiple mechanisms of action, or MOAs, along with its ability to cross the blood-brain-barrier, make it a novel molecule for the treatment of brain tumors. KX-02 is currently in the early stages of a U.S. Phase 1 clinical trial in solid tumor patients and we expect to receive data from this study by late 2018. A Chinese IND has been filed by our development partner in China to start a study in primary brain tumors with KX-02 which we believe will commence in 2018.

Intranasal Granisetron (GNS)

The development of supportive therapy is complementary to our oncology drug platform. Chemotherapy-induced nausea and vomiting, or CINV, is a common side effect of cytotoxic chemotherapy treatments. Granisetron is a 5-hydroxytryptamine 3, or 5-HT3, receptor antagonist, a class of anti-emetic drugs that are commonly used in the prevention of CINV. Our subsidiary, Comprehensive Drug Enterprises, has developed intranasal formulations of granisetron for further evaluation in the clinic.

Current Therapies and Limitations

Currently, granisetron is dosed in IV, oral and patch forms to treat CINV. We believe these dosing regimens have disadvantages including time to effectiveness, and lack of ability to control the symptoms effectively at home.

Current and Planned Clinical Studies

We believe intranasal delivery will possess a number of advantages for the patient. These advantages may include a rapid delivery of therapeutic drug levels for quick relief of CINV as well as the ability to self-dose outside of the hospital and IV settings while experiencing CINV (when oral administration would be difficult). The intranasal route of administration of GNS leads to more rapid achievement of systemic concentrations of the drug compared to the oral route.

A Phase 1 parallel-group study of GNS was conducted in Taiwan to assess the PK, safety, and tolerability of GNS. A total of 50 healthy subjects, 25 male and 25 female, were divided into the following treatment groups: 1 mg Kytril administered IV over 30 seconds to 10 patients, 1 mg Kytril tablets administered orally to 10 patients, and either 0.5, 1, or 2 mg of intranasal GNS administered to 10 patients. The results showed that the drug concentrations were dose proportional following intranasal delivery of GNS and the side effects were acceptable.

We are presently evaluating the market opportunity in various geographies for the development of an intranasal route of delivery in order to determine the clinical development program for this drug candidate.

Our Research and Development

We are an innovative oncology company with drug discovery, drug formulation, clinical development, and API/drug product manufacturing facilities in both the U.S. and China. The U.S. drug discovery, clinical development, and formulation research facilities are largely concentrated in Buffalo, New York and Cranford, New Jersey. The range of capabilities at these facilities includes medicinal chemistry, biochemistry, cell biology, formulation, chemical manufacturing and control, quality control, pharmacokinetics/pharmacodynamics (PK/PD), data management, as well as pharmacovigilance, clinical development and regulatory expertise functions. Animal efficacy, PK/PD, and toxicology studies are carried out at various contract research organizations, or CROs, around the world in order to facilitate the drug research and development process.

In China, our research and development center in Hong Kong is integrated with our research and development center in Buffalo. This center concentrates on drug formulation development and evaluation. When we acquired Comprehensive Drug Enterprises, or CDE, in 2015, we added scale to our formulation and research personnel in Hong Kong. The clinical oral formulation of docetaxel is an example of a discovery emanating from our Hong Kong research and development center. Higher strength paclitaxel powder tablet formulations, to be introduced into our future clinical evaluations of the Oraxol drug product, are a second example of the formulation development work being successfully carried out at the Hong Kong research and development center.

Our proprietary Dual (CYP/P-gp) Inhibitor Program

We are developing a proprietary class of “dual” absorption enhancers that are intended to inhibit both the P-gp transporter and the CYP enzymes within the gastrointestinal tract. There are many barriers that limit the oral absorption of drugs in humans. The P-gp transporter is a major barrier to absorption of active chemotherapy drugs. However, certain other drugs with P-gp liabilities may also have liabilities for other barriers such as metabolizing enzymes, such as the cytochrome P450, or CYP, class of enzymes. This intestinal CYP mediated metabolisim can be a contributing factor in limiting oral absorption of certain drugs. This class of dual absorption enhancers has shown potential to significantly improve the oral bioavailability of certain other drugs in laboratory tests, and may expand the application of our oral absorption platform to drugs where the CYP barrier to oral absorption is also important. These dual absorption enhancers may lead to better performing next-generation oral medicines in our pipeline of clinical products.

The development of these dual absorption enhancers is at the preclinical stage. Proof of concept, providing increased oral bioavailability in preclinical species, has been obtained with several absorption enhancers and candidate drugs. Currently additional filters such as patentability/freedom to operate, physical-chemical characterization, pre-formulation studies, manufacturing analysis and preliminary toxicity testing are being applied to our first group of lead candidates for clinical development. In 2018, we expect to identify our lead molecule for a future IND enabling study.

Commercial Platform

We believe the value creation potential is higher for biopharmaceutical companies able to commercialize their proprietary products as compared to companies who have a partner to commercialize. The infrastructure investment and build-out of a commercial team prior to regulatory approval is typically costly and requires years of investment. In 2016, we launched a commercial platform in the U.S. to begin building out this infrastructure in advance of our launch of proprietary products. As part of our capital efficient strategy, we anticipate that our commercial team will market and sell a variety of in-licensed pharmaceutical products, which are therapeutically related to our proprietary portfolio, to cover the cost and expense of the infrastructure investment.

Using our resources to commercialize products in oncology may create more value for investors than marketing product rights pre-commercialization. We believe commercialization risks can be offset by establishing oncology manufacturing operations (API, Manufacturing, etc.) and commercial operations (Multi-source Oncology, Pharmacy, Hospitals, etc.).

Our Commercial Operations

Target Audiences: U.S. Oncology Market

The U.S. Oncology market is highly complex with Gatekeepers, Influencers and Prescribers influencing sales of oncology products. Launching a commercial operation in preparation for a proprietary drug approval is risky, difficult and expensive. Any commercial oncology organization must be able to market to Gatekeepers, Influencers and Prescribers in the oncology market at launch. Gatekeepers include hospitals (including pharmacies and therapeutics committees), buying groups, oncology managed care organizations, specialty distributors and pharmacists. Influencers in the oncology market include Key Opinion Leader physicians, regional cancer centers (as defined by the National Cancer Institute) and the U.S. government. Prescribers include oncologists and dermatologists.

Key hurdles in establishing Commercial Operations in the oncology market include the unpredictability of timing for U.S. FDA approval and the limited time to establish market relationships post approval, competition with companies with broader oncology offerings, and identifying key influencers in the local oncology market. Another hurdle is recruiting key senior business leaders since they are responsible for recruiting a successful Oncology Sales and Marketing team. For all these reasons, establishing commercial operations in the oncology market is risky and expensive.

In order to manage the risks and capture post commercial oncology economics, we plan to launch two oncology product lines in 2017—Multisource Oncology products and 503B Compounded Oncology Products. We intend to support these two product lines with a sales and marketing organization to target Gatekeepers. Our National Accounts organization will target Gatekeepers and the U.S. Government for these two oncology product lines. Regional Cancer Centers will also be targeted for Multisource Oncology and 503B Outsourced Facility products.

503B Outsourced Facility Products

We manufacture certain products in our 503B Outsourcing Facility. We expect to use our internal cGMP operations, and selected contract manufacturers to make both sterile to sterile products and products from sterilized bulk API. We plan to source certain of our API from our own internal supply chain to make products from sterile API bulk. We also plan to buy API from other sources. For sterile to sterile products, we expect to source the sterile vials and bags from national suppliers. This second oncology business is expected to further expand our offering to the U.S. oncology market.

U.S. Specialty Pharmaceuticals

Our U.S. Specialty Pharmaceuticals business sources products through licensing agreements with various partners, who we collectively refer to as our Global Partner network. The company has unique commercial expertise in multisource oncology products and has developed a number of Global Partners that develop and manufacture multisource products for the U.S. market. This Global Partner network supplies the products the company markets in the U.S. Specialty Pharmaceutical business. The company is launching a commercial oncology business in the U.S. by launching multisource oncology and therapeutically related products supplied by our Global Partner network. We anticipate structuring collaborations whereby we split the profits with the Global Partners and market the products to Gatekeepers and Influencers in the U.S. oncology market. This will help the company prepare to launch proprietary oncology products into the U.S. market.

As of December 31, 2017, APD markets 12 products with 20 SKUs and has 7 products pending FDA approval. In addition, APS markets 3 products with 16 SKUs as of December 31, 2017. Our Commercial Platform, is expected to launch an additional 13 products in the first half of 2018, including 10 products by APD and 3 products by APS.

Agreements with key Suppliers and Marketing Partners

Gland Agreement

In August 2016, we entered into two binding term sheets with Gland, pursuant to which we expect to enter into a definitive agreement for a non-exclusive license to market 21 of Gland’s products. Gland has obtained FDA approval for 8 of such products and has filed an abbreviated new drug application, or ANDA, in the U.S. for the remaining 13 products. For each of the licensed products we will pay a license fee to Gland. The maximum amount of such licenses is $7.3 million, of which $1.15 million is contingent on regulatory approval for 13 products for which Gland has filed ANDAs. We will pay a portion of such $1.15 million upon regulatory approval of each of these 13 licensed drugs. Additionally, during the terms of the agreements we have a profit sharing arrangement pursuant to which we will pay to Gland between 20% and 60% of the net profits from sales of each of the licensed products, depending on the product. The initial term of each of the of the Gland license agreements is five years from the launch of each product licensed pursuant to the agreement, subject to automatic renewal for additional two year terms, unless terminated by either party upon provision to the other party at least 90 days’ notice in advance of a renewal date.

In February 2017, we entered into an additional binding term sheet with Gland, pursuant to which we expect to enter into a definitive agreement for a non-exclusive license to market an additional 6 of Gland’s products. Gland has obtained FDA approval for 4 of such products and has filed an ANDA in North America for the remaining 2 products. For each of the licensed products we will pay a license fee to Gland. The maximum amount of such licenses is $3.15 million, of which $312,500 is contingent on regulatory approval for 2 products for which Gland has filed ANDAs. We will pay a portion of such $312,500 upon regulatory approval of each of these 2 licensed drugs. Additionally, during the term of the agreement we have a profit sharing arrangement pursuant to which we will pay to Gland between 25% and 40% of the net profits from sales of each of the licensed products, depending on the product. The initial term the Gland license agreement is five years from the launch of each product licensed pursuant to the agreement, subject to automatic renewal for additional two year terms, unless terminated by either party upon provision to the other party at least 90 days’ notice in advance of a renewal date.

In May 2017, we entered into another binding term sheet with Gland, pursuant to which we expect to enter into a definitive agreement for a non-exclusive license to market an additional 2 of Gland’s products. Gland has an ANDA in North America for each of the products. For each of the licensed products we will pay a license fee to Gland. The maximum amount of such licenses is $650,000, of which $162,500 is contingent on regulatory approval for 2 products for which Gland has filed ANDAs and the remainder is payable upon execution of the term sheet. We will pay a portion of such $162,500 upon regulatory approval of each of these 2 licensed drugs. Additionally, during the term of the agreement we have a profit sharing arrangement pursuant to which we will pay to Gland between 40% and 50% of the net profits from sales of each of the licensed products, depending on the product. The initial term the Gland license agreement is five years from the launch of each product licensed pursuant to the agreement, subject to automatic renewal for additional two year terms, unless terminated by either party upon provision to the other party at least 90 days’ notice in advance of a renewal date.

SunGen Agreement

In September 2016, we entered into a joint venture agreement with SunGen which we refer to as the SunGen Agreement, to create a joint venture to develop and commercialize certain specialty pharmaceuticals. We and SunGen have agreed to negotiate in good faith a limited liability company operating agreement to govern the joint venture, which we agreed will be owned 51% by SunGen and 49% by us.

Initially, SunGen has committed the sales and marketing rights for two specialty pharmaceuticals—terbutaline drug products and injectable lincomycin, as well as other related lincomycin products which are in the development stage to the joint venture. We have agreed to pay any manufacturing costs of terbutaline, our portion of the development and manufacturing costs of lincomycin, $375,000, and marketing and sales expenses for both. We have agreed to equal profit sharing of all profits of the joint venture, except for any profits arising from sales of terbutaline injectable products, which shall be allocated 75% to SunGen and 25% to us. We and SunGen launched our first product, Terbutaline Sulfate Injection, in August 2017.

In November 2016, we signed an addendum to the agreement to add Desmopressin Acetate Injection to the existing SunGen joint venture agreement. Through the joint venture, we and SunGen have agreed to pay to a third party an aggregate of $200,000 for the rights to the product. We and SunGen will each pay $40,000 upfront, with an additional $60,000 payable by each of us upon FDA approval of the product. In addition we and SunGen have each agreed to pay 25% of the one-time ANDA filing fee of $70,480, and 4% each of the annual FDA facility fees. The term of the addendum is ten years from the date of ANDA approval by the FDA, and renews automatically for one year periods, unless terminated in writing six months prior to the end of the term or automatic extension. 50% of the profits from the sale of Desmopressin Acetate under this addendum will be payable to the third party, with the remaining 50% paid to the joint venture between us and SunGen.

The term of the SunGen Agreement shall continue for 99 years, unless the parties mutually agree to terminate it earlier. The agreement also contains customary termination rights for either party in the event of a breach of the agreement by the other party.

Pemetrexed, Supply Agreement Term Sheet

In December 2016, we entered into a binding term sheet with Nang-Kuang Pharmaceutical Co., LTD and CANDA NK-2, LLC, two affiliated pharmaceutical suppliers, pursuant to which we will enter into a definitive agreement for exclusive distribution of a generic injectable oncology product for the U.S. market. The generic product is not currently marketed in the U.S. pending the outcome of an ongoing challenge to the validity of patent protection of the branded product currently on the market. The ANDA for this product has been filed by the suppliers with the FDA and is awaiting approval. Upon signing of the term sheet, we were obligated to make a prepayment for a total of $12.0 million, of which $3.0 million was paid in January and February 2017, with the remaining $9.0 million paid in April 2017.

Under the agreement, we will make two additional product transfer payments, one equal to a premium between 10% and 20% over the cost incurred by the suppliers to produce and ship the product after confirmation of each purchase order of the product and, after receiving such product, we will make the other payment quarterly to the suppliers of between 40% and 60% of the earnings from sales, less certain expenses, of the product.

The initial term of the definitive agreement will begin on the signing date and continue through ten years after the date of our first commercial sale of the product, subject to automatic renewals of successive two-year terms, unless terminated by either party with six months’ notice prior to the expiration of the initial term or any renewal term. The agreement will also contain customary termination rights for either party in the event of a material breach of the agreement by the other party or bankruptcy or insolvency. In addition, we will be able to terminate the agreement with 30 days’ notice to the suppliers if the net profits from sales of the product, less certain expenses, equals zero or less and the parties cannot agree on reductions to the actual cost of the products.

Amphastar Agreement

In February 2017, we entered into a definitive agreement with Amphastar Pharmaceuticals, Inc., or Amphastar, to acquire 14 ANDAs and inventory for certain APIs. The agreement requires payments of up to $6.4 million, of which $1.0 million was paid upon execution of the agreement, $1.0 million was due within thirty days following May 1, 2017, $3.0 million was due within thirty days of receiving FDA approval of site transfer to sell Prochlorperazine Edisylate Injection USP, and $1.4 million was due within thirty days of receiving FDA approval of site transfer of a second product. Each of these payments have been made. In addition to the payments described above, we have agreed to pay Amphastar a royalty fee equal to 2% of our net sales relating to the 14 ANDAs and API inventory transferred to us by Amphastar for a period of 10 years from the execution of the agreement.

Summary of Commercial Strategy & Source of Supply Chain

Product line	Proprietary Oral / Dermal	Multisource / Specialty	503B Products	API
Launch date	To be determined	2017	2017	Ongoing
Commercialization regions	U.S., EU, China	U.S.	U.S.	U.S., EU, China
Manufacturing sites	Clarence, NY, Dunkirk, NY, Chongqing, China	Partner network, Dunkirk, NY, Chongqing, China	Clarence, NY, Dunkirk, NY	Chongqing, China

Customers and Product Distribution

We distribute our products primarily through pharmaceutical wholesalers and, to a lesser extent, specialty distributors that focus on particular therapeutic product categories, for use by a wide variety of end-users, including hospitals, integrated delivery networks and alternative site facilities. For the year ended December 31, 2017, the products we sold through our three largest wholesalers, AmerisourceBergan Corp. (“Amerisource”), Cardinal Health Inc. (“Cardinal Health”) and McKesson Corp. (“McKesson”), accounted for approximately 33%, 16% and 13%, respectively, of the net revenue of our specialty products.

We utilize an outside third-party logistics contractor to distribute our U.S. products. Since the inception of the launch of our specialty products, the third-party logistics provider has been handling all aspects of our product logistics efforts and related services to us, including warehousing and shipment services, order-to-cash services, contract administration services and chargeback processing. Our products are warehoused and distributed through a third party logistics provider located in Memphis, Tennessee. Under our agreement with the third-party logistics provider, we maintain ownership of our finished products until sale to our customers. The initial term of the agreement is three years following the initial delivery date, and will automatically renew for successive 12-month periods, unless either we or the other party give notice of intent to terminate at least 90 days in advance of such automatic renewal. We may also have the opportunity to terminate the agreement within 30 days of receiving notice of certain price increases by the third-party logistics provider. The agreement also contains customary termination rights for either party, such as in the event of a breach of the agreement.

Global Supply Chain Platform

We believe it is important to minimize potential disruptions associated with a high potency oncology pharmaceutical supply chain. Therefore, we have begun the process of internalizing key components of the supply chain we believe are integral to minimizing these risks and retaining value for shareholders. For example, the World Health Organization lists paclitaxel as an essential medicine. Paclitaxel is derived from the bark of the Pacific yew tree and harvestable trees for the starting biomass are globally limited in supply. While current supply of the starting biomass for paclitaxel may be sufficient to meet global paclitaxel API demand, we believe future shortages are possible if we are successful in the commercialization of one of our lead drug candidates, Oraxol. We believe this increased demand could lead to shortages of paclitaxel API potentially leading to market and supply disruptions.

Our research group evaluated the purity and potency of some of the largest global suppliers of paclitaxel API. In 2015, we acquired one of these suppliers, Polymed Therapeutics Inc., or Polymed, and Chongqing Taihao Pharmaceutical Co. Ltd., or Taihao. Taihao is a cGMP manufacturer of high potency oncology API based in Chongqing, China and Polymed is the U.S. marketing entity for Taihao’s API in North America and Europe. Historical production and sales of API by this subsidiary were to third parties. We anticipate a greater share of Taihao’s manufacturing capacity will be used for our internal needs in the future and, therefore, sales to third parties may decrease. Historically, Polymed sold certain of these API products internationally to mostly large multi-national pharmaceutical companies. For the years ended December 31, 2017, 2016 and 2015, 19%, 38% and 29%, respectively, of our total revenue came from Intas Pharmaceuticals and 9%, 24 % and 17%, respectively, came from Ebewe Pharmaceuticals.

In 2014 we sought to obtain better control over our manufacturing of high potency oncology drugs used in global clinical studies, and in the third quarter of 2014 acquired QuaDPharma, one of our suppliers based in Clarence, New York. The number of our clinical studies has grown since the close of the acquisition. We are currently standardizing and leveraging the acquired cGMP systems and operating procedures in anticipation of developing multi-cGMP large scale manufacturing plants in both the U.S. and China. Our Commercial Platform has also initiated an assessment for a transition and potential expansion of these facilities to produce FDA shortage products.

Strategic Public-Private Partnerships

New York State Partnership

In May 2015, we entered into an agreement with Fort Schuyler Management Corporation, or FSMC, a not-for-profit corporation owned by the State of New York, for a medical technology research, development, innovation, and commercialization alliance. Under the agreement, FSMC will pay up to $25 million for the construction of our North American headquarters and formulation lab and equipment in Buffalo, New York. We moved into the North American Headquarters in October 2015 and will lease from FSMC for a 10-year term, with an option to extend the term for an additional 10 years. For the first three years of the lease, we will pay rent to FSMC equal to 35% of FSMC’s operating costs for the space and thereafter will pay 100% of FSMC’s operating costs for the space for the remainder of the term. Under the agreement, we are obligated to spend $100 million in the Buffalo area over the initial 10-year term of the lease, and an additional $100 million during the second 10-year term, if we elect to extend the lease. We also committed to hiring 250 permanent employees in the Buffalo area within the first 5 years of completion of the project.

Under the same May 2015 agreement, FSMC also agreed to fund the costs of construction of a new manufacturing facility in Dunkirk, New York. Under the current arrangement, we have selected a general contractor for the project and we will oversee the development of the facility. ESD, the parent entity of FSMC, is responsible for the costs of construction and all equipment for the facility, up to an aggregate of $200 million, and FSMC, not us, will own the facility and equipment. We are entitled to lease the facility and all equipment at a rate of $1.00 per year for an initial 10-year term, and for the same rate if we elect to extend the lease for an additional 10-year term. We are responsible for all operating costs and expenses for the facility. In exchange, we have committed to spending $1.52 billion on operational expenses in our first 10-year term in the facility, and an additional $1.5 billion on operational expenses if we elect to extend the lease for a second 10-year term. We also committed to hiring 450 employees at our Dunkirk facility within the first 5 years of operations. In September 2017, we entered into a grant disbursement agreement with ESD, whereby the State of New York will grant up to $200 million, plus any additional funds available from a previous $25 million ESD grant, to us in order to fund the construction of the Dunkirk facility. The funds will be deposited in four installments of up to $50 million each into an ESD held account, and the first $50 million installment was deposited in the third quarter of 2017. Actual disbursement of such funds to the Company will occur as the Company submits appropriate documentation verifying that expenditures on the project have been incurred. In addition, in July 2017 we entered into a 20-year payment in-lieu of tax agreement for the construction of our Dunkirk facility with the CCIDA, under which we anticipate incurring sales tax exemption savings of approximately $9.1 million during the development of the facility, and property tax savings of approximately $78 million over 20 years.

In November 2017, we entered into a project agreement with the CCIDA which sets forth the obligations of the parties in relation to the CCIDA’s grant to the Company of certain sales and use tax exemptions and real property tax exemptions in consideration for the Company’s agreement to complete the Dunkirk facility. The project agreement estimates the cost of the Dunkirk project at greater than $208.0 million, which exceeds the $200 million grant committed to by the State of New York, and the Company will be responsible for the difference. We are obligated to invest no less than $187.2 million in the facility prior to the completion of the project, which sum includes funds committed by the State of New York. The agreement includes commitments to comply with state and local laws in connection with the project. In December 2017, we entered into an agreement with M+W, whereby M+W will be responsible for the design and construction of the Dunkirk facility at a cost estimated between $205 million and $210 million, of which up to $200 million will be paid by a grant from the State of New York, with the remaining amount being paid by us. Payments under the December 2017 agreement will be made to M+W over time based upon completion of certain milestones under the agreement, and ESD must approve any payment from the grant funds.

Under the same September 2017 agreement with ESD, we must complete the construction of the facility in Dunkirk, New York in accordance with the final plans and specifications approved in writing by ESD and must maintain our business operations at the facility for a minimum of ten years after its completion. The September 2017 agreement may be subject to termination if ESD and FSMC perform their obligations under the agreement and we do not attain and or maintain certain levels of employment or spending for specified periods of time. In such event and in accordance with the May 2015 agreement, any potential liability of us would be capped at the amount of actual ESD spending on the facility in Dunkirk, New York times the percentage of required spending by us which we have not yet incurred.

China Partnership

In October 2015, we entered into an agreement with Chongqing Maliu Riverside Development & Investment Co., Ltd., or CQ, which is wholly owned by the Finance Bureau of Banan district of Chongqing, and is authorized to be responsible for investments, financing, infrastructure construction, operations and management in the Chongqing Maliu Riverside Development Zone. Our agreement with CQ provides for the construction of both a formulation plant and an API plant in the PRC. After entering into the agreement, and pursuant to its terms, we established a PRC-based subsidiary that is responsible for the operations of both facilities in July 2016. CQ is now responsible for construction of both facilities according to U.S. GMP standards. Although the agreement contemplates completion by the end of 2016, the construction of the new API plant is expected to be completed in July 2018 and we will anticipate we will begin utilizing the facility later in 2018 or in early 2019. The land and buildings will be owned by CQ, and we will lease the facilities, rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if we are profitable, we will pay a monthly rent of 5 RMB per square meter of space occupied. We are responsible for the costs of all equipment for the facilities, and we have committed to occupying and beginning to use the facilities within six months of the completion of construction. We have also committed to achieving certain operational, revenue and tax generation milestones within certain time periods once we commence operations.

Our goal is to use our public-private partnerships as a capital efficient method for large scale cGMP manufacturing within our supply chain and to facilitate market access in China. We believe our current facilities will be adequate and suitable for our operations for the foreseeable future.

To date, we have utilized a combination of acquisitions and public-private partnerships to internalize certain key components of our manufacturing and supply chain. We expect to continue to use a combination of collaborations and acquisitions to continue to build out elements of our supply chain where needed as a mechanism to minimize execution risk and retain value for our shareholders.

License and Collaboration Agreements

In-Licenses

Hanmi Licensing Agreements

In December 2011 and June 2013 we entered into two separate in-licensing agreements with Hanmi pursuant to which Hanmi granted us licenses to certain patents and know-how with respect to Hanmi’s Orascovery Program to research, discover and develop compounds that enhance or increase the oral absorption of active pharmaceutical ingredients.

The December 2011 agreement, which we refer to as the 2011 Hanmi Agreement, granted us an exclusive, sublicensable license for development and commercialization activities utilizing Hanmi’s patents and know-how related to the Orascovery Program in a certain territory including North America, South America, the European Union, Australia, New Zealand, Russia, Eastern Europe, Taiwan and Hong Kong, and a non-exclusive license to utilize the same intellectual property in manufacturing worldwide for sales inside those territories. The June 2013 agreement, which we refer to as the 2013 Hanmi Agreement, granted us an exclusive, sublicensable license comparable to the 2011 Hanmi Agreement solely for China. The 2011 Hanmi Agreement was amended in November 2012 to add Macau and Singapore to the territory governed by the agreement; in October 2013 to add Malaysia, Thailand, Vietnam, the Philippines and Indonesia; in March 2015 to add India; and again in March 2017 to add Japan.

Upon effectiveness of the 2011 Hanmi Agreement we made an upfront payment of $250,000 to Hanmi, and we will pay Hanmi tiered royalty payments in the teens based on aggregate net sales of any products using the licensed intellectual property in the territory. Such royalties will be reduced if competing generic products gain market share in the applicable country. Depending on when we receive regulatory approval of a product using the intellectual property licensed from Hanmi in the U.S. or Europe, we may be obligated to pay Hanmi a regulatory bonus worth $24,000,000, to be paid (i) upon the occurrence of a liquidity event, if the regulatory approval has already been received, or (ii) upon receipt of the regulatory approval, if such approval is received after a liquidity event. We were also required to pay Hanmi an exit bonus, in shares of our common stock at a 20% discount to the initial public offering price, worth $6,250,000 upon the completion of our initial public offering in June 2017 based on a nominal value of $5,000,000. In connection with the March 2015 amendment to the 2011 Hanmi Agreement, we made an upfront payment of $50,000 to Hanmi. Additionally, in connection with the March 2017 amendment to the 2011 Hanmi Agreement, we issued a $7.0 million convertible bond to Hanmi in lieu of an upfront payment. Hanmi elected to convert the $7.0 million principal amount of the convertible bond into 795,455 shares of our common stock, based on the agreed 20% discount to our initial public offering price, in September 2017.

Upon effectiveness of the 2013 Hanmi Agreement we made an upfront payment of $100,000 to Hanmi, and we will pay Hanmi tiered royalty payments in the teens based on net sales of any products using the licensed intellectual property in China. The royalties shall be reduced if competing generic products gain market share in China. We also granted to Hanmi a one-time right of first negotiation to purchase all of our rights in Oraxol or Oratecan under the agreement during development and prior that, at Hanmi’s discretion, requires us to negotiate in good faith the sale of our rights under such agreement to Hanmi at a purchase price determined by an internationally-recognized investment banking firm with an office in Hong Kong at any time prior to the earlier of (i) our first commercial sale of products using such technology or (ii) receipt by Hanmi of written notice from our company of the sublicense of the rights in an applicable product to a third party.

Under each agreement, we are responsible for all clinical studies and development and commercialization activities, and the related expenses, resulting from the agreements. Each of the 2011 Hanmi Agreement and the 2013 Hanmi Agreement expires on the earlier of (i) expiration of the last of Hanmi’s patent rights licensed under the agreement or (ii) invalidation of Hanmi’s patent rights which are the subject of the agreement, provided that the term will automatically be extended for consecutive one year periods unless either party gives notice to the in each case other at least 90 days prior to expiration of the patent rights licensed under the agreement or before the then-current annual expiration date of the agreement. The patent rights licensed to us under the 2011 and 2013 Hanmi Agreements have expiry dates ranging from in 2023 to 2033, unless the terms of such licensed patents are able to be extended in accordance with applicable laws and regulations.

Hanmi may also terminate the 2011 Hanmi Agreement if (i) we fail to file an IND with the FDA for Oraxol within 6 months of the latest of (x) our receipt from Hanmi of all English translations necessary for the filing of an IND with the FDA, (y) the date we and Hanmi agree that all studies necessary for the filing of an IND with the FDA have been completed, or (z) the date of the final study report for the last of any additional studies that are necessary for the filing of an IND with the FDA, or (ii) we fail to commence clinical studies for Oraxol within twelve months after the date of approval of an IND by the FDA.

The 2013 Hanmi Agreement may be terminated by Hanmi if (i) we fail to file an IND for Oraxol with the CFDA within six months after the latest of (w) completion of all Chinese translations necessary for the filing of an IND with the CFDA, (x) completion of all manufacturing and toxicology studies necessary for the filing of an IND with the CFDA, (y) the date we and Hanmi agree that all studies necessary for the filing of an IND with the CFDA have been completed, or (z) the date of the final study report for the last of any additional studies that are necessary for the filing of an IND with the CFDA, or (ii) we fail to commence clinical studies for Oraxol within twelve months after the date of approval of an IND by the CFDA.

Such clinical development milestones in respect of the termination right in both the 2011 Hanmi Agreement and the 2013 Hanmi Agreement may be extended for 12 months if we reasonably request.

Prior to the expiration of the term of each agreement, we may terminate the agreement in our sole discretion, by providing six months’ notice to Hanmi. Subject to certain conditions. The agreements also contain customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party or by mutual agreement.

Out-License

Hanmi Licensing Agreements

In April 2011, we entered into a license agreement with Hanmi, which we refer to as the Hanmi Out-License, pursuant to which we granted to Hanmi an exclusive, sublicensable license to use certain of our intellectual property for development and commercialization of products containing KX-01 in certain territory including South Korea, China, Taiwan, Hong Kong, Singapore, Malaysia, Thailand, the Philippines, Indonesia and Vietnam. We also granted to Hanmi a right of first refusal for any KX-01 related formulation or pharmaceutical that we develop and intend to grant an exclusive license for in the territory covered by the Hanmi Out-License. Hanmi is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement.

We received an upfront payment of $1.5 million from Hanmi upon effectiveness of the agreement, and we may be entitled to receive an aggregate of $4.0 million in additional development and regulatory milestone payments. We are also eligible to receive tiered royalty payments in the teens on net sales of each product commercialized by Hanmi utilizing the intellectual property subject to the Hanmi Out-License. Such royalties will be reduced as competing generic products gain market share in the applicable country.

The term of the Hanmi Out-License expires on the earlier of (i) expiration of the last of our patent rights licensed under the agreement or (ii) invalidation of our patent rights which are the subject of the agreement, provided that in each case the term will automatically be extended for consecutive one-year periods unless either party gives notice to the other at least 90 days prior to expiration of the patent rights licensed under the agreement or before the then-current annual expiration date of the agreement. Prior to the expiration of the term of the agreement, Hanmi may terminate the agreement in its sole discretion by providing six months’ notice to us. Subject to certain conditions, we may also terminate the agreement if Hanmi fails to comply with certain development timelines set forth in the Hanmi Out-License. The agreement also contains customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party.

In September 2012, we entered into a memorandum of understanding with Hanmi, related to the Hanmi Out-License, pursuant to which we agreed to jointly enter into an agreement with a contract manufacturing organization to manufacture KX-01 for our and Hanmi’s needs, and to determine cost-sharing between us and Hanmi for such services. We have subsequently sourced certain clinical supplies from Formex L.L.C., pursuant to this agreement.

ZenRx License Agreement

In April 2013, we entered into a license agreement with ZenRx, which we refer to as the ZenRx License, pursuant to which we granted to ZenRx an exclusive, sublicensable license to use certain of our intellectual property to develop and commercialize Oratecan and Oraxol in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound, but only for use in Oratecan and Oraxol. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement.

We received a $50,000 payment from ZenRx upon effectiveness of the agreement, and we may be entitled to receive up to an aggregate of $1.4 million in additional development, regulatory and sales milestone payments. We will also be eligible to receive tiered royalties in the mid-teens on net sales of each product commercialized by ZenRx utilizing the intellectual property that is the subject of the ZenRx License. Such royalties will be reduced by 40% when competing generic products have 30% of the market share in the applicable country, and will be eliminated entirely when competing generic products have 60% of the market share in the applicable country.

As an incentive to ZenRx to further development and commercialization of Oratecan and Oraxol in the territory, if ZenRx obtains certain regulatory approvals in the territory prior to regulatory approval of those products in either the U.S. or South Korea, we may be required to make payments to ZenRx, at ZenRx’s option, either up to $600,000 in cash or $350,000 in cash plus $250,000 worth of our common stock.

The term of the ZenRx License expires on the earlier of (i) expiration of the last of our patent rights licensed under the agreement or (ii) invalidation of our patent rights which are the subject of the agreement, provided that the term will automatically be extended for consecutive one year periods unless either party gives notice to the other at least 90 days prior to expiration of the patent rights licensed under the agreement or before the then current annual expiration date of the agreement. Prior to the expiration of the term of the agreement, ZenRx may terminate the agreement in its sole discretion, by providing three months’ notice to us. Subject to certain conditions, we may also terminate the agreement if ZenRx fails to comply with certain development timelines set forth in the ZenRx License. The agreement also contains customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party.

PharmaEssentia License Agreements

In December 2011 and December 2013, we entered into two separate out-licensing agreements with PharmaEssentia Corp., or PharmaEssentia, pursuant to which we granted to PharmaEssentia certain licenses to our intellectual property for use in development and commercialization of certain products in specific territories.

The December 2011 agreement, which we refer to as the 2011 PharmaEssentia Agreement, granted an exclusive, sublicensable license to use any pharmaceutical preparation containing KX-01 or KX-02 for use in treating psoriasis or other non-malignant skin conditions in a territory that includes China, Taiwan, Macau, Hong Kong, Singapore and Malaysia. In December 2016, we agreed to amend the 2011 PharmaEssentia Agreement such that the field under the license agreement does not include AK for any country in the territory except Taiwan.

We received a $40,000 payment from PharmaEssentia upon effectiveness of the 2011 PharmaEssentia Agreement, and we may be entitled to an aggregate of up to $1.6 million in additional development and regulatory milestone payments, $250,000 of which may be paid in the form of PharmaEssentia stock. PharmaEssentia has discretion to offer to make such payment in the form of its stock, and we have discretion as to whether to accept such payment in the form of its stock. We will also be eligible to receive tiered royalties ranging from the high single-digits to teens on net sales of each product commercialized by PharmaEssentia utilizing the intellectual property that is the subject of the 2011 PharmaEssentia Agreement. Such royalties will be reduced by 40% when competing generic products have 30% of the market share in the applicable country, and will be eliminated entirely when competing generic products have 60% of the market share in the applicable country.

The December 2013 agreement, which we refer to as the 2013 PharmaEssentia Agreement, granted an exclusive, sublicensable license for development and commercialization of Oraxol and Oratecan in Taiwan and Singapore. Under the agreement, PharmaEssentia may also have the right to expand its license to include China, if Hanmi does not exercise its right of first refusal to such a product candidate under the Hanmi Out-License. In December 2016, we agreed to amend the 2013 PharmaEssentia Agreement to also include Vietnam in the territories covered by the license, provided that, if PharmaEssentia has not completed a submission for regulatory approval in Vietnam by 2021, the rights under the license in Vietnam will be returned to us.

We received a $50,000 payment from PharmaEssentia upon effectiveness of the 2013 PharmaEssentia Agreement and a $500,000 payment upon the initiation of a 505b2 strategy registration study in the first quarter of 2017 and we may be entitled to an aggregate of up to $1.5 million in additional development, regulatory and sales milestone payments, and we may also be obligated to pay PharmaEssentia an aggregate of $1.0 million in incentives if PharmaEssentia achieves certain milestones within designated timeframes. We will also be eligible to receive tiered royalties in the mid-teens on net sales of each product commercialized by PharmaEssentia utilizing the intellectual property that is the subject of the 2013 PharmaEssentia Agreement. Such royalties will be reduced by 40% when competing generic products have 30% of the market share in the applicable country, and will be eliminated entirely when competing generic products have 60% of the market share in the applicable country.

Under each agreement, PharmaEssentia is responsible for all clinical studies and development and commercialization activities, and the related expenses, resulting from the agreements. Each of the 2011 PharmaEssentia Agreement and the 2013 PharmaEssentia Agreement expire on the earlier of (i) expiration of the last of our patent rights licensed under the agreement or (ii) invalidation of our patent rights which are the subject of the agreement, provided that the term will automatically be extended for consecutive one year periods unless either party gives notice to the other at least 90 days prior to expiration of the patent rights licensed under the agreement or before the then current annual expiration date of the agreement.

Prior to the expiration of the term of each agreement, PharmaEssentia may terminate the agreement in its sole discretion, by providing six months’ notice to us. Subject to certain conditions, we may also terminate the agreement if PharmaEssentia fails to comply with certain development timelines set out in each of the agreements. The agreements also contain customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party.

Guangzhou Xiangxue License Agreement

In May 2012, we entered into a license agreement with Guangzhou Xiangxue New Drug Discovery and Development Company Limited, or Xiangxue, which we refer to as the Xiangxue License, pursuant to which we granted to Xiangxue an exclusive, sublicensable license to use certain of our intellectual property to develop and commercialize products containing KX-02 in all indications for brain tumors in China, Taiwan, Hong Kong and Singapore. Xiangxue is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement.

We received a $750,000 payment from Xiangxue upon effectiveness of the agreement and in 2013 received a further $750,000 payment upon meeting the first regulatory milestone under the agreement. We may be entitled to receive an aggregate of up to $4.5 million in additional development and regulatory milestone payments. We will also be eligible to receive royalties in the teens on net sales of each product commercialized by Xiangxue utilizing the intellectual property that is the subject of the Xiangxue License. Such royalties will be reduced by 40% when competing generic products have 30% of the market share in the applicable country, and will be eliminated entirely when competing generic products have 60% of the market share in the applicable country.

The term of the Xiangxue License expires on the earlier of (i) expiration of the last of our patent rights licensed under the agreement or (ii) invalidation of our patent rights which are the subject of the agreement, provided that the term will automatically be extended for consecutive one year periods unless either party gives notice to the other at least 90 days prior to expiration of the patent rights licensed under the agreement or before the then current annual expiration date of the agreement. Prior to the expiration of the term of the agreement, Xiangxue may terminate the agreement in its sole discretion, by providing six months’ notice to us. Subject to certain conditions, we may also terminate the agreement if Xiangxue fails to comply with certain development timelines set forth in the Xiangxue License. The agreement also contains customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party.

Eli Lilly and Company Agreement

In October 2016, we entered into a Clinical Trial Collaboration and Supply Agreement with Eli Lilly and Company, which we refer to as the Lilly Agreement, under which we and Lilly will conduct a Phase 1b trial of Oraxol in combination with Lilly’s ramucirumab in patients with gastric, gastro-esophageal and esophageal cancers. Under the terms of the Lilly Agreement we will act as the sponsor of the study and will hold the IND/CTA relating to the study, while all clinical data generated under the study will be jointly owned by us and Lilly. Other than Lilly’s obligation to supply ramucirumab to us, we will be responsible for all other costs associated with the conduct of the study.

The Lilly Agreement will remain in effect until the study contemplated by the agreement has been completed. The agreement also contains customary termination rights for either party, such as in the event of a breach of the agreement by the other party, or in the event a regulatory authority takes any action against or raises any objection to the study.

Almirall License Agreement

In December 2017, we entered into a license agreement with Almirall pursuant to which we granted to Almirall an exclusive, sublicensable license of certain of our intellectual property for the development and commercialization of topical products containing KX-01 to treat and prevent skin disorders and diseases in humans (including AK), or the Field, in a specified territory, which includes the United States and substantially all European countries (including Russia and Turkey), or the Licensed Territory. We also granted Almirall a right of first negotiation to license from us in the territory covered by the Almirall license any compound (other than KX-01) that we may develop in the future with the same mechanism of action as KX-01 for topical treatment of skin disorders and diseases if we decide to collaborate with a third party regarding that newly developed compound. Under the license agreement, Almirall also grants us an exclusive, sublicensable license to use certain of its intellectual property related to the products containing our licensed KX-01 for use in the Field in order to commercialize such products outside of the Licensed Territory and outside of the Field in the Licensed Territory, and to commercialize other products containing KX-01 for indications outside the Field. If we decide to sublicense that license from Almirall for certain additional products or indications, we will negotiate with Almirall to allow them to reasonably participate in the commercial benefit of such sublicense.

In March 2018, we received an upfront payment of $30 million from Almirall under this agreement, and we expect to receive other near-term payments of up to $25 million. We may also be entitled to receive an aggregate of $65 million in additional milestone payments, as well as sales milestone payments we estimate will likely total $155 million. Almirall will reward Athenex with additional sales milestones, should the sales exceed the currently projected amounts. In addition, we are eligible to receive tiered royalty payments for a certain period starting at 15% based on annual net sales of the topical products commercialized by Almirall utilizing the intellectual property subject to the license agreement, with incremental increases in royalty rates commensurate with increased sales. Additionally, under certain circumstances starting after one year following regulatory approval of certain licensed products in the United States, we would have the option to co-promote such licensed products under pre-negotiated terms and conditions with Almirall.

The term of the Almirall license began in February 2018 when antitrust approval was obtained, and the license continues for the entire life of the licensed topical products on a country-by-country basis. Prior to the expiration of the term of the agreement, Almirall may terminate the agreement in its entirety or with regard to a certain territory in its sole discretion by providing six months’ notice to us. Almirall may also terminate the agreement upon written notice during a 45-day evaluation period if Almirall does not find certain clinical data we provide to them to be satisfactory, upon which we may be required to reimburse Almirall $5 million of its upfront fee. We may also be required to reimburse Almirall $5 million in the event Almirall provides notice that certain other clinical endpoints under the agreement are not met. In addition, Almirall may terminate the agreement effective immediately if the licensed topical products cannot be marketed in the territory due to significant safety concerns, if regulatory approval is finally and irrevocably denied in a territory, or if an approved product label is less favorable than the product label submitted to the regulatory authorities in a way that would materially affect the commercial value of the product.

The agreement also contains customary termination rights for both parties, such as in the event of a breach of the agreement or if the other party defaults in performance of its obligations under the agreement.

Competition

The biopharmaceutical industry and the oncology subsector are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our product candidates, platforms and scientific expertise in the field of biotechnology and oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing oncology products. These competitors generally fall within the following categories:

Oral administration: Taxol, Abraxane, Cynviloq, Camptosar, Onivyde, Taxotere and Hycamtin;

Src Kinase inhibitors: Picato and Temodar.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies, acquiring technologies complementary to, or necessary for, our programs and for sales in the API business. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our products’ entry. We believe the factors determining the success of our programs will be the efficacy, safety and convenience of our product candidates and our access to supply of API.

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions, products and product candidates, methods of manufacture, methods of using our products and product candidates, and improvements thereof that are commercially important to our business. We protect our proprietary intellectual property position by, among other things, filing patent applications in the U.S. and in jurisdictions outside of the U.S. covering our proprietary technologies, inventions, products and product candidates, methods, and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing innovation, and licensing opportunities to develop, strengthen and maintain our proprietary intellectual property position. As of December 31, 2017, we owned more than 100 granted patents and more than 40 pending patent applications worldwide. In addition, we have in-licensed patents and patent applications relating to our Orascovery platform technology from Hanmi. In our Orascovery platform, the lead compound is covered as composition-of-matter in granted patents in the U.S. and other territories, such as China and Europe. These patents will expire in October 2023 or 2024, excluding any potential patent term adjustments and/or patent term extensions that may be available. The lead compounds in our Src Kinase Inhibition platform are covered as composition-of-matter in granted patents in the US and other territories, including China and Europe. These patents will begin to expire in December 2025, excluding any potential patent term adjustments and/or patent term extensions that may be available.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. In the U.S., the term of a patent may be lengthened by patent term adjustment to compensate the patentee for administrative delays by the USPTO in examining and granting the patent, or may be shortened if the patent is terminally disclaimed over an earlier-filed patent. In addition, a patent term may be extended to restore a portion of the term effectively lost as a result of FDA regulatory review. However, the restoration period cannot be longer than five years and cannot extend the remaining term of a patent beyond a total of 14 years from the date of FDA approval, and only one patent applicable to an approved drug may be extended. Similar extensions as compensation for regulatory delays are available in Europe and other jurisdictions. We intend to seek patent term extensions where these are available. However there is no guarantee that the applicable authorities, including the FDA in the U.S., will agree with our assessment of whether such extensions should be granted, and we cannot predict the length of the extensions even if they are granted. The actual protection afforded by a patent varies on a claim-by-claim basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. For a granted patent to remain in force most countries require the payment of annuities or maintenance fees, either yearly or at certain intervals during the term of a patent. If an annuity or maintenance fee is not paid, the patent may lapse irrevocably.

As of December 31, 2017, we owned 17 granted patents in the U.S. and 110 granted patents in other countries relating to our Src Kinase Inhibition technology. In addition, as of the same date we owned 36 pending applications relating to the Src Kinase Inhibition technology in the U.S. and other countries. These patents and pending patent applications contain composition-of-matter claims to our lead product candidates and their analogs, claims to pharmaceutical compositions comprising such candidates, and claims to methods of making and method of treatment using such candidates. Not accounting for any patent term adjustment, patent term extension or terminal disclaimer, and assuming that all annuity and/or maintenance fees are paid, the patents and, if granted, patent applications, will expire from 2025 to 2038.

In addition, we have one pending patent application in each of the Patent Cooperation Treaty, or PCT, the Gulf Cooperation Council, Jordan and Taiwan. The PCT application can be filed worldwide by entering national stage in various member states by January 21, 2018. These pending patent applications relate to therapeutic combinations of orally administered paclitaxel and a P-gp inhibitor. Not accounting for any patent term adjustment, patent term extension or terminal disclaimer, and assuming that all annuity and/or maintenance fees are paid, the patent applications, if granted, will expire in 2036.

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, approval, quality control, labeling, packaging, promotion, storage, advertising, distribution, post-approval monitoring, marketing and export and import of products such as those we are developing. Our therapeutic drug candidates must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. and will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the FDCA and its implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;

•	warning or untitled letters;
•	seizures or administrative detention of product;
•	total or partial suspension of production or distribution; or
•	injunctions, fines, restitution, disgorgement, refusal of government contracts, or civil or criminal penalties.

NDA approval processes

The process required by the FDA before a therapeutic drug product may be marketed in the U.S. generally involves the following:

•	completion of extensive nonclinical laboratory tests, animal studies and formulation studies conducted according to GLPs, and other applicable regulations;
•	submission to the FDA of an IND, which must be authorized before human clinical trials may begin;
•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCPs, to establish the safety and efficacy of the product candidate for its intended use;
•	submission to the FDA of an NDA;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product candidate is produced to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with cGMPs to assure that the facilities, methods and controls are adequate to preserve the product candidate’s identity, strength, quality and purity;

•	potential FDA audit of the clinical trial sites that generated the data in support of the NDA; and
•	FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Such studies must generally be conducted in accordance with the FDA’s GLPs. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and API imported into the U.S. are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the U.S. may be subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP requirements, which include, among other things, the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must report to the FDA serious and unexpected adverse reactions in a timely manner. Reporting requirements also apply to, among other things, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure and any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries within a certain timeframe for public dissemination on the National Institutes of Health clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined.

•

Phase 1—The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some therapeutic candidates for severe or life-threatening diseases, such as cancer, especially when the product candidate may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2—Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3—Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.

A pivotal study is a clinical study that adequately meets regulatory agency requirements for the evaluation of a product candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are also Phase 3 studies but may be Phase 2 studies, with the agreement of FDA, if the trial design provides a reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need.

In the case of a 505(b)(2) NDA, which is a marketing application in which the sponsor may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above-described studies and nonclinical studies may not be required or may be abbreviated. The applicant may rely upon the FDA’s prior findings of safety and efficacy for a previously approved product or on published scientific literature in support of its application. Bridging studies, including clinical studies, may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application.

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed or may not be completed at all. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

During the development of a new product candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the new therapeutic. If a Phase 3 clinical trial is the subject of discussion at the end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began.

Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be required after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the product candidate. Additionally, for NDA products, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf-life.

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for products and an annual establishment fee on facilities used to manufacture prescription drug products. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review. Product candidates that are designated as orphan drugs are also not subject to user fees unless the application contains an indication other than an orphan indication.

Within 60 days following submission of the application, the FDA reviews a NDA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to accept any NDA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA, whether the product is safe and effective for its intended use, and in each case, whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions.

During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, plan is necessary to assure the safe use of the product. If the FDA concludes that an REMS plan is needed, the sponsor of the NDA must submit a proposed REMS plan prior to approval. The FDA has authority to require an REMS plan under the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”) when necessary to ensure that the benefits of a drug outweigh the risks. In determining whether an REMS plan is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. A REMS plan may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS plan must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval.

The FDA may also require an REMS plan for a drug that is already on the market if it determines, based on new safety information, that an REMS plan is necessary to ensure that the product’s benefits outweigh its risks.

Before approving a NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the applicant. If the agency decides not to approve the NDA in its then present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant must either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or request an opportunity for a hearing.

Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as “Phase 4” clinical trials, designed to further assess a drug’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, accelerated approval and breakthrough therapy designation, which are intended to expedite or simplify the process for reviewing therapeutic candidates, or provide for the approval of a product candidate on the basis of a surrogate endpoint. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or that the time period for FDA review or approval will be lengthened. Generally, therapeutic candidates that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of therapeutic candidates to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give therapeutic candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months.

Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated product candidate and expedite review of the application for a product candidate designated for priority review. Accelerated approval, which is described in Subpart H of 21 CFR Part 314, provides for an earlier approval for a new product candidate that is (1) intended to treat a serious or life-threatening disease or condition; (2) generally provides a meaningful advantage over available therapies; and (3) demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, and is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a product candidate receiving accelerated approval perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the product may be subject to accelerated withdrawal procedures.

In the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law in July 2012, the U.S. Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of therapeutic candidates under accelerated approval. The law required the FDA to issue related guidance and also promulgate confirming regulatory changes. In May 2014, the FDA published a final Guidance for Industry titled “Expedited Programs for Serious Conditions—Drugs and Biologics,” which provides guidance on FDA programs that are intended to facilitate and expedite development and review of new therapeutic candidates as well as threshold criteria generally applicable to concluding that a product candidate is a candidate for these expedited development and review programs.

In addition to the Fast Track, accelerated approval and priority review programs discussed above, the FDA’s “Expedited Programs” guidance also describes the breakthrough therapy designation. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or conditions, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Drugs designated as breakthrough therapies are eligible for, among other things, the Fast Track designation, intensive guidance on an efficient drug development program, and a commitment from FDA to involve senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review.

In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act included numerous provisions that may be relevant to our product candidates, including provisions designed to speed development of innovative and breakthrough therapies. The Cures Act amends the FDCA and the Public Health Service Act, or PHSA, to reauthorize and expand funding for the National Institutes of Health, or NIH, and to authorize FDA to increase spending on innovation projects. Central to the Cures Act are provisions that enhance and accelerate FDA’s processes for reviewing and approving new drugs and supplements to approved NDAs. These include, but are not limited to, provisions that (i) require FDA to establish a program to evaluate the potential use of real world evidence to help to support the approval of a new indication for an approved drug and to help to support or satisfy post-approval study requirements, (ii) provide that FDA may rely upon qualified data summaries to support the approval of a supplemental application with respect to a qualified indication for an already approved drug, (iii) require FDA to issue guidance for purposes of assisting sponsors in incorporating complex adaptive and other novel trial designs into proposed clinical protocols and applications for new drugs, (iv) affirm that FDA should continue to expedite the approval of breakthrough therapies, and (v) require FDA to establish a process for the qualification of drug development tools for use in supporting or obtaining FDA approval for investigational use of a drug. The Cures Act also includes a provision which requires certain manufacturers or distributors of an investigational drug to make their policies on the availability of certain expanded access programs publicly available. Because the Cures Act was enacted recently and the FDA may take several years to develop these policies, it is difficult to know whether or how the Cures Act will directly affect our business.

Abbreviated New Drug Applications for Generic Drugs

NDA applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic or 505(b)(2) applicants in support of approval of an abbreviated new drug application, or ANDA, or a 505(b)(2) application. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA or 505(b)(2) applicant is required to make a certification to the FDA concerning any patents listed for the approved NDA product in the FDA’s Orange Book. Specifically, the ANDA or 505(b)(2) applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA or 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the ANDA or 505(b)(2) product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been received by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA or 505(b)(2) application will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that this review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if available, we intend to apply for restorations of patent term for some of our currently owned patents beyond their current expiration dates, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA; however, there can be no assurance that any such extension will be granted to us.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to therapeutic candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects either (1) fewer than 200,000 individuals in the U.S., or (2) or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a product candidate for this type of disease or condition will be recovered from sales in the U.S. for that product candidate. Orphan Drug Designation must be requested before submitting an NDA. We have received Orphan Drug Designation for KX-02. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product candidate that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product candidate is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except under limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our therapeutic candidates for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product candidate for the same indication or disease.

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act (the “BPCA”), certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a Written Request, relating to the use of the active moiety of the product candidate in children. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most therapeutic candidates, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product candidate is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to post the PREA Non-Compliance letter and sponsor’s response.

As part of the FDASIA, the U.S. Congress made a few revisions to the BPCA and PREA, which were slated to expire on September 30, 2012, and made both laws permanent.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product candidate reaches the market. Later discovery of previously unknown problems with a product candidate may result in restrictions on the product candidate or even complete withdrawal of the product candidate from the market. After approval, some types of changes to the approved product candidate, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may under some circumstances require testing and surveillance programs to monitor the effect of approved therapeutic candidates that have been commercialized, and the FDA under some circumstances has the power to prevent or limit further marketing of a product candidate based on the results of these post-marketing programs.

Any therapeutic candidates manufactured or distributed pursuant to FDA approvals for prescription drugs are subject to continuing regulation by the FDA, including, among other things:

•	reporting and record-keeping requirements;
•	reporting of adverse experiences with the product candidate;
•	providing the FDA with updated safety and efficacy information;
•	product sampling and distribution requirements;
•	notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and
•

complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.

Therapeutic manufacturers and other entities involved in the manufacture and distribution of approved therapeutic products are required to register their establishments with the FDA and obtain licenses in certain states and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMPs and other laws. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record-keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations would also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers used. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed under certain limited circumstances. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. The government recently released a regulation and policy to expand and enhance the requirements related to registering and reporting the results of which may result in greater enforcement of these requirements in the future.

Regulation of Compounding Pharmacies

Compounding is a practice in which a licensed pharmacist, a licensed physician, or in the case of an outsourcing facility, a person under the supervision of a licensed pharmacists, combines, mixes, or alters ingredients of a drug to create a medication tailored to the needs of an individual patient. We are engaged in the compounding of sterile drugs as an outsourcing facility registered with FDA. The Compounding Quality Act, or CQA, allows an entity that compounds sterile drugs to register as an outsourcing facility. Once registered (including payment of a fee), an outsourcing facility must meet certain conditions in order to be exempt from the FDCA’s approval requirements and the requirement to label products with adequate directions for use. Under the CQA, a drug must be compounded in compliance with CGMP by or under the direct supervision of a licensed pharmacist in a facility registered pursuant to Section 503B of the FDCA in order to be so exempt. The outsourcing facility must also report specific information about the products that it compounds, including a list of all of the products it compounded during the previous six months, and information about the compounded products, such as the source of the active ingredients used to compound pursuant to Section 503B(b)(2). If the outsourcing facility compounds using bulk drug substances, the bulk drug substances must either appear on a list established by FDA of bulk drug substances for which there is a clinical need, or be used to compound drugs that appear on a list established by FDA of drugs for which there is a shortage. Although FDA has not yet established a list of bulk drug substances for which there is a clinical need, FDA has announced an interim policy pursuant to which bulk drug substances may be nominated for inclusion on such list and, provided certain conditions are met, outsourcing facilities may compound with such bulk drug substances pending evaluation of the substances for inclusion on FDA’s list of bulk drug substances for which there is a clinical need.

In addition, an outsourcing facility must meet other conditions described in the CQA, including reporting adverse events pursuant to Section 503B(b)(5) of the FDCA, and labeling its compounded products with certain information pursuant to Section 503B(a)(10). Registered outsourcing facilities are prohibited from selling compounded drugs through a wholesale distributor, or from compounding drugs that are essentially copies of FDA-approved drugs. Registered outsourcing facilities are subject to FDA inspection, and FDA conducts inspections on a risk-based frequency under Section 503B(b)(4).

Pharmaceutical Coverage, Reimbursement and Pricing

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the U.S., sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE and the Veterans Administration, managed care providers, private health insurers and other organizations.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits. CMS will expand Medicaid rebate liability to the territories of the United States as well, beginning in 2017, if the territories elect to enroll in the Medicaid Drug Rebate Program. In addition, the ACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by CMS may also provide for the public availability of pharmacy acquisition cost data, which could influence our decisions related to setting product prices and offering related discounts.

In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing; although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. However, under Medicare Part D—Medicare’s outpatient prescription drug benefit—there are protections in place to ensure coverage and reimbursement for oncology products and all Part D prescription drug plans are required to cover substantially all anti-cancer agents. However, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our drug candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover an approved product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Further, the ACA, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs and the extension of Medicaid rebates to Medicaid managed care plans. Several other provisions of the ACA focused on cost containment include:

•

The Patient-Centered Outcomes Research Institute, which was established to identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•

The Independent Payment Advisory Board which, since 2014, has had authority to recommend certain changes to the Medicare program to reduce expenditures by the program when spending exceeds a certain growth rate and such changes could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings. However, as of late 2016, the President has yet to nominate anyone to serve on the board.

•

The Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

•

Effective in 2011, the ACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•

Effective in 2011, the ACA imposed a requirement on manufacturers of branded drugs to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., the “donut hole” or the period of consumer payment for prescription medicine costs which lies between the initial coverage limit and the catastrophic—coverage threshold).

The adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could also limit payments for pharmaceuticals.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Generic Drugs

Given that we manufacture and market generic drug products, our business may be impacted by laws and policies governing the coverage, pricing, and reimbursement of generic drugs. Generic drugs are the same active pharmaceutical ingredient as initial innovator medicines and are typically more affordable in comparison to the innovator’s products. Sales of generic medicines have benefitted from policies encouraging generic substitution and a general increasing acceptance of generic drugs on the part of healthcare insurers, consumers, physicians and pharmacists. However, while the U.S. generics market is one of the largest in the world, with generic prescription sales of approximately $70 billion in 2016, the recent trend of rising generic drug prices has drawn scrutiny from the U.S. government. Specifically, beginning in 2014 generic drug pricing became the subject of Congressional inquiries and media attention, and many generic drug manufacturers became the targets of government investigations.

In addition, under amendments to the Medicaid Drug Rebate Statute in 2015, generic drug manufacturers are now required to pay an inflation penalty if price increases on generic drugs exceed the rate of inflation. Specifically, the Bipartisan Budget Act of 2015 (“BBA ‘15”) amended section 1927(c)(3) of the Social Security Act to require manufacturers of non-innovator multiple source (N) drugs to pay additional Medicaid rebates if a drug’s AMP increases at a rate that exceeds the rate of inflation. Manufacturers of generic drugs must calculate the additional Medicaid rebates for noninnovator drugs beginning with the rebates that are calculated for the first quarter of 2017.

Also, the ACA revised the methodology for setting Medicaid generic drug reimbursement in order to further limit the reimbursement of generic drugs under the Medicaid program. Specifically, effective April 1, 2016, the Federal Upper Limit (“FUL”), which establishes the government’s maximum payment amount for certain generic drugs, is no less than 175% of the weighted average of the most recently reported monthly AMPs for pharmaceutically and therapeutically equivalent multiple source drug products that are available for purchase by retail community pharmacies on a nationwide basis. Similarly, reimbursement for generic drugs is also limited in Medicare Part B, as the Average Sales Price (the metric upon which reimbursement is based) for multiple-source drugs included within the same multiple-source drug billing and payment code is the volume-weighted average of the various manufacturers’ ASPs for those drug products.

Laboratory Testing Services Coverage and Reimbursement

Given that we market medical devices in the form of in vitro diagnostic devices, or IVDs, used in the performance of clinical laboratory tests, currently limited to drugs of abuse, pregnancy, and alcohol testing in the U.S., and cardiac marker and infectious disease testing in Asia, our business may be impacted by laws and policies governing the coding, coverage, reimbursement, and demand for clinical laboratory services. With regard to the clinical laboratory services performed on Medicare beneficiaries, health care providers utilizing such tests generally either are paid under prospective payment systems for most tests performed on hospital inpatients and outpatients, or must bill the Medicare Part B program directly in compliance with applicable coding, coverage and reimbursement rules, and accept the amount paid by the Medicare contractor under the Medicare Clinical Laboratory Fee Schedule, or CLFS, as payment in full. Currently, Medicare does not require the beneficiary to pay a co-payment for clinical laboratory services paid under the CLFS. Pursuant to Section 216 of-the federal Protecting Access to Medicare Act of 2014, or PAMA, CMS is modernizing the CLFS by creating a market-based reimbursement system which will require clinical laboratories subject to the law to report certain private payor prices and test volumes, and CMS to set new payment rates for CLFS tests based on the weighted median of reported prices, effective January 1, 2018. It is unclear how this new law will affect testing services that use our products at this time, but as a general matter CMS has indicated that prices of many clinical laboratory tests will decrease under PAMA. In addition, state Medicaid programs are prohibited from paying more (and in many instances, pay significantly less) than Medicare, and payment is subject to state-specific coverage, reimbursement, and laboratory law requirements. Certain state Medicaid programs also require Medicaid recipients to pay co-payment amounts for clinical laboratory services. Likewise, payment by private payors is subject to payor-determined coverage and reimbursement policies that vary considerably and are subject to change without notice. Finally, there is increasing legislative attention to opioid abuse in the United States, including passage of the Comprehensive Addiction and Recovery Act of 2016 which, among other things, strengthens state prescription drug monitoring programs and expands educational efforts for certain populations, which may increase the need for drugs of abuse testing. Changes like these related to clinical laboratory services, and any other changes related to coverage or reimbursement may impact the demand for and pricing of some of our products which could adversely affect our ability to operate our business and our financial results.

Reimbursement for Compounded Drugs

Given that we intend to compound and sell compounded products, some of which may include APIs that we manufacture, our business may be impacted by the downstream coverage and reimbursement of compounded products. Generally, federal reimbursement is available for compounded drugs, but is typically dependent upon whether the individual ingredients or bulk drug substances that make up the compounded product are FDA-approved. Certain of our API products have not yet received FDA approval.

There is a national payment policy for compounded drugs under Medicare Part B, but the policy is unclear because it does not stipulate whether payment is available for ingredients that are bulk drug substances, which are generally not FDA-approved. Under Medicare Part B, claims for compounded drugs are typically submitted using a billing code for “not otherwise classified drugs”, and CMS contractors who process Part B claims may conduct further reviews of outpatient claims to determine whether the drug billed under a nonspecific billing code is a compounded drug and to identify its ingredients in order to make payment decisions. However, CMS contractors who process Part B claims do not always collect information on the FDA-approval status of drug ingredients and, therefore, payment may be made for ingredients that are not FDA-approved products. Therefore, there is uncertainty as to whether Medicare payments for compounded drugs are consistent with the Medicare Part B policy.

Under Medicare Part D, federal payments are not available for non-FDA-approved products—including bulk drug substances—and inactive ingredients used to make a compounded drug. Insurers that offer Medicare Part D benefits and Part D-only sponsors, generally, pay pharmacies for each ingredient in the compounded drug that is an FDA-approved product and is otherwise eligible for reimbursement under Part D. However, with respect to non-FDA approved bulk drug substances, insurers that offer Medicare Part D benefits and Part D-only sponsors may choose to pay for such bulk substances but may not submit these payments as part of the Part D transaction data CMS uses to determine federal payments to Part D plans.

Healthcare Fraud and Abuse Laws and Compliance Requirements

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts, chargebacks, and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payors that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money owed to the federal government;

•

provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes, referred to as the “HIPAA All-Payor Fraud Prohibition,” that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

the federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA, that require manufacturers of certain drugs and biologics to track and disclose payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer, and that such information is subsequently made publicly available in a searchable format on a CMS website;

•

provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency reporting and compliance laws; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and which may not have the same effect, thus complicating compliance efforts.

The ACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

Medical Devices

Through our subsidiary, Polymed, we currently market in-vitro diagnostic rapid test kits used in the performance of clinical laboratory tests (limited to drugs of abuse and pregnancy testing in the U.S.) pursuant to clearance under Section 510(k) of the FDCA by the FDA. These products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. Our test kits are subject to regulation as medical devices in the United States under the FDCA, and related regulations enforced by the FDA. The FDA regulates, among other things, the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

In addition, the Clinical Laboratory Improvement Amendments of 1988, or CLIA, established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Pursuant to CLIA, the FDA categorizes diagnostic tests into three categories based on their complexity in the testing process and risk of harm in reporting erroneous results: (1) waived tests, (2) moderate complexity tests, and (3) high complexity tests. Laboratories that perform only waived tests and hold a Certificate of Waiver under CLIA (including most physician office laboratories) are subject to minimal regulation as compared with laboratories that perform moderate or high complexity tests. To obtain a CLIA waived categorization for diagnostic tests that are intended for home use or for use by laboratories holding a Certificate of Waiver, we must demonstrate to FDA that the tests are simple to use with a low risk of error. Foreign countries may require similar or more onerous approvals to manufacture or market our products or to allow the use of our products in certain settings. Most of our test strips are categorized as CLIA waived, but some of our test strips are categorized as moderate in complexity.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification submission, granting of a de novo classification request, or approval of a premarket approval application, or PMA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device. Class I includes devices with the lowest risk to the patient and are subject to the FDA’s general controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s general controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

Most Class I devices are exempt from the 510(k) requirements. Manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Our currently marketed products are Class II devices subject to 510(k) clearance.

510(k) Marketing Clearance and De Novo Pathways

To obtain 510(k) clearance, a premarket notification submission must be submitted to the FDA demonstrating that the proposed device is “substantially equivalent” to a predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent another device cleared through the 510(k) process. The FDA’s 510(k) review process usually takes from three to six months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant 510(k) clearance to market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which may determine that the new device is of low to moderate risk and that it can be appropriately be regulated as a Class I or II device. If a de novo request is granted, the device may be legally marketed and a new classification is established. If the device is classified as Class II, the device may serve as a predicate for future 510(k) submissions.

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed. The PMA process is more demanding than the 510(k) process. In a PMA the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical trial that supported PMA approval or requirements to conduct additional clinical trials post-approval. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Our products are not currently subject to PMA requirements. However, we may in the future develop devices that will require the submission of a PMA, or FDA may find that some of our proposed uses are not substantially equivalent to previously cleared and marketed devices, and thus a PMA is required.

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies us that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

During a clinical trial, the sponsor is required to comply with applicable FDA requirements, and the clinical investigators are also subject to FDA’s regulations. Both must comply with GCPs, which among other things require that informed consent be obtained from each research subject, that the investigational plan and study protocol be followed, that the disposition of the investigational device be controlled, and that reporting and recordkeeping requirements are followed. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval.

Post-Market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;
•

Quality System Regulation, or QSR, requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•

labeling regulations and requirements related to promotional activities, including FDA prohibitions against the promotion of investigational products, or ”off-label” uses of cleared or approved products;

•

clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;

•

medical device reporting requirements, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•

correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•	the FDA’s mandatory recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•

post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we and our third-party manufacturers are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our product. The discovery of previously unknown problems with our product, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of products regulated by the FDA or other government agencies. In addition to new legislation, FDA and healthcare fraud and abuse and coverage and reimbursement regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. In particular, we expect that the current presidential administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold. Such reforms could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

Furthermore, in the U.S., the health care industry is subject to political, economic, and regulatory influences. Initiatives to reduce the federal budget and debt and to reform health care coverage are increasing cost-containment efforts. We anticipate that federal agencies, Congress, state legislatures, and the private sector will continue to review and assess alternative health care benefits, controls on health care spending, and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit coverage for or the amounts that federal and state governments will pay for health care products and services, which could also result in reduced demand for our products or additional pricing pressures, and limit or eliminate our spending on development projects and affect our ultimate profitability. We are not able to predict whether further legislative changes will be enacted or whether FDA or healthcare fraud and abuse or coverage and reimbursement regulations, guidance, policies or interpretations will be changed or what the effect of such changes, if any, may be.

Foreign Corrupt Practices Act

The FCPA prohibits any U.S. individual or business from corruptly offering, paying, promising, or authorizing the provision of anything of value, directly or indirectly, to any foreign official, foreign political party or official thereof, or candidate for foreign political office to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the issuer to maintain books and records that accurately and fairly reflect all transactions of the issuer and its controlled subsidiaries, and to devise and maintain an adequate system of internal accounting controls.

Environment

We are subject to inspections by the FDA for compliance with cGMP and other U.S. regulatory requirements, including U.S. federal, state and local regulations regarding environmental protection and hazardous and controlled substance controls, among others. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We have incurred, and may continue to incur, significant expenditures to ensure we are in compliance with these laws and regulations. We would be subject to significant penalties for failure to comply with these laws and regulations.

PRC Government Regulation

In the PRC, we operate in an increasingly complex legal and regulatory environment. We are subject to a variety of PRC laws, rules and regulations affecting many aspects of our business. This section summarizes the principal PRC laws, rules and regulations relevant to our business and operations.

Foreign Investment in Pharmaceutical Industry

The Foreign Investment Industrial Guidance Catalogue (2015 Version), or the Foreign Investment Catalogue jointly promulgated by the National Development and Reform Commission, or NDRC, and the Ministry of Commerce, or MOFCOM, in March 2015 and effective in April 2015 and replaced the previous versions. The Foreign Investment Catalogue divides foreign investments in the pharmaceutical industry into four categories: encouraged, permitted, restricted or prohibited. In September 2016, the National People’s Congress Standing Committee adopted a decision on amending the law of foreign invested companies which became effective from October 1, 2016. Upon the effectiveness of the decision, the establishment of the foreign invested enterprise and its subsequent changes will be required to be filed with the relevant authorities instead of obtaining approvals from relevant commerce authorities, except for the foreign invested enterprises which are subject to the special administrative measures regarding foreign investment entry. In October 2016, NDRC and MOFCOM jointly issued a notice according to which the industries falling within the categories in which foreign investment is prohibited or restricted and those falling within the encouraged category subject to relevant requirements of equity or senior management under the Foreign Investment Catalogue, will be subject to the special administrative measures for foreign investment entry.

General Regulations on China Food and Drug Administration

In the PRC, the CFDA monitors and supervises the administration of pharmaceutical products, as well as medical devices and equipment. The CFDA’s primary responsibility includes evaluating, registering and approving new drugs, generic drugs, imported drugs and traditional Chinese medicines; approving and issuing permits for the manufacture, export and import of pharmaceutical products and medical appliances; approving the establishment of enterprises for pharmaceutical manufacture and distribution; formulating administrative rules and policies concerning the supervision and administration of food, cosmetics and pharmaceuticals; and handling significant accidents involving these products. The local provincial drug administrative authorities are responsible for supervision and administration of drugs within their respective administrative regions.

The PRC Drug Administration Law promulgated by the Standing Committee of the National People’s Congress in 1984 and the Implementing Measures of the PRC Drug Administration Law promulgated by the Ministry of Health, or the MOH, in 1989 set forth the legal framework for the administration of pharmaceutical products, including the research, development and manufacturing of drugs.

The PRC Drug Administration Law was revised in February 2001, December 2013, and again in April 2015 respectively. The purpose of the revisions was to strengthen the supervision and administration of pharmaceutical products and to ensure the quality and safety of those products for human use. The revised PRC Drug Administration Law applies to entities and individuals engaged in the development, production, trade, application, supervision and administration of pharmaceutical products. It regulates and prescribes a framework for the administration of pharmaceutical preparations of medical institutions and for the development, research, manufacturing, distribution, packaging, pricing and advertisement of pharmaceutical products. Revised Implementing Measures of the PRC Drug Administration Law promulgated by the State Council took effect in September 2002 and was revised in February 2016, providing detailed implementing regulations for the revised PRC Drug Administration Law.

Under these regulations, we need to follow related regulations for preclinical research, clinical trials and production of new drugs.

Good Laboratories Practice Certification for Preclinical Research

To improve the quality of preclinical research, the CFDA promulgated the Administrative Measures for Good Laboratories Practice of Preclinical Laboratory in 2003 and began to conduct the certification program of GLP. Under the Certifying Measures for Clinical Test Units, or CFDA Circular 44, promulgated in February 2004, the CFDA decides whether an institution is qualified for undertaking pharmaceutical preclinical research upon the evaluation of the institution’s organizational administration, its research personnel, its equipment and facilities and its operation and management of preclinical pharmaceutical projects. If all requirements are met, a GLP Certification will be issued by the CFDA and the result will be published on the CFDA’s website.

Approval for Clinical Trials and Production of New Drugs

According to the Provisions for Drug Registration promulgated by the CFDA in 2007, the PRC Drug Administration Law, the Provisions on the Administration of Special Examination and Approval of Registration of New Drugs, or the Special Examination and Approval Provisions issued by the CFDA in 2009, and the Circular on Information Publish Platform for Pharmaceutical Clinical Trials issued by the CFDA in 2013, we must comply with the following procedures and obtain several approvals for clinical trials and production of new drugs.

Clinical Trial Application

Upon completion of its preclinical research, a research institution must apply for approval of a Clinical Trial Application before conducting clinical trials.

Domestic Category 1 New Drugs Are Eligible for Special Examination and Approval

According to the Provisions for Drug Registration, drug registration applications are divided into three different types, namely Domestic New Drug Application, Domestic Generic Drug Application, and Imported Drug Application. Drugs fall into one of three categories, namely chemical medicine, biological product, or traditional Chinese or natural medicine. The registrations of chemical medicines are divided into six categories, among which, a Category 1 drug is a new drug that has never been marketed in any country. All of our clinical-stage drug candidates qualify as domestic Category 1 new drugs.

In March 2016, the CFDA promulgated the Work Plan for Reforming the Chemical Medicines Registration Classification System, under which, the registrations of chemical medicines are divided into five categories as follows:

Category 1: Innovative drugs that are not marketed both domestically and abroad. These drugs contain new compounds with clear structures and pharmacological effects and they have clinical value.

Category 2: Modified new drugs that are not marketed both domestically and abroad. With known active components, the drug’s structure, phase, prescription manufacturing process, administration route and indication are optimized and it has obvious clinical advantage.

Category 3: The drugs that are imitated by domestic applicants to original drugs that have been marketed abroad but not domestically. These kinds of drugs are supposed to have the same quality and effects with original drugs. Original drugs are the foremost drugs that are approved to be marketed domestically and /or abroad with complete and full safety and validity data as marketing evidence.

Category 4: The drugs that are imitated by domestic applicants to original drugs that have been marketed domestically. These kinds of drugs are supposed to have the same quality and effects with original drugs.

Category 5: The drugs that have been marketed abroad are applied to be marketed domestically.

The registration of Category 1 or Category 2 drugs above will be subject to the requirements of Domestic New Drug Application under the Provisions for Drug Registration, Domestic Generic Drug Application will be applicable to Category 3 or Category 4 drugs registration, and Imported Drug Application will be applicable to Category 5 drugs registration. The applicants whose registration applications for chemical medicines have been accepted by the CFDA before the date of promulgation of the Work Plan for Reforming the Chemical Medicines Registration Classification System can choose to continue the applications process according to the Provisions for Drug Registration or to comply with the new categories under the Work Plan for Reforming the Chemical Medicines Registration Classification System

According to the Special Examination and Approval Provisions, the CFDA conducts special examination and approval for new drugs registration application when:

(1)	active ingredients and their preparations extracted from plants, animals and minerals, and newly discovered medical materials and their preparations have not been marketed in China;
(2)	the chemical raw material medicines as well as the preparations and biological products thereof haven’t been approved for marketing home and abroad;
(3)	the new drugs are for treating AIDS, malignant tumors and rare diseases, etc., and have obvious advantages in clinic treatment; or
(4)	the new drugs are for treating diseases with no effective methods of treatment.

The Special Examination and Approval Provisions provide that the applicant may file for special examination and approval at the stage of Clinical Trial Application if the drug candidate falls within items (1) or (2), and for drug candidates that fall within items (3) or (4), the application for special examination and approval must be made when filing for production.

The registration of Category 1 or Category 2 drugs above will be subject to the requirements of Domestic New Drug Application under the Provisions for Drug Registration, Domestic Generic Drug Application will be applicable to Category 3 or Category 4 drugs registration, and Imported Drug Application will be applicable to Category 5 drugs registration. The applicants whose registration applications for chemical medicines have been accepted by the CFDA before the date of promulgation of the Reform Plan Regarding the Category of the Registration of Chemical Medicines can choose to continue the applications process according to the Provisions for Drug Registration or to comply with the new categories under the Reform Plan Regarding the Category of the Registration of Chemical Medicines.

We believe that certain of our products fall within items (2) and (3) above. Therefore, we may file an application for special examination and approval at the Clinical Trial Application stage, which may enable us to pursue a more expedited path to approval in China and bring therapies to patients more quickly.

The Advantages of Category 1 New Drugs over Category 5 Drugs

Under the Provisions for Drug Registration and the Work Plan for Reforming the Chemical Medicines Registration Classification System, Category 5 drugs are drugs which have already been marketed abroad by multinational companies, but are not yet approved in China and Category 5 drug registration will be subject to the requirements of the Imported Drug Application. Compared with the application for Category 5 drugs, the application for Category 1 domestic new drugs has a more straight-forward registration pathway. According to the Special Examination and Approval Provisions, where a special examination and approval treatment is granted, the application for clinical trial and manufacturing will be handled with priority and with enhanced communication with the Center for Drug Evaluation of the CFDA, or the CDE, which will establish a working mechanism for communicating with the applicants. If it becomes necessary to revise the clinical trial scheme or make other major alterations during the clinical trial, the applicant may file an application for communication. When an application for communication is approved, the CDE will arrange the communication with the applicant within one month.

In comparison, according to the Provisions for Drug Registration, the registration pathway for Category 5 drugs is complicated and evolving. Category 5 drug applications may be submitted after a company obtains an NDA approval and receive the CPP granted by a major regulatory authority, such as the FDA or the EMA. Multinational companies may need to apply for conducting MRCTs, which means that companies do not have the flexibility to design the clinical trials to fit the Chinese patients and standard-of-care. Category 5 drug candidates may not qualify to benefit from fast track review with priority at the Clinical Trial Application stage. Moreover, a requirement to further conduct local clinical trials can potentially delay market access by several years from its international NDA approval.

Adjustment on the Administration of Imported Drug Registration

On October 10, 2017, the CFDA promulgated the Decision on Adjusting Relevant Matters Concerning the Administration of Imported Drug Registration, effective as of the date of its promulgation, which stipulates that, among others, (1) simultaneous research and application are allowed, meaning that, in the case of a clinical trial concerning a drug subject thereto to be conducted at an international multi-center clinical trial (“IMCCT”) in the PRC, Phase 1 clinical trials of the drug are allowed simultaneously, and the requirement that the drug subject to the clinical trial need to have been previously registered overseas or to have entered a Phase 2 or Phase 3 clinical trial shall not apply, except for preventative biological products; (2) the drug registration procedure is to be optimized, meaning that, upon the completion of a clinical trial at an IMCCT in the PRC, an applicant may directly file a drug registration application; and (3) for a new chemical drug or an innovative therapeutic biological drug for which a clinical trial or market registration is made, in each case as an imported drug, the requirement that such drug has received an overseas license issued by the country or region where the drug’s overseas pharmaceutical manufacturer is located shall not apply.

Changes to the Review and Approval Process

In August 2015, the State Council issued a statement, Opinions on Reforming the Review and Approval Process for Pharmaceutical Products and Medical Devices, which contained several potential policy changes that could benefit the pharmaceutical industry:

•

A plan to accelerate innovative drug approval with a special review and approval process, with a focus on areas of high unmet medical needs, including drugs for HIV, cancer, serious infectious diseases, orphan diseases and drugs on national priority lists.

•	A plan to adopt a policy which would allow companies to act as the marketing authorization holder and to hire contract manufacturing organizations to produce drug products.

•

A plan to improve the review and approval of clinical trials, and to allow companies to conduct clinical trials at the same time as they are in other countries and encourage local clinical trial organizations to participate in international multi-center clinical trials.

In November 2015, the CFDA released the Circular Concerning Several Policies on Drug Registration Review and Approval, which further clarified the following policies potentially simplifying and accelerating the approval process of clinical trials:

•

A one-time umbrella approval procedure allowing approval of all phases of a new drug’s clinical trials at once, rather than the current phase-by-phase approval procedure, will be adopted for new drugs’ clinical trial applications.

•

A fast track drug registration or clinical trial approval pathway will be available for the following applications: (1) registration of innovative new drugs treating HIV, cancer, serious infectious diseases and orphan diseases; (2) registration of pediatric drugs; (3) registration of geriatric drugs and drugs treating China-prevalent diseases; (4) registration of drugs sponsored by national science and technology grants; (5) registration of innovative drugs using advanced technology, using innovative treatment methods, or having distinctive clinical benefits; (6) registration of foreign innovative drugs to be manufactured locally in China; (7) concurrent applications for new drug clinical trials which are already approved in the U.S. or European Union, or concurrent drug registration applications for drugs which have applied for marketing authorization and passed onsite inspections in the U.S. or European Union and are manufactured using the same production line in China; and (8) clinical trial applications for drugs with urgent clinical need and patent expiry within three years, and marketing authorization applications for drugs with urgent clinical need and patent expiry within one year.

In March 2016, the CFDA issued the Interim Provisions on the Procedures for Drug Clinical Trial Data Verification that provides procedural rules for CFDA’s on-site verification of clinical data before drug approvals.

Also in February 2016, the CFDA published the Opinions on Implementing a Prioritized Review System to Avoid Drug Review Backlogs, which introduces a prioritized review and approval pathway to clinical trial applications and registration applications of certain drugs as part of CFDA’s ongoing reform of its current drug review and approval system.

The CFDA issued the Procedures for Priority Examination and Approval of Medical Devices, or the Procedures on October 25, 2016, which shall come into effect on January 1, 2017. The Procedures, composed of 17 articles, specify that the priority in examination and approval shall be given, in relation to the applications of registering Class-III domestic, or Class-II and Class-III imported medical devices, when those applications fall within such categories as diagnosis or treatment of rare disease or malignant tumor with significant clinical advantage. According to the Procedures, the medical device technical evaluation center of the CFDA will tentatively decide on the applicants applying for their project given priority examination and approval, names of their products and the reception numbers and disclose such information on its website for a period of no less than five working days. The Procedures provide that for projects given priority in examination and approval, the medical device technical evaluation center shall communicate with applicants in an active way as required by applicable provisions in the course of evaluating relevant technologies, and may arrange for special talks when necessary; food and drug administrative departments at provincial level shall take the review of the registered quality management system of medical devices as priority; and the CFDA will prioritize their administrative examination and approval.

PRC Enterprise Income Tax Law and Its Implementation

The PRC Enterprise Income Tax Law, or EIT Law, and its implementation rules provide that from January 1, 2008, a uniform income tax rate of 25% is applied equally to domestic enterprises as well as foreign investment enterprises, and permit certain High and New Technologies Enterprises, or HNTEs, to enjoy preferential enterprise income tax rates subject to these HNTEs meeting certain qualification criteria.

The EIT Law and its implementation rules provide that a withholding tax at the rate of 10% is applicable to dividends and other distributions payable by a PRC resident enterprise to investors who are “non-resident enterprises” (that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant dividend or other distribution is not effectively connected with the establishment or place of business). However, pursuant to the Arrangement between the Mainland and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income effective on December 8, 2006, the withholding tax rate for dividends paid by a PRC resident enterprise is 5% if the Hong Kong enterprise owns at least 25% of the capital of the PRC enterprise; otherwise, the dividend withholding tax rate is 10%. According to the Notice of the PRC State Administration of Taxation on Issues relating to the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009 and effective on the same day, the corporate recipient of dividends distributed by PRC enterprises must satisfy the direct ownership thresholds at all times during the 12 consecutive months preceding the receipt of the dividends. The PRC State Administration of Taxation issued the Notice on How to Understand and Identify the Owner of Benefits in the PRC-HK Tax Agreement on October 27, 2009. Pursuant to these regulations and the Administrative

Measures for Tax Treaty Treatment for Non-Resident Taxpayers promulgated by the PRC State Administration of Taxation in August, 2015, non-resident enterprises are required to file information sheets to the competent tax authorities in order to enjoy the favorable treatments under the treaties. However, the relevant tax authorities may check and verify at their discretion, and if a company is deemed to be a pass-through entity rather than a qualified owner of benefits, it cannot enjoy the favorable tax treatments provided in the tax arrangement. In addition, if transactions or arrangements are deemed by the relevant tax authorities to be entered into mainly for the purpose of enjoying favorable tax treatments under the tax arrangement, such favorable tax treatments may be subject to adjustment by the relevant tax authorities in the future.

On July 27, 2011, the Ministry of Finance, the General Administration of Customs, and the State Administration of Taxation issued the Notice on the Relevant Tax Policies for the Implementation of the Strategy of Extensive Development of the Western Regions, under which from January 1, 2011 to December 31, 2020, a reduced enterprise income tax rate of 15% is applicable to the enterprises set up in the western regions as designated by the relevant PRC regulations with their main business in the encouraged industries. The encouraged industries are those listed in the Catalog of Encouraged Industries in the Western Regions as promulgated by NDRC. To qualify for the reduced tax rate, an enterprise must derive 70 percent or more of its revenue from the business listed in the Catalog of Encouraged Industries in the Western Regions.

Regulations Relating to Business Tax and Value-added Tax

Pursuant to the Temporary Regulations on Business Tax, which were promulgated by the State Council on December 13, 1993 and effective on January 1, 1994, as amended on November 10, 2008 and effective January 1, 2009, any entity or individual conducting business in a service industry is generally required to pay business tax at the rate of 5% on the revenues generated from providing such services.

In November 2011, the Ministry of Finance and the State Administration of Taxation, or SAT, promulgated the Pilot Plan for Imposition of Value-Added Tax to Replace Business Tax, or the Pilot Plan. Since January 2012, the SAT has been implementing the Pilot Plan, which imposes value-added tax, or VAT, in lieu of business tax for certain industries in Shanghai. The Pilot Plan was expanded to other regions, including Beijing, in September 2012, and was further expanded nationwide beginning August 1, 2013. VAT is applicable at a rate of 6% in lieu of business taxes for certain services and 17% for the sale of goods and provision of tangible property lease services. VAT payable on goods sold or taxable services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the input VAT for the period. In March 2016, the Ministry of Finance and SAT jointly issued the Notice on Adjustment of Transfer Business Tax to Value Added Tax effective from May 2016, according to which PRC tax authorities have started imposing VAT on revenues from various service sectors, including real estate, construction, financial services and insurance, as well as other lifestyle service sectors, replacing the business tax.

Four Phases of Clinical Trials

A clinical development program consists of Phases 1, 2, 3 and 4. Phase 1 refers to the initial clinical pharmacology and safety evaluation studies in humans. Phase 2 refers to the preliminary evaluation of a drug candidate’s therapeutic effectiveness and safety for particular indication(s) in patients, provide evidence and support for the design of Phase 3 clinical trial, and settle the administrative dose regimen. Phase 3 refers to clinical trials undertaken to confirm the therapeutic effectiveness of a drug. Phase 3 is used to further verify the drug’s therapeutic effectiveness and safety on patients with target indication(s), to evaluate overall benefit-risk relationships of the drug, and ultimately to provide sufficient evidence for the review of drug registration application. Phase 4 refers to a new drug’s post-marketing study to assess therapeutic effectiveness and adverse reactions when the drug is widely used, to evaluate overall benefit-risk relationships of the drug when used among general population or specific groups, and to adjust the administration dose, etc.

New Drug Application

When Phase 1, 2 and 3 of the clinical trials have been completed, the applicant must apply to the CFDA for approval of a new drug application. The CFDA then determines whether to approve the application according to the comprehensive evaluation opinion provided by the CDE of the CFDA. We must obtain approval of a new drug application before our drugs can be manufactured and sold in the PRC market.

Good Manufacturing Practice

All facilities and techniques used in the manufacture of products for clinical use or for sale in the PRC must be operated in conformity with cGMP guidelines as established by the CFDA. Failure to comply with applicable requirements could result in the termination of manufacturing and significant fines.

Animal Test Permits

According to Regulations for the Administration of Affairs Concerning Experimental Animals promulgated by the State Science and Technology Commission in November 1988, as revised in January 2011 and July 2013, and Administrative Measures on the Certificate for Animal Experimentation promulgated by the State Science and Technology Commission and other regulatory authorities in January 2001, performing experimentation on animals requires a Certificate for Use of Laboratory Animals. Applicants must satisfy the following conditions:

•	Laboratory animals must be qualified and sourced from institutions that have Certificates for Production of Laboratory Animals;
•	The environment and facilities for the animals’ living and propagating must meet state requirements;
•	The animals’ feed and water must meet state requirements;
•	The animals’ feeding and experimentation must be conducted by professionals, specialized and skilled workers, or other trained personnel;
•	The management systems must be effective and efficient; and
•	The applicable entity must follow other requirements as stipulated by the PRC laws and regulations.

We obtained a Certificate for Use of Laboratory Animals in 2012 regarding the scope of rats and mice.

Regulations Relating to Intellectual Property Rights

Patent

Pursuant to the Patent Law of the PRC and its implementation rules, patents in the PRC fall into three categories, namely invention patent, utility model and design patent. Invention patent refers to a new technical solution proposed in respect of a product, method or its improvement; utility model refers to a new technical solution that is practicable for application and proposed in respect of the shape, structure or a combination of both of a product; and design patent refers to the new design of a certain product in shape, pattern or a combination of both and in color, shape and pattern combinations aesthetically suitable for industrial application. Under the Patent Law of the PRC, the term of patent protection starts from the date the patent was filed. Patents relating to inventions are effective for twenty years from the initial date the patent application was filed, and the term for utility model and designed patents is ten years from the initial date the patent application was filed. The Patent Law of the PRC adopts the principle of “first to file,” which means where more than one person files a patent application for the same invention, a patent will be granted to the person who first filed the application.

Existing patents can become invalid or unenforceable due to a number of factors, including known or unknown prior art, deficiencies in patent application and lack of novelty in technology. In the PRC, a patent must have novelty, innovation and practical application. Under the Patent Law of PRC, novelty means that before a patent application is filed, no identical invention or utility model has been publicly disclosed in any publication in the PRC or abroad or has been publicly used or made known to the public by any other means, whether in or outside of China, nor has any other person filed with the patent authority an application that describes an identical invention or utility model and is published after the filing date. Patents in the PRC are filed with the State Intellectual Property Office, or SIPO. Normally, the SIPO publishes an application for a pharmaceutical invention 18 months after the application is filed, which may be shortened upon request by the applicant. The applicant must apply to the SIPO for a substantive examination within three years from the date the application is filed.

Article 20 of the Patent Law of the PRC provides that, for an invention or utility model completed in China, any applicant (not just Chinese companies and individuals), before filing a patent application outside of China, must first submit it to the SIPO for a confidential examination. Failure to comply with this requirement will result in the denial of any Chinese patent for the subject invention. This added requirement of confidential examination by the SIPO has raised concerns by foreign companies who conduct research and development activities in the PRC or outsource research and development activities to service providers in the PRC.

Patent Enforcement

Unauthorized use of patents without consent from owners of patents, forgery of the patents belonging to other persons, or engagement in other infringement acts against patent rights, will subject the infringers to tortious liabilities. Serious offences may be subject to criminal penalties.

When a dispute arises as a result of infringement of the patent owner’s patent right, PRC law requires that the parties first attempt to settle the dispute through consultation between them. However, if the dispute cannot be settled through consultation, the patent owner, or an interested party who believes the patent is being infringed, may either file a civil legal suit or file an administrative complaint with the relevant patent administration authority under the SIPO. A PRC court may issue a preliminary injunction upon the patent owner’s or an interested party’s request before instituting any legal proceedings or during the proceedings. Damages for infringement are calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be determined by using a reasonable multiple of the license fee under a contractual license. As in other jurisdictions, with one notable exception, the patent owner in the PRC has the burden of proving that the patent is being infringed. However, if the owner of a manufacturing process patent alleges infringement of its patent, the alleged infringer has the burden of proving that it has not infringed. To our knowledge, there are no disputes as to our infringement of any third party’s patent.

Medical Patent Compulsory License

According to the Patent Law of the PRC, the SIPO may grant a compulsory license for manufacturing patented drugs and exporting them to countries or regions covered under relevant international treaties to which the People’s Republic of China has acceded.

Exemptions for Unlicensed Manufacture, Use and Import of Patented Drugs

According to the Patent Law of the PRC, any person may manufacture, use or import patented drugs for the purpose of providing information required for administrative examination and approval without authorization granted by the patent owner.

Trade Secrets

According to the Anti-Unfair Competition Law of the PRC, the term “trade secrets” refers to technical information and business information that is unknown to the public, that has utility and may create business interest or profit for its legal owners or holders, and that is maintained as a secret by its legal owners or holders.

Under this law, business persons are prohibited from employing the following methods to infringe trade secrets: (1) obtaining the trade secrets from the legal owners or holders by any unfair methods such as stealing, solicitation or coercion; (2) disclosing, using or permitting others to use the trade secrets obtained illegally under item (1) above; or (3) disclosing, using or permitting others to use the trade secrets, in violation of any contractual agreements or any requirements of the legal owners or holders to keep such trade secrets in confidence. If a third party knows or should have known of the above-mentioned illegal conduct but nevertheless obtains, uses or discloses trade secrets of others, the third party may be deemed to have committed a misappropriation of the others’ trade secrets. The parties whose trade secrets are being misappropriated may petition for administrative corrections, and regulatory authorities may stop any illegal activities and fine infringing parties in the amount of RMB 10,000—200,000. Alternatively, persons whose trade secrets are being misappropriated may file lawsuits in a PRC court for loss and damages caused by the misappropriation.

The measures to protect trade secrets include oral or written agreements or other reasonable measures to require the employees of, or persons in business contact with, legal owners or holders to keep trade secrets confidential. Once the legal owners or holders have asked others to keep trade secrets confidential and have adopted reasonable protection measures, the requested persons bear the responsibility for keeping the trade secrets confidential.

Recently Issued Policies on the Protection of Intellectual Property Rights

On November 4, 2016, the Central Committee of the Communist Party of China and the State Council jointly issued a Guideline on Improving the Property Rights Protection System and Providing Law-based Protection to Property Rights (the “Guideline”), effective on the date of its release. The Guideline proposes that the country will provide equal, comprehensive and law-based protection to all kinds of property rights and requires that the punishment of intellectual property rights violations should be strengthened and the limits on compensation for violating intellectual property rights laws should be increased. In addition, the Guideline proposes to explore the establishment of infringement punitive compensation system for such intellectual property rights as patent and copyright, including allowing for punitive damages for serious malicious tort. The Guideline also stipulates to perfect the foreign-related intellectual property rights enforcement mechanism, and strengthen the international cooperation in criminal case enforcement and investigation in foreign-related intellectual property crimes. On November 28, 2016, the Supreme People’s Court released the Implementation Opinions on Appropriately and Lawfully Handling Long-standing Historical Property Rights Cases and the Opinions on Giving Full Play to Judicial Functions to Enhance Judicial Protection of Property Rights (the “Opinions”), effective on the date of their releases. The Opinions stipulate that, among others, efforts shall be made to crack down on intellectual property rights infringement and crimes in accordance with relevant laws and regulations, provide stronger judicial protection to intellectual property rights, introduce judicial interpretations and guiding cases in due time, promote the lawful application of the punitive compensation system, and impose severer punishments on chain-type and industrialized crimes against intellectual property rights.

Regulations Relating to Environmental Protection

China has adopted extensive environmental laws and regulations with national and local standards for emissions control, discharge of waste water and storage and transportation, treatment and disposal of waste materials. At the national level, the relevant environmental protection laws and regulations include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Air Pollution, the PRC Law on the Prevention and Control of Water Pollution, the PRC Law on the Promotion of Clean Production, the PRC Law on the Prevention and Control of Noise Pollution, the PRC Law on the Prevention and Control of Solid Waste Pollution, the PRC Recycling Economy Promotion Law, the PRC Law on Environmental Impact Assessment, the Administrative Regulations on the Levy and Use of Discharge Fees and the Measures for the Administration of the Charging Rates for Pollutant Discharge Fees. In recent years, the PRC Government has introduced a series of new policies designed to generally promote the protection of the environment. For instance, on November 10, 2016, the General Office of the State Council has released the Implementing Plan for the Permit System for Controlling the Discharge of Pollutants (the “Plan”). The Plan proposes the need of instituting a system for enterprises and public institutions to control their respective total amount of pollutants discharged, which shall be connected with the environmental impact assessment system organically. The Plan also stipulates that it is necessary to regulate the orderly issuance of pollutant discharge permits, to make a name list to manage the permission of pollutant discharge, to promote the administration of such permission system per industry, and to impose severer administration and control over enterprises and public institutions located at such places where environment quality fails to reach relevant standards. Furthermore, the Plan requires that a national pollutant discharge permit management information platform shall be established by 2017 to strengthen the information disclosure and social supervision.

Regulations Relating to Foreign Exchange and Dividend Distribution

Foreign Exchange Regulation

The Foreign Exchange Administration Regulations, most recently amended in August 2008, are the principal regulations governing foreign currency exchange in China. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. In contrast, approval from or registration with appropriate government authorities is required when Renminbi is to be converted into a foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans.

In August 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency-registered capital into Renminbi by restricting how the converted Renminbi may be used. In addition, SAFE promulgated Notice on Issues concerning Further Clarifying and Regulating the Foreign Exchange Administration under Some Capital Accounts, or Circular 45, on November 9, 2011 to clarify the application of SAFE Circular 142. Under SAFE Circular 142 and Circular 45, Renminbi capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the Renminbi capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such Renminbi capital may not be changed without SAFE’s approval, and such Renminbi capital may not, in any case, be used to repay Renminbi loans whose proceeds were not used. Furthermore, SAFE promulgated Notice on Issues Concerning Strengthening Administration of Foreign Exchange Services in November 2010, which tightens the regulation over settlement of net proceeds from overseas offerings, such as our initial public offering, and requires, among other things, the authenticity of settlement of net proceeds from offshore offerings to be closely examined and the net proceeds to be settled in the manner described in our prospectus or otherwise approved by our board of directors. Violations of these SAFE regulations may result in severe monetary or other penalties, including confiscation of earnings derived from such violation activities, a fine of up to 30% of the RMB funds converted from the foreign invested funds or in the case of a severe violation, a fine ranging from 30% to 100% of the Renminbi funds converted from the foreign-invested funds.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, which substantially amends and simplifies the current foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of Renminbi proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not previously possible. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by the SAFE or its local branches over direct investment by foreign investors in the PRC will be conducted by way of registration, and banks must process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

Under the Circular of the SAFE on Further Improving and Adjusting the Policies for Foreign Exchange Administration under Capital Accounts promulgated by the SAFE on January 10, 2014 and effective from February 10, 2014, administration over the outflow of the profits by domestic institutions has been further simplified. In principle, a bank is no longer required to examine transaction documents when handling the outflow of profits of no more than the equivalent of $50,000 by a domestic institution. When handling the outflow of profits exceeding the equivalent of $50,000, the bank, in principle, is no longer required to examine the financial audit report and capital verification report of the domestic institution, provided that it must examine, according to the principle of transaction authenticity, the profit distribution resolution of the board of directors (or the profit distribution resolution of the partners) relating to this profit outflow and the original copy of its tax record-filing form. After each profit outflow, the bank must affix its seal to and endorsements on the original copy of the relevant tax record-filing form to indicate the actual amount of the profit outflow and the date of the outflow.

On March 30, 2015, SAFE promulgated the Circular on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or SAFE Circular 19, which became effective on June 1, 2015. According to SAFE Circular 19, the foreign exchange capital of foreign-invested enterprises may be settled on a discretionary basis, meaning that the foreign exchange capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution has been confirmed by the local foreign exchange bureau (or the book-entry registration of monetary contribution by the banks) can be settled at the banks based on the actual operational needs of the foreign-invested enterprise. The proportion of such discretionary settlement is temporarily determined as 100%. The Renminbi converted from the foreign exchange capital will be kept in a designated account, and if a foreign-invested enterprise needs to make further payment from such account, it still must provide supporting documents and go through the review process with the banks.

Furthermore, SAFE Circular 19 stipulates that the use of capital by foreign-invested enterprises must adhere to the principles of authenticity and self-use within the business scope of enterprises. The capital of a foreign-invested enterprise and capital in RMB obtained by the foreign-invested enterprise from foreign exchange settlement must not be used for the following purposes:

1.	directly or indirectly used for the payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations;
2.	directly or indirectly used for investment in securities, unless otherwise provided by relevant laws and regulations;
3.

directly or indirectly used for granting the entrusted loans in RMB, unless permitted by the scope of business, repaying the inter-enterprise borrowing (including advances by the third party), or repaying the bank loans in RMB that have been sub-lent to the third party; and/or

4.	paying the expenses related to the purchase of real estate that is not for self-use, except for the foreign-invested real estate enterprises.

On June 9, 2016, SAFE issued the Notice to Reform and Regulate the Administration Policies of Foreign Exchange Capital Settlement to further reform foreign exchange capital settlement nationwide.

Our PRC subsidiaries’ distributions to the offshore parent and carrying out cross-border foreign exchange activities shall comply with the various SAFE registration requirements described above.

Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the People’s Bank of China on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, commonly known as SAFE Circular 7, or Share Option Rules, issued by the SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (1) register with the SAFE or its local branches; (2) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants; and (3) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers. We have made and will to continue to make efforts to comply with these requirements since the completion of our initial public offering in June 2017.

In addition, the State Administration of Taxation has issued certain circulars concerning employee share options or restricted shares, including the Circular of the State Administration of Taxation on Issues Concerning Individual Income Tax in Relation to Share Options, promulgated in August 2009. Under these circulars, the employees working in the PRC who exercise share options or are granted restricted shares will be subject to PRC individual income tax. The PRC subsidiaries of such overseas listed companies have obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If the employees fail to pay or the PRC subsidiaries fail to withhold their income taxes in accordance with relevant laws and regulations, the PRC subsidiaries may face fines or sanctions imposed by tax authorities or other PRC government authorities.

Regulation of Dividend Distribution

The principal laws, rules and regulations governing dividend distribution by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Cooperative Joint Venture Law and its implementation regulations and the Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to allocate at least 10% of their respective accumulated after-tax profits each year, if any, to fund certain capital reserve funds until the aggregate amount of these reserve funds have reached 50% of the registered capital of the enterprises. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

Labor Laws and Social Insurance

Pursuant to the PRC Labor Law and the PRC Labor Contract Law, employers must execute written labor contracts with full-time employees. All employers must comply with local minimum wage standards. Violations of the PRC Labor Contract Law and the PRC Labor Law may result in the imposition of fines and other administrative and criminal liability in the case of serious violations.

In addition, according to the PRC Social Insurance Law, employers like our PRC subsidiaries in China must provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance, and housing funds.

Rest of the World Regulation

For other countries outside of the United States and the PRC, the requirements governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country. In all cases the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles having their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of December 31, 2017, we had 471 full-time employees and 6 part-time employees. Of these, 186 are engaged in full-time research and development and laboratory operations, 184 are engaged in manufacturing activities and 101 are engaged in full-time selling, general and administrative functions. As of December 31, 2017, 41% of our personnel were located in the U.S. and 59% were located in Asia. We have also engaged and may continue to engage independent consultants and contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment related work stoppages, and we consider our relations with our employees to be good.

Financial Information

We manage our operations and allocate resources in line with our three distinct reportable segments. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2017, 2016, and 2015 and our total assets as of December 31, 2017 and 2016, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

Corporate Information

We were originally formed under the laws of the state of Delaware in November 2003 under the name Kinex Pharmaceuticals, LLC. In December 2012, we converted from a limited liability company to a Delaware corporation, Kinex Pharmaceuticals, Inc. In August 2015, we amended and restated our certificate of incorporation to change our name to Athenex, Inc. Our principal executive offices are located at 1001 Main Street, Suite 600, Buffalo, NY 14203, and our telephone number is (716) 427-2950. Our website address is www.athenex.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission (SEC). Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investor Relations” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risk factors, as well as the other information in this report, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition and results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

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

We incurred net losses in 2017, 2016 and 2015 and anticipate that we will continue to incur net losses for the foreseeable future.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront costs and expenses and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. Since our formation, the company has relied on a combination of private securities offerings, public-private partnerships, the issuance of convertible notes and public grants to fund our operations. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We have not generated substantial revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we incurred losses in 2017, 2016 and 2015. For the years ended December 31, 2017, 2016 and 2015, we reported net losses of $131.2 million, $87.9 million and $50.7 million, respectively, and had an accumulated deficit of $326.3 million as of December 31, 2017. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

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

We expect our research and development expenses to continue to be significant in connection with our continued investment in our drug candidates and our ongoing and planned clinical trials for our drug candidates. Furthermore, if we obtain regulatory approval for our drug candidates, we expect to incur increased selling, general and administrative expenses. In addition, as a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows from operations for the foreseeable future. These losses have had and will continue to have a material adverse effect on our stockholders’ equity, financial position, cash flows and working capital.

Our ability to continue as a going concern will require us to obtain additional financing to fund our current operations, which may be unavailable on acceptable terms, or at all.

Our recurring losses from operations and our current operating plans raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional financing to fund our current operating plans. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our current operating plans through at least the end of 2018. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and drug development programs or commercialization efforts.

We currently do not generate substantial revenue from product sales and may never become profitable.

Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of, and obtain the necessary regulatory approvals for, our proprietary drug candidates, as we currently only have commercialized our API products, such including paclitaxel and docetaxel, and specialty products, such as medical testing kits. Our product sales of API totaled $15.4 million, $15.3 million and $ 9.2 million in the years ended December 31, 2017, 2016 and 2015, respectively. Our specialty products launched in March 2017 and sales reached a total of $17.2 million for the year ended December 31, 2017. We expect to continue to incur substantial and increasing losses through the projected development and commercialization of our drug candidates. None of our proprietary drug candidates have been approved for marketing in the U.S., China or any other jurisdiction, and they may never receive such approval. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our proprietary drug candidates, obtain necessary regulatory approvals, and have our proprietary drugs manufactured and successfully marketed.

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

•	compliantly launch and commercialize proprietary drug candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
•	obtain market acceptance of our proprietary drug candidates and their routes of administration as viable treatment options;
•	obtain adequate coverage and reimbursement for our proprietary drug candidates from government (including U.S. federal healthcare programs) and private payors;
•	identify, assess, acquire and/or develop new proprietary drug candidates;
•	address any competing technological and market developments;
•	negotiate and maintain favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	ability to successfully commercialize our 503B outsourcing facility products and U.S. specialty pharmaceutical products;
•	ability to further develop our API business; and
•	attract, hire and retain qualified personnel.

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

Our ability to become and remain profitable depends on our ability to generate revenue. Even if we are able to generate revenue from the sale of our drug candidates and API we manufacture for others, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business or continue our operations. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our drug candidates.

We have financed our operations with a combination of private securities offerings, public-private partnerships, issuance of convertible notes and public grants. Through February 28, 2018, we have been funded from over $250.0 million in private financings and $132.3 million in our public offerings. In addition, we have entered into public-private partnerships with an estimated aggregate value of $375.0 million. Our drug candidates will require the completion of regulatory review, significant sales and marketing efforts and substantial investment before they can provide us with any product sales revenue.

Our operations have consumed substantial amounts of cash since inception. The net cash used for our operating activities was $81.5 million, $47.9 million and $33.8 million for the years ended December 31, 2017, 2016 and 2015 respectively. We expect to continue to spend substantial amounts on advancing the clinical development of our proprietary drug candidates, and launching and commercializing any proprietary drug candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets.

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

•	our ability to secure adequate coverage and reimbursement for our proprietary drug candidates from government (including U.S. federal health care programs) and private payors;
•	the number and characteristics of drug candidates that we may in-license and develop;
•	our ability to successfully and compliantly launch and commercialize our drug candidates;
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

Until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, debt financings, collaborations and strategic alliances. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our common stock being quoted on The Nasdaq Global Select Market or upon obtaining shareholder approval to issue a sufficient number of shares of our common stock. There can be no assurance that we will be able to satisfy the criteria for continued listing on The Nasdaq Global Select Market or that we will be able to obtain shareholder approval of such stock issuances if it is necessary. If adequate funds are not available to us on acceptable terms, or at all, we may be required to delay or reduce the scope of, or eliminate, one or more of our research or development programs or our commercialization efforts. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or to grant licenses on terms that may not be favorable to us.

We believe that our existing cash and cash equivalents and short-term investments will not be sufficient to enable us to complete all necessary development or commercially launch our proprietary drug candidates. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our inability to obtain additional funding when needed could seriously harm our business.

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

Certain of our executive officers and employees have received grants of stock options and shares of restricted stock, which vest over time. Under certain circumstances, such vesting may be accelerated. The accelerated vesting of stock options and shares of restricted stock could result in dilution to our existing stockholders and lower the market price of our common stock.

An impairment of goodwill could have a material adverse effect on our results of operations.

Acquisitions frequently result in the recording of goodwill and other intangible assets. As of December 31, 2017, goodwill represented $37.8 million, or 26.9% of our total assets, primarily as a result of our acquisitions of QuaDPharma, LLC, or QuaDPharma, Comprehensive Drug Enterprises Limited, or CDE, and Polymed Therapeutics, Inc. and Chongqing Taihao Pharmaceutical Co Ltd, collectively Polymed. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions, among other factors. The recoverability of goodwill is evaluated at least annually or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value.

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

We have incurred operating losses that are treated as taxable losses for U.S. federal income tax purposes. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ownership change (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that we have experienced an ownership change in the past, which may affect our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of this offering or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2017, we had federal net operating loss carryforwards of approximately $196.6 million that could be limited by our past and any future ownership change, which could have an adverse effect on our future results of operations. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income.

Risks Related to Clinical Development of Our Proprietary Drug Candidates

We depend substantially on the success of our proprietary drug candidates, which are in pre-clinical and clinical development.

As of the date of this Annual Report, we had a total of more than 40 planned, ongoing and completed clinical trials for our drug candidates, including a Phase 2 and two Phase 3 clinical trials for KX-01 ointment and a Phase 3 clinical trial for Oraxol. Our business and the ability to generate revenue related to product sales from our proprietary drug candidates will depend on the successful development, regulatory approval and commercialization for the treatment of patients with our drug candidates, which are still in development, and other drugs we may develop. Clinical development is a lengthy and expensive process with an uncertain outcome. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. In the case of any trials we conduct, results have in the past, and may in the future, fail to meet the desired safety and efficacy endpoints, or differ from earlier trials due to the larger number of clinical trial sites and additional countries and populations involved in such trials. We have invested a significant portion of our efforts and financial resources in the development of our existing drug candidates. The success of our proprietary drug candidates will depend on several factors, including:

•	successful enrollment in, and completion of, clinical studies;
•	receipt of regulatory approvals from the FDA, CFDA and other regulatory authorities for our drug candidates;
•	establishing commercial manufacturing capabilities, either by using our own facilities or making arrangements with third-party manufacturers;
•	conducting our clinical trials compliantly and efficiently, and in many cases, relying on third parties to do so;
•	obtaining, maintaining and protecting our rights in our intellectual property, including patent, trade secrets, know-how and regulatory exclusivity;
•	ensuring we do not infringe, misappropriate or otherwise violate the patent, trade secret or other intellectual property rights of third parties;
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

Our drug candidates could fail to receive regulatory approval from the FDA, CFDA or another regulatory authority for many reasons, including:

•	disagreement with the design or implementation of our clinical trials;
•	failure to demonstrate that a drug candidate is safe and effective for its proposed indication;
•	failure of clinical trial results to meet the level of statistical significance required for approval;
•	failure to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
•	disagreement with our interpretation of data from preclinical studies or clinical trials;
•

the insufficiency of data collected from clinical trials of our drug candidates to support the submission and filing of a new drug application, or NDA, or other submission or to obtain regulatory approval;

•

the FDA, CFDA or another regulatory authority’s finding of deficiencies related to the product, manufacturing processes or facilities of ours or of third-party manufacturers with whom we contract for clinical and commercial supplies; and

•	changes in approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA, CFDA or a regulatory authority in another jurisdiction may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that is not desirable for the successful commercialization of that drug candidate. In addition, if our drug candidate produces undesirable side effects or safety issues, the FDA may require the establishment of Risk Evaluation Mitigation Strategy, or REMS, or the CFDA or a regulatory authority may require the establishment of a similar strategy, that may, for instance, restrict distribution of our drug candidates and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects of our drug candidates.

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

We may be unable to complete development of our drug candidates on schedule, if at all. The completion of the studies for our drug candidates will require funding beyond our current resources. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of our drug candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our drug candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our drug candidates are time consuming and expensive and together take several years or more to complete. For example, our current lead product candidate, Oraxol, currently in Phase 3 clinical trials, has been in development since 2011. Delays in clinical trials, regulatory approvals or rejections of applications for regulatory approval in the U.S., Taiwan, New Zealand, China or other jurisdictions may result from many factors, including:

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

According to the Provisions for Drug Registration and the Reform Plan Regarding the Category of the Registration of Chemical Medicines promulgated by the CFDA, the registrations of chemical medicines in China are divided into five categories, among which, Category 1 means the registration of innovative drugs that are not marketed either domestically or abroad, and Category 5 for the registration of drugs that have been marketed abroad and are being registered for marketing in the PRC for the first time. Our drug candidates are all new therapeutic agents and we have built both research and development, clinical trial capacities, and commercial manufacturing facilities in China. As a result, we expect all of our current drug candidates to fall within the Category 1 application process, but cannot be sure we will be granted or be able to maintain Category 1 designation. We believe the local drug registration pathway, Category 1, is a faster and more efficient path to obtain approval in the Chinese market than the drug registration pathway for imported drugs under Category 5. Category 5 drug candidates may not qualify to benefit from fast track review with priority at the Clinical Trial Application stage. Category 1 drugs receive special examination and approval treatment. The advantages of such treatment include a separate pathway for Category 1 application to queue up for examination by the Center for Drug Evaluation of the CFDA, or the CDE, and a working mechanism for communication with the applicants for discussion of relevant technical issues. The applications for Category 1 drugs are handled with higher priority and enhanced communications with the CDE. Compared with Category 5 drugs, Category 1 drugs are qualified to apply for special examination and approval at both the Clinical Trial Application stage and the production registration application stage. If the special examination and approval are granted at the Clinical Trial Application stage, such treatment will apply to the production registration application stage without further approval. During the Clinical Trial Application stage, reduction or exemption of clinical trial may be available if Category 1 drugs are for orphan diseases or other special diseases. The advantages also include, by providing priority resources, shortening time limits to review and exam applications of Category 1 drugs’ clinical trials and of production registration, and to handle document submission and approval process. We cannot be sure that the CFDA will grant such priority treatment to any of our drugs candidates. Please see “Business—Government Regulation and Product Approval—PRC Government Regulation.”

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

Undesirable adverse events caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, CFDA or another regulatory authority. Results of our trials could reveal a high and unacceptable severity or prevalence of adverse events. In such an event, our trials could be suspended or terminated and the FDA, CFDA or other regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates for any or all targeted indications. Drug-related adverse events could affect patient recruitment or the ability of enrolled subjects to complete the trial, and could result in potential product liability claims. Any of these occurrences may significantly harm our reputation, business, financial condition and prospects.

In our clinical studies to date, we have observed the following serious adverse effects that were deemed to be possibly, likely or definitely related to each of our product candidates:

•

Oraxol - severe neutropenia, febrile neutropenia, sepsis, septic shock, altered state of consciousness, hypokalemia and cardiac arrest, dehydration, pneumonia, death, nausea, vomiting, diarrhea, fatigue, anorexia, acute gastroenteritis;

•	Oratecan - diarrhea, rash, gastrointestinal hemorrhage, vomiting, nausea, asthenia, neutropenia, anorexia, increased alanine aminotransferase, increased aspartate aminotransferase and enteritis;

•

KX-01 oral - allergic reaction, bacteremia, rash, syncope, dermatitis, neutropenic fever, hyponatremia, failure to thrive, hypersensitivity, lower extremity edema, mucositis, neutropenia, pancytopenia, thrombocytopenia, seizure and motor vehicle accident, embolic stroke, pneumonitis, fever, acute kidney injury, increased bilirubin and albumin levels, decreased blood platelet count, abdominal pain, arm pain, pyrexia, rigors, tachypenea, oxygen desaturation pneumonia, anemia, elevated ALT and AST, dehydration and leukopenia; and

•	KX-02 - embolism.

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

We may seek Orphan Drug Designation for some of our drug candidates, and we may be unsuccessful.

We have received Orphan Drug Designation from the FDA for our KX-02 proprietary product candidate for treatment of glioma. As part of our business strategy, we may seek Orphan Drug Designation for our product candidates and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs or medicines, respectively. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S.

Generally, if a drug with an Orphan Drug Designation subsequently receives the first regulatory approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication during the period of exclusivity, with certain limited exceptions. Orphan designations for medicines in Europe also benefit from incentives such as reduced fees and protocol assistance. The applicable post-approval exclusivity period is seven years in the U.S. and 10 years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug Exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain Orphan Drug Exclusivity for a drug candidate, exclusivity may not effectively protect the drug candidate from competition because different drugs can be approved for the same condition and the same drugs can be approved for a different condition but used off-label for any orphan indication we may obtain. Even after an orphan drug is approved, the FDA may subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

If any of our drug candidates receives regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our drug candidates. In addition, physicians, patients and third-party payors may prefer other novel products to ours, and we may experience difficulties gaining acceptance for our orally administered drug candidates. We are also subject to regulatory restrictions on how we market our drug candidates. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product sales revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the clinical indications for which our drug candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our drug candidates as a safe and effective treatment;
•	the potential and perceived advantages of our drug candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA, CFDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA, CFDA or other regulatory authorities;
•	the timing of market introduction of our drug candidates as well as competitive drugs;
•	the cost of treatment in relation to alternative treatments;
•	the amount of upfront costs or training required for physicians to administer our drug candidates;
•	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities (including U.S. federal healthcare programs);

•	the willingness of patients to pay out-of-pocket in the absence of coverage and reimbursement by third-party payors and government authorities;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

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

If our drug candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-marketing information, including both federal and state requirements in the U.S. and requirements of regulatory authorities.

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

Any regulatory approvals that we receive for our drug candidates may be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS program as a condition of approval of one or more of our drug candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, CFDA or a regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMPs and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval.

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

Through our subsidiary, Polymed, we currently market in-vitro diagnostic rapid test kits used in the performance of clinical laboratory tests (limited to drugs of abuse and pregnancy testing in the U.S.) under 510(k) clearance by the FDA pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act. These products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, Premarket Approval, or PMA. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review that decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. In the event we make additional product enhancements to our 510(k)-cleared products, we cannot be assured that the FDA would agree with any of our decisions to not submit 510(k) premarket notifications for these modified devices.

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

If we are unable to establish internal sales, marketing and commercial distribution capabilities for our proprietary drug candidates, we will need to pursue collaborative arrangements for the sales and marketing of our proprietary drugs. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have less control over the marketing and sales efforts of such third parties which may present fraud and abuse and other regulatory considerations, and our revenue from product sales may be lower than if we had commercialized our proprietary drug candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our proprietary drug candidates.

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

Our ability to commercialize any drugs successfully also will depend in part on the extent to which coverage and reimbursement for these drugs and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a drug is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

We cannot be sure that reimbursement will be available for any drug that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any drug for which we obtain regulatory approval. Obtaining reimbursement for our drugs may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any drug candidate that we successfully develop.

In the U.S., no uniform policy of coverage and reimbursement for drugs exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our drugs on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given drug, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our drugs. However, under Medicare Part D—Medicare’s outpatient prescription drug benefit—there are protections in place to ensure coverage and reimbursement for oncology products and all Part D prescription drug plans are required to cover substantially all anti-cancer agents.

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

In the U.S., China and certain other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain regulatory approval.

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

The Affordable Care Act, or ACA, included provisions to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our potential drug candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologics;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program;
•	requirements to report payments and other transfers of value made to physicians or teaching hospitals;
•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, starting in 2013. In January 2013, the American Taxpayer Relief Act of 2012 was enacted, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

We expect that the ACA, as well as other healthcare reform legislative measures that have been since adopted or may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. In particular, we expect that the current presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold. Such reforms could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

We are subject, directly or indirectly, to applicable U.S. federal and state anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and privacy and security laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of our products and any of our product candidates for which we obtain regulatory approval. Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and physician payment transparency laws and regulations. These laws may impact, among other things, our proposed sales and marketing programs as well as any patient support programs we may consider offering. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act which imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid or other third-party payors that are false or fraudulent, including failure to timely return an overpayment received from the federal government or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes referred to as the “HIPAA All-Payor Fraud Prohibition,” prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

•

the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to all payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members unless a specific exclusion applies; and

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback and criminal healthcare fraud statutes. As a result of such amendment, a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

We conduct business operations in regions including the U.S., China, Taiwan and New Zealand, and non-U.S. markets are an important component of our growth strategy. If we fail to obtain licenses or enter into collaboration arrangements with third parties in these markets, or if these parties are not successful, our revenue-generating growth potential will be adversely affected.

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

Formulations prepared and dispensed by compounding pharmacies may contain ingredients found in FDA-approved drugs, and such formulations and the compounding thereof are subject to various FDA regulatory requirements. However, compounded drugs prepared by outsourcing facilities under Section 503B of the FDCA are not themselves approved by the FDA. As a 503B outsourcing facility, our compounded formulations are not subject to the FDA approval process. Certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. For example, the FDA has in the past requested that a number of compounding pharmacies conduct a recall of all non-expired, purportedly sterile drug products and cease sterile compounding operations due to lack of sterility assurance, and additional compounding pharmacies have suspended sterile production or voluntarily recalled certain sterile compounding products after an FDA inspection of the relevant facilities. As a result of this exercise of caution, or due to the absence of FDA approval, though such approval is not required, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these compounded formulations.

In addition, an outsourcing facility must meet certain conditions under Section 503B of the FDCA in order for its compounded products to be exempt from the FDCA’s premarket approval requirements and from the FDCA requirement that products be labeled with adequate directions for use; for example, the drug must be compounded by or under the direct supervision of a licensed pharmacist, in a facility registered pursuant to Section 503B of the FDCA and in compliance with cGMP. If our outsourcing facility or any of our compounded products are found not to satisfy the criteria of Section 503B, the marketing of our products absent FDA approval and/or absent adequate directions for use in the product labeling could render our products adulterated or misbranded under the FDCA, which could have an adverse effect on our business. Furthermore, if an outsourcing facility compounds drugs using bulk drug substances, such bulk drug substances must either appear on a list established by FDA of bulk drug substances for which there is a clinical need, or be used to compound drugs that appear on a list established by FDA of drugs for which there is a shortage. FDA has not yet established a list of bulk drug substances for which there is a clinical need; however, FDA has announced an interim policy pursuant to which bulk drug substances may be nominated for inclusion on such list and, provided certain conditions are met, outsourcing facilities may compound with such bulk drug substances pending evaluation of the substances for inclusion on FDA’s list of bulk drug substances for which there is a clinical need. We use bulk drug substances in the preparation of certain of our compounded products. In the event FDA’s evaluation of these bulk drug substances results in a determination not to include such substances on FDA’s list of bulk drug substances for which there is a clinical need, or if FDA were to change its interim policy such that compounding with such bulk drug substances could not proceed while FDA’s evaluation of the substances is pending or until FDA has issued its list of bulk drug substances for which there is a clinical need, our ability to continue marketing compounded products subject to Section 503B would be impaired, and our business could be harmed.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S., the PRC and other countries with respect to our proprietary technology and drug candidates. We have sought to protect our proprietary position by filing patent applications in the U.S., the PRC and other countries related to novel technologies and drug candidates that we consider are important to our business. As of September 30, 2017, we owned more than 100 granted patents and more than 40 pending patent applications worldwide, including one pending international patent application under the Patent Cooperation Treaty, or PCT, which we plan to file nationally in the U.S. and other jurisdictions. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There can be no assurance that our pending patent applications will result in issued patents in the U.S. or non-U.S. jurisdictions in which such applications are pending. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platforms’ product candidates. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented technologies, platforms and product candidates and practicing our proprietary technology. There can also be no assurance that a third party will not challenge the validity of our patents or that we will obtain sufficient claim scope in those patents to prevent a third party from competing successfully with our drug candidates.

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

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents has emerged in the U.S. The patent situation outside of the U.S. is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the U.S. and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property.

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

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and our patent rights relating to our drug candidates could be found invalid or unenforceable if challenged in court or before the U.S. Patent and Trademark Office or comparable non-U.S. authority.

Competitors may infringe our patent rights or misappropriate or otherwise violate our intellectual property rights. To counter infringement or unauthorized use, litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Such litigation can be expensive and time-consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce and/or defend their intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that patent rights or other intellectual property rights owned by us are invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent rights or other intellectual property rights do not cover the technology in question. An adverse result in any litigation proceeding could put our patent, as well as any patents that may issue in the future from our pending patent applications, at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Although we are not currently experiencing any claims challenging the inventorship of our patents or ownership of our intellectual property, we may in the future be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as inventors or co-inventors. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our drug candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose rights such as exclusive ownership of, or right to use, our patent rights or other intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We seek to launch generic pharmaceutical products either where patent protection or other regulatory exclusivity of equivalent branded products has expired, where patents have been declared invalid or where products do not infringe on the patents of others. However, at times, we may seek approval to market generic products before the expiration of patents relating to the branded versions of those products, based upon our belief that such patents are invalid or otherwise unenforceable or would not be infringed by our products. Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of generic versions of products has been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. If our products were found to be infringing on the intellectual property rights of a third-party, we could be required to cease selling the infringing products, causing us to lose future sales revenue from such products and face substantial liabilities for patent infringement, in the form of either payment for the innovator’s lost profits or a royalty on our sales of the infringing product. These damages may be significant and could materially adversely affect our business. Any litigation, regardless of the merits or eventual outcome, would be costly and time consuming and we could incur significant costs and/or a significant reduction in revenue in defending the action and from the resulting delays in manufacturing, marketing or selling any of our products subject to such claims.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patent rights. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained, if any. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally-occurring substances are not patentable. Although we do not believe that our issued patents and any patents that may issue from our pending patent applications directed to our drug candidates if issued in their currently pending forms, as well as patent rights licensed by us, will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patent rights. There could be similar changes in the laws of foreign jurisdictions that may impact the value of our patent rights or our other intellectual property rights.

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

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could be required to pay monetary damages or could lose license rights that are important to our business.

We have entered into license agreements with third parties providing us with rights under various third-party patents and patent applications, including the rights to prosecute patent applications and to enforce patents. Certain of these license agreements impose and, for a variety of purposes, we may enter into additional licensing and funding arrangements with third parties that also may impose diligence, development or commercialization timelines and milestone payment, royalty, insurance and other obligations on us. Certain of these license agreements provide us with the exclusive right to practice technologies in major markets including North America, South America, European Union, Australia, New Zealand, Eastern Europe, China, Taiwan, Hong Kong, Macau and parts of Southeast Asia, although the right to practice the technologies and any inventions arising out of such technologies outside of these territories may be reserved to the licensing company. In addition, under certain of our existing licensing agreements, we are obligated to pay royalties on net product sales of our drug candidates once commercialized, pay a percentage of sublicensing revenues, make other specified payments relating to our drug candidates or pay license maintenance and other fees. We also have diligence and clinical development obligations under certain of these agreements that we are required to satisfy. If we fail to comply with our obligations under our current or future license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any drug or drug candidate that is covered by the licenses provided for under these agreements or we may face claims for monetary damages or other penalties under these agreements. Such an occurrence could diminish the value of these products and our company. Termination of the licenses provided for under these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We have entered into agreements with third parties under which we have granted licenses to use certain of our patents and patent applications, including the rights to develop, seek regulatory approval for and sell products using our KX-01 and KX-02 products. We have also entered into similar agreements sublicensing the intellectual property for the Orascovery platform, which we have licensed from Hanmi. We have granted exclusive patent rights to certain of these partners and have granted them certain additional rights with respect to the intellectual property we have licensed to them. From time to time we may engage in other licensing transactions in which we acquire licenses to certain intellectual property or sublicense intellectual property rights. If we fail to comply with or are found to have violated the terms of any of our licenses, we may be required to rescind or amend our license agreements or pay damages to license counterparties or other rightsholders. This may also negatively impact our relationships with our licensing and sublicensing partners for our candidate platforms. For further information regarding the terms of our licenses, please see “Business—License and Collaboration Agreements”.

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

Each of our license agreements with Hanmi expires on the earlier of (i) expiration of the last of Hanmi’s patent rights licensed under the agreement or (ii) invalidation of Hanmi’s patent rights which are the subject of the agreement, provided that the term will automatically be extended for consecutive one year periods unless either party gives notice to the other at least 90 days prior to expiration of the patent rights licensed under the agreement or before the then current annual expiration date of the agreement. The patent rights licensed to us under the agreements with Hanmi have expiry dates ranging from 2023 to 2033, unless the terms of such licensed patents are able to be extended in accordance with applicable laws and regulations. Subject to certain conditions, Hanmi may also terminate the license agreements if we fail to comply with certain development milestones set out in each of the agreements. The agreements also contain customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party or by mutual agreement. For further information regarding the license terms, right of first negotiation and termination provisions of the Hanmi in-license agreements, please see “Business—License and Collaboration Agreements—Hanmi Licensing Agreements—In-Licenses.”

We may rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, perform satisfactorily or operate in compliance with laws and regulations, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

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

Our total revenue is highly dependent on a limited number of API customers and pharmaceutical wholesalers, and the loss of, or any significant decrease in business from, any one or more of our major API customers or pharmaceutical wholesalers could adversely affect our financial condition and results of operations.

We have derived a significant portion of our revenue from a limited number of customers, as is typical in the pharmaceutical industry. During the year ended December 31, 2016, prior to the launch of our specialty products, we generated 62% of our total revenue from our two largest API customers, Intas Pharmaceuticals and Ebewe Pharmaceuticals. During the year ended December 31, 2017, we generated 28% of our total revenue from those API customers and generated 28% of our total revenue from the three largest wholesalers in the U.S. market, Amerisource, Cardinal Health, and McKesson (15%, 7%, and 6%, respectively).

There are a number of factors that could cause us to lose major API customers. We do not enter into long-term sales contracts with customers, but sell API to them based on short-term purchase orders. Accordingly, these customers may choose to use other suppliers with little or no notice, based upon considerations of price, quality, shipping time, competitive or other reasons. In addition, our API customers use the API to manufacture drugs, and they are subject to regulation and oversight by the FDA and other relevant regulatory agencies. If for any reason, any such customer violates an FDA regulation that results in their being prohibited from manufacturing drugs, they would no longer purchase API from us. Such sanctions or regulatory action against drug manufacturers could happen without notice, and our revenue stream could be adversely affected without notice.

If we are unable to maintain our business relationships with these major API customers and pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our financial condition and results of operations.

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

Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, could require prior review by the FDA, CFDA or other regulatory authorities and/or approval of the manufacturing process and procedures in accordance with the FDA or CFDA’s regulations, or comparable requirements. This review may be costly and time consuming and could delay or prevent the launch of a product. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that the FDA, CFDA or other regulatory authorities may require clinical testing as a way to prove equivalency, which would result in additional costs and delay.

We have entered into collaborations and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We have partnered with companies such as Hanmi, Almirall, Gland Pharma Limited, or Gland, and SunGen Pharma LLC, or SunGen, and may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our drug candidates and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party.

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

We have engaged and will continue to rely on a single vendor to manage our order to cash cycle and our distribution activities in the U.S., and the loss or disruption of service from this vendor could adversely affect our operations and financial condition.

Our U.S. customer management, order processing, invoicing, cash application, chargeback and rebate processing and distribution and logistics activities are managed by Dohmen Life Science Services, or DLSS, a managed services provider with a focus on life sciences companies. If we were to lose the availability of DLSS’s services due to a dispute, termination of or inability to renew the contract, or other factors such as fire, natural disaster or other disruption, such loss could have a material adverse effect on our operations. Although multiple providers of such services exist, there can be no assurance that we could secure another source to handle these transactions on acceptable terms or otherwise to our specifications in the event of a disruption of services at operational centers.

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

We may choose to hire part-time employees or use consultants. As a result, certain of our employees, officers, directors and consultants may not devote all of their time to our business, and may from time to time serve as officers, directors and consultants of other companies. These other companies may have interests in conflict with ours. For instance, Dr. Johnson Lau, who serves as our Chief Executive Officer and Chairman, Dr. Manson Fok and Mr. Song-Yi Zhang, who serve on our board of directors, are also directors of Avalon Global Holdings Limited, or Avalon, a shareholder of ours. In addition, Dr. David Hangauer, our former Chief Scientific Officer and one of our founders, retired in December 2016, and now maintains an advisory relationship with our company as Retired Chief Scientific Officer, Scientist Emeritus.

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

Our long-term public-private partnerships with governments and government agencies, including in certain emerging markets, include agreements to build and/or maintain manufacturing facilities for us. For example, we entered into an agreement with FSMC, whereby FSMC agreed to fund the costs of construction of a new manufacturing facility in Dunkirk, New York. FSMC is responsible for the costs of construction and of all equipment for the facility, up to an amount not to exceed $225 million, and shall retain ownership of the facility and the equipment. We are entitled to lease the facility and all equipment at a rate of $1.00 per year for an initial 10-year term, and for the same rate if we elect to extend the lease for an additional 10-year term. We are responsible for all operating costs and expenses for the facility. In exchange, we have committed to spending $1.52 billion on operational expenses in the Dunkirk facility in our first 10-year term in the facility, and an additional $1.5 billion on operational expenses if we elect to extend the lease for a second 10-year term. We have also committed to hiring 450 permanent employees within the first 5 years at the Dunkirk facility. In addition, in July 2017 we entered into a 20-year payment in-lieu of tax agreement with the Chautauqua County Industrial Development Agency, or CCIDA, for the construction of our Dunkirk facility, valued at approximately $9.1 million. We have also entered into similar arrangements with FSMC relating to our headquarters, and Chongqing Maliu Riverside Development & Investment Co., Ltd. relating to a plant in Chongqing, PRC, under which we have committed to achieving certain operating, revenue and tax generation milestones. If we are unable to comply with our obligations under these arrangements, including the milestones we have committed to achieve, we may lose access to the properties covered by such arrangements which could disrupt our operations and manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and would have a significant impact on our operations and financial performance. Furthermore, there is no guarantee that the counterparties to our public-private partnerships will comply with the terms of the agreements, including that their ability to fund their capital commitments under the agreements may be subject to their ability to raise additional capital and that construction timetables may not be met, nor is there guarantee that the successors to such counterparties will continue to comply with terms of the agreements, regardless of existence of such government stipulations as a guideline released on November 4, 2016 by the State Council of China, which provides that, among others governments and relevant departments at all levels shall strictly keep policy commitments lawfully made to society and administrative counterparties, shall carefully perform all the contracts lawfully entered into with investment subjects in activities like attraction of investment and public-private partnership, shall not breach contracts with such excuses as government transition and replacement of leaders, and shall bear legal and economic liability in event of their infringements and contract breaches. If our public-private partnership counterparties or their successors fail to comply with their obligations under these arrangements, our development programs and prospects will be materially adversely affected. Public-private partnerships are also subject to risks associated with government and government agency counterparties, including risks related to government relations compliance, sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.

We will need to continue to increase the size and capabilities of our organization, and we may experience difficulties in managing our growth.

As of December 31, 2017, we had 477 employees and consultants and most of our employees are full-time. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we must add a significant number of additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We cannot assure you that there will not be material weaknesses and significant deficiencies that our independent registered public accounting firm or we will identify in the future. Under standards established by the Public Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. As a public company, we also need to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices including our board and committee practices. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable listing requirements.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA and other similar non-U.S. regulatory authorities; provide true, complete and accurate information to the FDA and other similar non-U.S. regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse and privacy laws in the U.S. and similar non-U.S. fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our drug candidates and begin commercializing those drugs in the U.S., our potential exposure under U.S. laws will increase significantly and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We have operations, conduct clinical trials, deal with government entities, including hospitals and public health regulators, and have contracts in countries known to experience corruption and commercial bribery. Our activities in these countries create the risk of unauthorized payments or offers of payments by our employees, brokers or agents that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control and supervision. There is no assurance that our existing safeguards and procedures will be completely effective in ensuring compliance with such laws, and our employees, brokers or agents may engage in conduct for which we may be held responsible. Violations of the FCPA or other anti-bribery laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our reputation, business, operating results, and financial condition.

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

A number of governmental agencies or industry regulatory bodies in the U.S., and in non-U.S. jurisdictions including the PRC, impose strict rules, regulations and industry standards governing pharmaceutical and biotechnology research and development and manufacturing and marketing activities, which apply to us. Our failure to comply with such regulations could result in the termination of ongoing research or manufacturing and marketing, administrative penalties imposed by regulatory bodies or the disqualification of data for submission to regulatory authorities. This could harm our reputation, prospects for future work and operating results. For example, if we were to treat research animals inhumanely or in violation of international standards set out by the Association for Assessment and Accreditation of Laboratory Animal Care, it could revoke any such accreditation and the accuracy of our animal research data could be questioned.

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

Despite the implementation of cybersecurity measures, our information technology and Internet based systems, including those of our current and future CROs and other contractors and consultants, are vulnerable to damage, interruption, or failure from computer viruses, unauthorized access, intrusion, and other cybersecurity incidents. This could result in the exposure of sensitive data including the loss of trade secrets, intellectual property, personal identifiable or sensitive information of employees, customers, partners, clinical trial patients, and others, leading to a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we partially rely on our third-party research institution collaborators for research and development of our drug candidates and other third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar cybersecurity incidents relating to their computer systems could also have a material adverse effect on our business. Certain data security breaches must be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed.

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

We face an inherent risk of product liability as a result of the clinical testing of our drug candidates and will face an even greater risk if we commercialize any of our clinical candidates. For example, we may be sued if our drug candidates that we plan to manufacture, or our 503B products that we currently manufacture or plan to manufacture cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, as applicable, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Additionally, we may be sued if the products that we commercialize, market or distribute for our partners cause or are perceived to cause injury or are found to be otherwise unsuitable, and may result in:

•	decreased demand for those products;
•	damage to our reputation;
•	costs incurred related to product recalls;
•	limiting our opportunities to enter into future commercial partnership; and
•	a decline in the price of our common stock.

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

We focus on the development of drugs used in the treatment of cancers, and such drugs may be the subject of regulatory, watchdog and media scrutiny and coverage, which also the possibility of heightened attention from the public, the media and our participants. In addition, members of our management and board include high-profile public figures who may be the subject of media and public scrutiny and attention. From time to time, these objections or allegations, regardless of their veracity, may result in public protests or negative publicity, which could result in government inquiry or harm our reputation. Corporate transactions we or related parties undertake may also subject us to increased media exposure and public scrutiny. There is no assurance that we would not become a target for public scrutiny in the future or such scrutiny and public exposure would not severely damage our reputation as well as our business and prospects.

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

If our manufacturing facilities or the equipment in them is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of the facilities or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA, CFDA or and other comparable regulatory agency approval before selling any drugs manufactured at that facility. Such an event could delay our clinical trials or reduce our product sales if and when we are able to successfully commercialize one or more of our drug candidates.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC and other non-U.S. governments. Specifically in the PRC, on July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Following the removal of the U.S. dollar peg, the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. Since June 2010, the PRC government has allowed the Renminbi to appreciate slowly against the U.S. dollar again, and it has appreciated more than 10% since June 2010. In April 2012, the PRC government announced that it would allow more Renminbi exchange rate fluctuation and in August 2015, China’s central bank executed a 2% devaluation in the Renminbi. From December 31, 2015 to December 31, 2016, the Renminbi depreciated approximately 6.7% against the U.S. dollar. From December 31, 2016 to December 31, 2017, the Renminbi appreciated approximately 6.3% against the U.S. dollar. It remains unclear what further fluctuations may occur or what impact this will have on the currency.

It is difficult to predict how market forces or PRC, U.S. or other government policies may impact the exchange rate between the Renminbi, U.S. dollar and other currencies in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the Renminbi against the U.S. dollar. Substantially all of our revenues are denominated in U.S. dollars and our costs are denominated in U.S. dollars and Renminbi, and a large portion of our financial assets is denominated in U.S. dollars. To the extent that we need to convert U.S. dollars we receive from this offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive. Conversely, if we decide to convert our Renminbi into U.S. dollars for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount we would receive. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.

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

PRC regulations relating to investments in offshore companies by PRC residents may subject our future PRC-resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries or limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits.

The State Administration of Foreign Exchange, or SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular, commonly known as SAFE Circular 75, promulgated by SAFE on October 21, 2005. SAFE Circular 37 and other SAFE rules require PRC residents to register with local branches of SAFE or delegated commercial banks in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle”. SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material events. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

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

Any failure to comply with PRC regulations regarding the registration requirements for employee share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, commonly known as SAFE Circular 7, or the Share Option Rules, replacing earlier rules promulgated in 2007. Pursuant to these rules, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (1) register with the SAFE or its local branches; (2) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants; and (3) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers. We and our executive officers and other employees who are PRC residents and who have been granted options will be subject to these regulations. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions, and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary’s ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law. See “Regulation—Regulations Relating to Foreign Exchange and Dividend Distribution—Share Option Rules.”

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

Under the PRC Enterprise Income Tax Law and its implementing rules issued by the State Council, in general, a 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises that do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of shares of our common stock by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our common stock, and any gain realized from the transfer of our common stock, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer of common stock by such investors may be subject to PRC tax at a current rate of 20%, subject to any reduction or exemption set forth in applicable tax treaties. It is unclear whether we or any of our subsidiaries established outside China are considered a PRC resident enterprise, holders of our common stock would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas. If dividends payable to our non-PRC investors or gains from the transfer of our common stock by such investors are subject to PRC tax, the value of your investment in our common stock may decline significantly.

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

Pursuant to a notice, or Circular 698, issued by the State Administration of Taxation, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC resident enterprise indirectly via disposing of the equity interests of an overseas holding company, and such overseas holding company is located in a tax jurisdiction that: (1) has an effective tax rate less than 12.5%; or (2) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, shall report to the relevant tax authority of the PRC resident enterprise such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, currently at a rate of 10%. In 2015, the State Administration of Taxation issued a circular, known as Circular 7, which replaced or supplemented certain previous rules under Circular 698. Circular 7 sets out a wider scope of indirect transfer of PRC assets that might be subject to PRC enterprise income tax, and more detailed guidelines on the circumstances when such indirect transfer is considered to lack a bona fide commercial purpose and thus regarded as avoiding PRC tax. The conditional reporting obligation of the non-PRC investor under Circular 698 is replaced by a voluntary reporting by the transferor, the transferee or the underlying PRC resident enterprise being transferred. Furthermore, if the indirect transfer is subject to PRC enterprise income tax, the transferee has an obligation to withhold tax from the sale proceeds, unless the transferor reports the transaction to the PRC tax authority under Circular 7. Late payment of applicable tax will subject the transferor to default interest. Gains derived from the sale of shares by investors through a public stock exchange are not subject to the PRC enterprise income tax pursuant to Circular 7 where such shares were acquired in a transaction through a public stock exchange. Circular 698 was abolished by an announcement promulgated by the State Administration of Taxation in October 2017 and effective from December 1, 2017, or SAT Circular 37, which, among other things, provides specific provisions on matters concerning withholding of income tax of non-resident enterprises at the source.

As newly implemented, there is uncertainty as to the application of Circular 7 and SAT Circular 37, both of which may be determined by the tax authorities to be applicable to our offshore restructuring transactions or sale of the shares of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing regarding the transactions and request our PRC subsidiaries to assist in the filing. As a result, we and our non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed under Circular 7, and may be required to expend valuable resources to comply with Circular 7 or to establish that we and our non-resident enterprises should not be taxed under Circular 7, for our previous and future restructuring or disposal of shares of our offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.

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

We believe that litigation and negative publicity surrounding companies with operations in China, including concerning the directors and officers of such companies, that are listed in the U.S. have negatively impacted stock prices for such companies. Various equity-based research organizations have published reports on China-based companies after examining, among other things, their corporate governance practices, related party transactions, sales practices and financial statements that have led to special investigations and stock suspensions on national exchanges, including as a result of purported whistle-blowing or leaking by employees or former employees. Any similar scrutiny of us, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors, decreases and volatility in the trading price of our common stock, and increased directors and officers insurance premiums and could have a material adverse effect upon our business, including its results of operations, financial condition, cash flows and prospects.

Risks Related to Our Common Stock

The trading price of our common stock has been and is likely to continue to be volatile, which could result in substantial losses to you.

The trading price of our common stock has been and is likely to continue to be volatile and could fluctuate widely in response to a variety of factors, many of which are beyond our control. In addition, the performance and fluctuation of the market prices of other companies with a portion of their business operations located in China that have listed their securities in the U.S. may affect the volatility in the price of and trading volumes for our common stock. Some of these companies have experienced significant volatility, including significant price declines after their initial public offerings. The trading performances of these companies’ securities at the time of or after their offerings may affect the overall investor sentiment towards other companies with significant China operations listed in the U.S. and consequently may impact the trading performance of our common stock.

In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons, including:

•	announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	any adverse changes to our relationship with manufacturers or suppliers;
•	the results of our testing and clinical trials;
•	the results of our efforts to acquire or license additional drug candidates;
•	variations in the level of expenses related to our existing drug candidates or preclinical and clinical development programs;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	achievement of expected product sales and profitability;
•	manufacture, supply or distribution shortages;
•	variations in our results of operations;
•	announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings;
•	publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts;
•	changes in financial estimates by securities research analysts;
•	announcements made by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures or capital commitments;
•	press reports or other negative publicity, whether or not true, about our business;
•	additions to or departures of our management;
•	fluctuations of exchange rates between the Renminbi and the U.S. dollar;
•	release or expiry of lock-up or other transfer restrictions on our outstanding common stock;
•	sales or perceived potential sales of additional common stock;
•	sales of our common stock by us, our executive officers and directors or our shareholders in the future;
•	general economic and market conditions and overall fluctuations in the U.S. equity markets;
•	changes in accounting principles; and
•	changes or developments in the PRC or global regulatory environment.

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

Upon completion of our initial public offering, we became subject to the periodic reporting requirements of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC.

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

Sales of our common stock or other equity securities in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. The shares of our common stock will be available for sale, upon the expiration of the lock-up periods beginning from April 24, 2018 (if applicable to such holder), subject to volume and other restrictions as applicable under Rules 144 and 701 under the Securities Act. Any or all of these shares may be released prior to the expiration of the applicable lock-up period at the discretion of one of the designated representatives. To the extent shares are released before the expiration of the applicable lock-up period and sold into the market, the market price of our common stock could decline significantly.

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

Our board of directors has significant discretion as to whether to distribute dividends. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our common stock will likely depend entirely upon any future price appreciation of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased our common stock. You may not realize a return on your investment in our common stock and you may even lose your entire investment in our common stock. See “Dividend Policy.”

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for our common stock and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our common stock to decline significantly.

Our directors, executive officers and principal stockholders have substantial control over us after this offering, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, officers and stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 48.51% of our outstanding common stock based on the number shares outstanding as of February 28, 2018. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

In addition, our directors and officers as a group, will beneficially own in the aggregate approximately 33.00% of our outstanding common stock based on the number shares outstanding as of December 31, 2017. As such, our directors and executive officers could have considerable influence over matters such as approving a potential acquisition of us. Our directors and executive officers’ investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

We will continue to incur increased costs as a result of operating as a public company, and our management are required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices including our board and committee practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.

We will continue to evaluate these rules and regulations on an ongoing basis. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will first be required to furnish a report by our management on our internal control over financial reporting for the year ending December 31, 2017. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located in Buffalo, New York, where we occupy approximately 51,000 square feet of the Conventus Center for Collaborative Medicine, which includes approximately 16,000 square feet of a formulation testing and chemistry lab under a lease that expires in July 2025 and is renewable for an additional 10 years. We also occupy approximately 15,000 square feet of office space in the Woodfield Preserve Office Center in Schaumberg, Illinois under a lease that expires in March 2027 which serves as the headquarters for our Commercial Platform. We occupy approximately 1,300 square feet of office space in Cranford, New Jersey under a lease that expires in February 2025 that serves as our clinical research headquarters. We also occupy office and lab space which represents a portion of the IC Development Centre in Hong Kong under a lease that expires in July 2018 and is renewable annually that serves as our Hong Kong headquarters and research and development center serving our Oncology Innovation Platform. We occupy approximately 6,200 square feet of office space in Taipei, Taiwan under a lease that expires in December 2022 which serves for clinical research and clinical data management.

We occupy space in manufacturing facilities in Clarence, New York and Chongqing, China which provide our manufacturing capabilities for our 503B and Active Pharmaceutical Ingredient operations.

We believe that these facilities will be sufficient to meet our current needs.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers

The following table provides information with respect to our executive officers as of February 28, 2018.

Name	Age	Position(s)
Executive Officers
Johnson Lau, M.D.	57	Chief Executive Officer and Chairman of the Board
Jeffrey Yordon	69	Chief Operating Officer and President, Athenex Pharmaceutical Division
Rudolf Kwan, M.B., B.S.	65	Chief Medical Officer
Simon Pedder, Ph.D.	56	Chief Business and Strategy Officer, Proprietary Products
William Zuo, Ph.D.	56	President, Polymed Therapeutics
Li Shen, MBA, CPA	50	Acting Chief Accounting Officer and Vice President of Financial Reporting

The following is a biographical summary of the experience of our executive officers:

Executive Officers

Johnson Y.N. Lau

Dr. Lau has served as our Chief Executive Officer since 2011, and as Chairman of the Board since our inception in 2003. Dr. Lau has had extensive leadership experience in both scientific and business management. He previously served as Chairman and Chief Executive Officer of Ribapharm Inc., and oversaw the company’s initial public offering in 2002. Prior to Ribapharm, he served as Senior Vice President and Head of Research and Development for ICN Pharmaceuticals Inc. Prior to joining ICN, Dr. Lau served as the Senior Director of Antiviral Therapy Research at Schering-Plough Corporation. Dr. Lau has contributed more than 200 scientific publications, editorials/reviews and chapters in peer reviewed scientific journals and has edited two books. He was a former Managing Director at Roth Capital Partners, LLC and a Director of the Board of Chelsea Therapeutics International Ltd., serving as the Chair of the Audit and Risk Management Committee as well as the Corporate Governance Committee. He is currently serving on the board of Porton Fine Chemicals Ltd., and private companies including Avalon Biomedical (Management) Ltd., Avagenex Ltd. and Aiviva Biopharma, Inc., as well as serving the Hong Kong X-Tech Startup platform as a general partner and mentor. He is also an Executive Board Member of the charity Project Vision and is an honorary professor/adjunct professor of the University of Hong Kong, Hong Kong Polytechnic University and Chongqing Southwestern Hospital, and a member of the Advisory Board of the School of Biomedical Sciences of the Chinese University of Hong Kong. Dr. Lau received his medical degree (M.B.B.S.) and medical doctorate degree (M.D.) from the University of Hong Kong. He is also a Fellow of the Royal College of Physicians.

Jeffrey Yordon

Mr. Yordon joined our company as President, Athenex Pharmaceutical Division in April 2016 and in February 2017 he was appointed as our Chief Operating Officer. Mr. Yordon has held multiple senior management positions in the pharmaceutical industry over the last 46 years. Mr. Yordon was the Founder, Chairman and CEO of Sagent Pharmaceuticals from 2007 until joining us in 2016. Prior to that Mr. Yordon was the COO of American Pharmaceutical Partners where he was a co-founder until the company was eventually sold to Fresenius. Mr. Yordon was the CEO of Faulding Pharmaceuticals, CEO and founder of YorPharm, COO of Gensia Pharmaceuticals and he was involved in the sale of each of these companies to Apotex, Teva and Hospira, respectively. Mr. Yordon was an Ernst & Young Entrepreneur of the Year in 2011, was inducted into the Chicago Entrepreneur Hall of Fame in 2014, won a prestigious Innovation Award from the City of Chicago, was appointed to the Chicago Innovation Council in 2014, was appointed by Governor Rauner to the Illinois Sports Facilities Authority in 2015, has been appointed to be the Chairman of the Board of the Northern Illinois University Foundation, is the Chair of the NIU Political Science Advisory Panel and is actively involved in the NIU Athletic program. Mr. Yordon received a B.A. in Political Science from Northern Illinois University.

Rudolf Kwan

Dr. Kwan has served as our Chief Medical Officer since 2014 and has advised our company since 2008. Until February 2017, Dr. Kwan was engaged on a consultant basis. Dr. Kwan has over twenty years of experience in the pharmaceutical industry in global clinical development and operations. Before joining us, he served dual roles at Schering-Plough as Vice President and Regional Head of Asia Pacific Global Clinical Operations and Vice President of Global Clinical Development, CNS. In the clinical operations position, Dr. Kwan successfully recruited Heads of Clinical Operations for China, South East Asia, Australia, Taiwan and South Korea and set up the infrastructure to conduct global clinical trials in Asia Pacific for Schering-Plough. As Vice President of Global Clinical Development, CNS, he was responsible for the clinical development of all Schering-Plough’s central nervous system drugs, globally, where his achievements included overseeing development and execution of a bioequivalence registration strategy for a new formulation of Temodol for glioblastoma, which led to a simultaneous global registration. He also designed and executed multiple global development programs. He held similar positions at Chiron Corporation and was at Smith-Kline Beecham. Dr. Kwan obtained his medical degree (MBBS) from the University of Hong Kong, and received subsequent training at the University of Wales and is a member of the Royal College of Physicians in the United Kingdom. He was a member and Chair of the Data Monitoring and Safety Board and Protocol Review Board for the Clinical Trial Network of the National Institute on Drug Abuse of the U.S. National Institutes of Health, or NIH. He was also a member of several advisory panels and grant review panels for the NIH.

Simon Pedder

Dr. Pedder joined our company as Chief Business Development Officer in February 2016 and he now serves as our Chief Business and Strategy Officer for Proprietary Products. Dr. Pedder has had a long career in both drug development and commercialization. This includes recent leadership roles with publicly traded Biotechnology companies. He was President and CEO of Cellectar Biosciences from April 2014 to June 2015. He was President and CEO of Chelsea Therapeutics from May 2004 to July 2012. Previously he was Vice President of Oncology Pharma Business, and a company officer at Hoffmann-La Roche, as well he has served as the Life Cycle Leader and Global Project Leader of Pegasys/IFN and Head of Hepatitis Franchise at Roche. Dr. Pedder serves on the board of directors of Mateon Therapeutics, Inc. Formerly, he was a member of the faculty in the Department of Pharmacology in College of Medicine in the University of Saskatchewan, where he obtained his Ph.D in Pharmacology. During his longstanding career in pharmaceutical development, Dr. Pedder has led the late stage development and commercial launch of multiple proprietary pharmaceutical products. In addition to his Ph.D in Pharmacology, Dr. Pedder obtained a Master of Science in Toxicology from Concordia University, a Bachelor of Science in Environmental Studies from the University of Waterloo, and completed the Roche-sponsored Pharmaceutical Executive Management Program at Columbia Business School.

William Zuo

Dr. Zuo joined our company in 2015 as President of our China operations in conjunction with our acquisition of Polymed. Dr. Zuo served as President of Polymed Therapeutics since 1995 and Chairman of Chongqing Taihao Pharmaceutical since 2012. Dr. Zuo’s career has focused on the development, manufacture, and sale and marketing of various complex API on a global basis, especially injectable oncology API. Dr. Zuo was the CEO of the Fibrocell Science Group Companies in Asia from 2010 to 2013. Dr. Zuo oversaw the introduction of the U.S. FDA approved cell therapeutics product, LaViv, to the Asia market. He has overseen the construction of multiple cGMP facilities in China and has extensive experience with the Food and Drug Administrations in both China and the United States. Dr. Zuo received his Ph.D in Nanotechnology from Rice University where he worked extensively with Dr. Richard Smalley, the late Nobel Prize Scholar in Chemistry. Dr. Zuo also has Master degrees in Chemical Engineering and Applied Mathematics from Rice University.

Li Shen

Ms. Shen has served as our vice president of financial reporting since 2015 and was appointed as our acting Chief Accounting Officer in December 2017. Ms. Shen has held multiple management positions at global companies in a variety of industries, including financial services, international trade, workforce solutions, energy, real estate and biotech for over 28 years. Ms. Shen has extensive experience with financial analysis, planning, accounting and auditing, asset management and risk management for both public and private companies. Prior to joining Athenex, Ms. Shen worked in audit and assurance services functions for PricewaterhouseCoopers in New York City, leading audit engagements in the capital markets area. Her clients included key U.S. banks, investment companies, the depository trust company and large insurance companies. Ms. Shen graduated with an MBA in professional accounting from Rutgers University and she is a certified public accountant in New York State.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “ATNX” since June 14, 2017. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal Year 2017
Second Quarter (from June 14, 2017)	$18.58	$11.21
Third Quarter	$20.79	$13.16
Fourth Quarter	$19.20	$13.28

As of March 16, 2018, there were 191 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street by brokers and other nominees.

Stock Price Performance Graph

The graph below shows a comparison from June 14, 2017, the date on which our common stock first began trading on the NASDAQ Global Select Market, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through to December 31, 2017. Such Returns are based on historical results and are not intended to suggest future performance.

*$100 invested on June 14, 2017 in stock or index. Fiscal year ending December 31.

Cumulative Total Return Comparison

	June 14, 2017	December 31, 2017
Athenex, Inc.	$100.00	$144.55
NASDAQ Composite	$100.00	$111.44
NASDAQ Biotechnology Index	$100.00	$108.33

This performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference to such filing.

Dividends Policy

We have never declared or paid cash or stock dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operations of our business and do not anticipate paying any dividends on our common stock in the foreseeable future.  Any future determination to declare dividends on common stock will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, any contractual restrictions on dividends, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders, and Part III, Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Item 6.	Selected Financial Data.

The following selected statements of operations and comprehensive loss data and the cash flow data for the years ended December 31, 2017, 2016, and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this report. You should read this data together with our audited consolidated financial statements and related notes appearing elsewhere in this filing and the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our future results. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Statements of Operations and Comprehensive Loss Data:
Revenue:
Product sales, net	$36,106	$19,394	$12,816
License fees and consulting revenue	1,105	392	314
Grant revenue	832	765	814
Total revenue	38,043	20,551	13,944
Costs and operating expenses:
Cost of sales	25,122	19,718	13,153
Research and development expenses	76,797	60,624	24,463
Selling, general, and administrative expenses	46,112	25,956	27,036
Total costs and operating expenses	148,031	106,298	64,652
Operating loss	(109,988)	(85,747)	(50,708)
Interest expense	5,912	1,891	1
Loss on derivative liability	15,411	533	—
Income tax expense (benefit)	85	(265)	(54)
Net loss	(131,396)	(87,906)	(50,655)
Less: net loss attributable to non-controlling interests	(226)	(191)	(55)
Net loss attributable to Athenex, Inc.	$(131,170)	$(87,715)	$(50,600)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (1)	$(2.63)	$(2.19)	$(1.50)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (1)	49,960,925	40,120,908	33,765,751
Comprehensive loss	$(130,012)	$(88,796)	$(50,906)

(1)

See Note 17 to our audited consolidated financial statements appearing elsewhere in this report for a description of the method used to calculate basic and diluted net loss per share attributable to Athenex, Inc. common stockholders and pro forma basic and diluted net loss per share attributable to Athenex, Inc. common stockholders.

	December 31,
	2017	2016
	(In thousands)
Selected Balance sheet data:
Cash and cash equivalents	$39,284	$33,125
Short-term investments	11,753	8,628
Goodwill	37,795	37,552
Working capital(1)	38,615	23,904
Total assets	140,413	105,890
Long-term debt	1,981	41,807
Total liabilities	49,691	71,221
Non-controlling interests	685	862
Total stockholders' equity	$90,722	$34,669

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Selected Cash flow data:
Net cash used in operating activities	$(81,512)	$(47,870)	$(33,756)
Net cash (used in) provided by investing activities	(10,018)	2,659	(16,909)
Net cash provided by financing activities	96,896	35,272	76,302
Net effect of foreign exchange rate changes	793	(431)	337
Net increase (decrease) in cash and cash equivalents	6,159	(10,370)	25,974
Cash and cash equivalents at beginning of period	33,125	43,495	17,521
Cash and cash equivalents at end of period	$39,284	$33,125	$43,495

(1)	Working capital = total current assets - total current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

Overview

We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of novel therapies for the treatment of cancer. Our mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. We have generated our clinical product candidates through our Orascovery and Src Kinase Inhibition research platforms, which are based on our understanding of human absorption biology and novel approaches to inhibiting kinase activity, respectively. We believe that our ability to overcome the challenges of oral delivery of chemotherapy and limitations associated with IV delivery, via our P-gp inhibitor, offers significant potential benefits to patient outcomes by allowing patients to stay on therapy longer and extending the potential opportunities to combine with other agents, including targeted and immunotherapies that would otherwise be too toxic in combination with IV chemotherapy. We have assembled a leadership team and have established global operations in the U.S. and China across the pharmaceutical value chain to execute our mission to become a global leader in bringing innovative cancer treatments to the market and improve health outcomes.

Our Orascovery research platform will establish a new paradigm in the use of oral anti-cancer drugs for cancer treatments. Our Orascovery platform is based on the novel P-gp pump inhibitor molecule HM30181A, which we in-licensed in 2011 from Hanmi, a major Korean pharmaceutical company focusing on research and development. The P-gp pump is a plasma membrane protein on the cells of the gut which forms a localized drug transport system and prevents oral absorption at therapeutic levels of many well-known, widely used P-gp substrate cancer chemotherapeutic drugs such as paclitaxel, irinotecan and docetaxel, limiting their current delivery to IV. These chemotherapy agents are widely used to treat multiple types of cancer. A cancer patient’s inability to tolerate IV chemotherapies has limited the effectiveness of IV anti-cancer therapies. Co-administration of HM30181A with oral paclitaxel is designed to facilitate the oral absorption of paclitaxel by blocking P-gp in intestinal cells and enables oral dosing at therapeutic blood levels which have not been successfully and safely achieved to date without the use of HM30181A. We have learned through clinical studies that this technology allows for certain active chemotherapeutic agents to be absorbed into the blood orally as compared to IV, and may enable some patients to tolerate a greater number of treatment cycles and duration of treatment time. In light of better tolerability of standard chemotherapies delivered orally, combination with immuno-oncology and targeted anti-cancer treatments can be potentially optimized compared to current treatment paradigms.  Oraxol, our leading Orascovery drug candidate is composed of HM30181A co-administered with an oral dosage form of paclitaxel. We have three other major clinical product candidates in this platform, Oratecan, Oradoxel and Oratopo, which include HM30181A co-administered with an oral formulation of the widely used IV-administered chemotherapeutic agents, irinotecan, docetaxel and topotecan, respectively. In December 2017, we also announced that we have initiated the preparation of an IND for oral eribulin co-administered with HM30181A.

We are rapidly advancing our lead Orascovery drug candidate, Oraxol. In 2015, we started enrolling patients in a Phase 3 Oraxol study which combined the dosing of our 15 milligram tablet of HM30181A paired with dosing of our oral formulation of paclitaxel in a head to head comparison to IV formulation of paclitaxel. In October 2016, we entered into a clinical study collaboration with Eli Lilly and the Company to evaluate Oraxol in combination with Lilly’s approved monoclonal antibody Cyramza (ramucirumab) to treat gastric, gastric-esophageal and esophageal cancer. This combination study commenced in July 2017. In January 2018, we completed the first cohort of patients in our Oraxol and ramucirumab combination study, which showed encouraging early results. We are also planning a combination study of Oraxol with Anti-PD1 in advanced malignancies. In October 2017, the Drug Safety Monitoring Board unanimously recommended continuation of our Oraxol Phase 3 study following review of an interim analysis. In January 2018, we received positive feedback from the FDA on the design of the ongoing Phase 3 trial, which indicated that if the study meets the primary endpoint with an acceptable benefit to risk profile, it could be adequate as a single comparative trial to support registration of Oraxol in the U.S. for the indication of metastatic breast cancer. In February 2018, the enrollment of patients was on target for the Company to be able to conduct a second interim analysis in the Oraxol KX-ORAX-001 Phase 3 clinical trial in the third quarter of 2018. When interim results are available, we plan to confirm with the FDA regarding its use as the pivotal trial. If accepted, we could be able to complete all other required studies by end of 2018. If not, other studies, which could require multiple years, may be required. In addition, in June 2017, our Chinese subsidiary submitted an IND application to the CFDA for Oraxol, and in January 2018, the CFDA allowed the IND application for Oraxol. Acceptance of the Oraxol IND by the CFDA allows us to commence a clinical trial program for Oraxol in China in 2018.

We have also developed novel small molecule compounds through our Src Kinase Inhibition research platform, which refers to novel small molecule compounds that have differentiated multiple-mechanisms of actions including: (1) the inhibition of the activity of Src Kinase and (2) the inhibition of tubulin polymerization. We believe the combination of the two mechanisms of action provides a broader range of anti-cancer activity compared to either mechanism of action alone. Our three key clinical product candidates in this platform are KX-01 ointments for actinic keratosis, or AK, pre-cancerous lesions and psoriasis; KX-01 oral for solid and liquid tumors and potential skin cancer indications and pre-cancerous lesions and KX-02 for glioblastoma multiforme, or GBM. AK has an estimated prevalence of over 58 million patients, and was found in approximately 14% of patients visiting dermatologists in the U.S., while GBM has an incidence of 2 to 3 per 100,000 adults per year and accounts for 52% of all primary brain tumors.

We completed enrollment of an approximately 160-patient Phase 2a study of KX-01 ointment for treatment of AK across 16 sites in 2016 and we commenced patient enrollment in a Phase 3 study in September 2017, for which enrollment was completed in February 2018. AK is a common disease, with a prevalence of approximately 58 million patients in the United States. If left untreated, 10-15% of AK lesions will develop into skin cancers. Our Phase 1 clinical study and preliminary data from our Phase 2 clinical study demonstrated a complete response rate of up to 43% among subjects who received treatment on their faces, with few severe local skin reactions, or LSRs, reported with the dosing regimen studied. Currently available treatments are limited by severe local skin reactions such as vesiculation, pustulation, erosion and ulceration, with low patient compliance. We believe physicians and patients have avoided topical treatments because of the pronounced side effects of the current treatments such as ingenol mebutate, imiquimod, fluorouracil, and that an ointment product with good clinical activity and a favorable side effect profile could capture substantial new market share for treatment of this condition. In addition, in May 2017, the China FDA approved clinical trials of KX-02 in tablet form for treatment of Glioblastoma, which are being led by our partner, Xiangxue Pharmaceutical Co. Ltd.

In addition to our existing portfolio of clinical candidates, our research and development teams are evaluating additional applications of Orascovery, and developing new platforms based on our knowledge of absorption biology. For example, we are exploring a CYP and P-gp dual inhibitor technology to generate new product candidates

Since inception, we have devoted substantially all of our resources to research and development of our lead product candidates under our Orascovery and Src Kinase Inhibition research platforms. We have incurred significant net losses since inception. As of December 31, 2017, we had an accumulated deficit of approximately $326.3 million. Our recurring losses from operations and negative cash flows from operations have raised substantial doubt regarding our ability to continue as a going concern, and as a result, our independent registered public accounting firm has noted this in the opinion they issued on our consolidated financial statements for the year ended December 31, 2017. As a result of the acquisitions of QuaDPharma in 2014 and Polymed in 2015, we started to generate revenue from those businesses. Our Commercial Platform also launched sales of generic injectable products in 2017. Product sales totaled $36.1 million, $19.4 million and 12.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	Continue to advance our lead programs, Orascovery and Src Kinase Inhibition research platforms, through clinical development;
•	Continue our current preclinical and clinical research program and development activities;
•	Seek to identify additional research programs and product candidate;
•	Continue investment in acquiring or in-licensing other drugs and technologies;
•	Continue investment in our manufacturing facilities;
•	Hire additional research, development and business personnel;
•	Maintain, expand and protect our intellectual property portfolio; and
•	Incur additional costs associated with operating as a public company.

In June 2017, we completed the initial public offering (IPO) of our common stock pursuant to a registration statement on Form S-1. In IPO, we sold an aggregate of 6,900,000 shares of our common stock, which included 900,000 shares of common stock purchased by the underwriters upon the full exercise of their options to purchase additional common stock, at a price to the public of $11.00 per share. We received aggregate cash proceeds of approximately $64.2 million from the initial public offering, net of underwriting discounts and commissions and offering expenses. Upon the initial public offering, convertible bonds with an aggregate principal value of $68.0 million, and a carrying value of $55.8 million, were converted into 7,727,273 shares of common stock at a 20% discount from the initial public offering price of $11.00 per share. On September 29, 2017, the remaining convertible bond with a principal value of $7.0 million was converted into 795,455 shares of common stock, at a 20% discount from the initial public offering price of $11.00 per share.

In January 2018, we completed an underwritten public offering of 4,300,000 shares of common stock at a public offering price of $15.25 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 645,000 shares of common stock at the same price. In February 2018, the underwriters partially exercised their option to purchase an additional 465,000 shares of common stock at the offering price of $15.25 per share. Net proceeds from this public offering were - approximately $68.1 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $4.5 million.

We have funded our operations to date primarily from the issuance and sale of our common stock, including public offerings, and convertible bonds and, to a lesser extent, through revenue generated from our Global Supply Chain Platform and Commercial Platform. Cash used in operations for the year ended December 31, 2017 was $81.5 million compared with cash used in operations of $47.9 million and $33.8 million for the year ended December 31, 2016 and December 31, 2015, respectively. As of December 31, 2017, we had cash and cash equivalents of $39.3 million and short-term investments of $11.8 million.

We believe that revenue generated from our Global Supply Chain Platform and Commercial Platform will grow at a steady pace in the years ahead. However, due to both unforeseeable factors such as global political and economic changes and foreseeable factors such as market competition, revenue generated from these segments might not be sufficient to meet their operating costs. Therefore, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We cannot assure you that we will be profitable or generate positive cash flow from operating activities in the next three years, or at all.

Components of Statements of Operations

Revenue

We derive our consolidated revenue primarily from (i) the sales of API and medical devices by our Global Supply Chain Platform; (ii) the sales of generic injectable products by our Commercial Platform; (iii) licensing and collaboration projects conducted by our Oncology Innovation Platform, which generates revenue in the form of upfront payments, milestone payments and payments received for providing research and development services for our collaboration projects and for other third parties; and (iv) grant awards from government agencies and universities for our continuing research and development efforts. The following table sets forth the components of our consolidated revenue and the amount as a percentage of total revenue for the periods indicated.

	Year ended December 31,
	2017		2016		2015
	(in thousands)%		(in thousands)%		(in thousands)%
Product sales, net	$36,106	95%	$19,394	94%	$12,816	92%
Licensing fees and consulting revenue	1,105	3%	392	2%	314	2%
Grant revenue	832	2%	765	4%	814	6%
	$38,043		$20,551		$13,944

We do not anticipate revenue being generated from sales of our product candidates under development in our Oncology Innovation Platform until we have obtained regulatory approval. We cannot assure you that we will succeed in achieving regulatory approval for our drug candidates as planned, or at all.

Cost of Product Sales

Along with sourcing from third party manufacturers, we manufacture our clinical products in our cGMP facility in New York and APIs at our cGMP facility in China. Cost of sales primarily includes the cost of finished products, raw materials, labor costs, manufacturing overhead expenses, reserves for expected scrap, as well as transportation costs. Cost of product sales also includes depreciation expense for production equipment, changes to our excess and obsolete inventory reserves, and certain direct costs such as shipping costs, net of costs charged to customers.

Research and Development Expenses

Research and development expenses consist of the costs associated with in licensing of product candidates, conducting preclinical studies and clinical trials, activities related to regulatory filings and other research and development activities. The following table sets forth the components of our research and development expenses and the amount as a percentage of total research and development expenses for the periods indicated.

	Year Ended December 31,
	2017		2016		2015
	(in thousands)%		(in thousands)%		(in thousands)%
Wages, benefits, and related costs	$12,190	16%	$19,531	32%	$6,660	27%
Clinical trial costs	31,070	40%	14,438	24%	8,617	35%
Preclinical research costs	3,101	4%	5,449	9%	7,946	33%
Drug licensing costs	22,298	29%	17,690	29%	—	0%
Other research and development costs	8,138	11%	3,516	6%	1,240	5%
Total research and development costs	$76,797		$60,624		$24,463

Our current research and development activities mainly relate to the clinical development of the following programs:

Orascovery platform—Comprised of our in-licensed and novel P-gp inhibitor, HM30181A, that is combined with various chemotherapeutic agents and enables them to be absorbed into the blood when given orally:

•	Oraxol, combining HM30181A with an oral dosage form of paclitaxel;
•	Oratecan, combining HM30181A with an oral dosage form of irinotecan;
•	Oradoxel, combining HM30181A with an oral dosage form of docetaxel;
•	Oratopo, combining HM30181A with an oral dosage form of topotecan; and
•	Oral eribulin, combining HM30181A with an oral dosage form of eribulin.

Src Kinase Inhibition platform—Targets the tyrosine kinase protein in regulating cell growth that leads to blockade of metastasis:

•	KX-01 ointment, Src kinase inhibitor that is being topically administered to treat skin cancers and pre-cancers;
•	KX-01 oral, Src kinase inhibitor that is being orally administered to treat certain solid and liquid tumors; and
•	KX-02, Src kinase inhibitor that is orally administered to treat brain cancer, such as glioblastoma multiforme (GBM).

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

We cannot determine with certainty the duration, costs and timing of the current or future preclinical or clinical studies of our drug candidates. The duration, costs, and timing of clinical studies and development of our drug candidates will depend on a variety of factors, including:

•	The scope, rate of progress, and costs of our ongoing, as well as, any additional clinical studies and other research and development activities;
•	Future clinical study results;
•	Uncertainties in clinical study enrollment rates;
•	Significant and changing government regulation; and
•	The timing and receipt of any regulatory approvals.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses primarily consist of compensation, including salary, employee benefits and stock-based compensation expenses for sales and marketing personnel, and for administrative personnel that support our general operations such as, executive management, legal counsel, financial accounting, information technology, and human resources personnel. SG&A expenses also includes professional fees for legal, patents, consulting, auditing and tax services, as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in selling, general and administrative activities. Further, we have incurred additional SG&A expenses in connection with operating as a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption pursuant to the JOBS Act.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the periods. We evaluate our estimates and judgments on an ongoing basis, including but not limited to, estimating the useful lives of long-lived assets, assessing the impairment of long-lived assets, stock-based compensation expenses, and the realizability of deferred income tax assets. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in the accounting estimates are likely to occur from period to period. Actual results could be significantly different from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates.

Revenue Recognition

We recognize product revenue when there is persuasive evidence of an arrangement, the price is fixed or determinable, collectability is reasonably assured, and upon shipment to customers or acceptance by customers.

We receive certain grant award funding to support our continuing research and developing efforts. We consider these grants to be operating revenue as they support our primary operating activities. Revenue is recognized when earned and when realized or realizable. Revenue from grant awards is deemed to be earned when all eligibility criteria are met.

We recognize revenue related to the license of certain intellectual properties and related consulting services when earned and when realized or realizable. Amounts received in advance are recorded as deferred revenue until earned. Out-license revenue is earned upon the achievement of milestone events by the licensees. Milestone events include execution of license agreements, completion of clinical studies of varying stages in various territories, regulatory approval of drugs in specific jurisdictions, among other events. After the licensees obtain regulatory approval and begin sales, we are entitled to royalties on net sales on most out-license agreements. Currently, all out-license agreements are in the milestone stage; no licensees have yet obtained regulatory approval of the licensed drugs.

Certain of our out-license agreements contain multiple elements and are accounted for in accordance with ASC 605-25—Revenue Recognition—Multiple-Element Arrangements. We identify the deliverables included within the arrangement and evaluate which deliverables represent separate units of accounting. The consideration received is then allocated among the separate units of accounting based on each unit’s relative selling price. We generally consider non-refundable milestone payments to be achieved as a result of our efforts to be substantive and recognize them as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Revenue related to agreements with multiple elements or milestone payments are not significant in the periods presented.

Commencing in 2017, our Commercial Platform has sold specialty products distributed through independent pharmaceutical wholesalers. The wholesalers then generally sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Sales are initially recorded at the list price sold to the wholesaler. Because these prices will be reduced for the end-user, we record a contra asset in accounts receivable and a reduction to revenue at the time of the sale, using the difference between the list price and the estimated end-user contract price. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user and such chargeback is offset against the initial estimated contra asset. As of December 31, 2017, our chargeback provision totaled $3.3 million.

We offer cash discounts on these specialty products, which approximate 2% of the gross sales price as an incentive for prompt customer payment. We expect that the wholesale customers will make timely payments and take advantage of the cash discounts, and expect customers to use their right of return. Therefore, at the time of sale, product revenue and accounts receivable are reduced by the full amount of the discount offered and the return expected. We consider payment performance and historical return rates and adjust the accrual to reflect actual experience. As of December 31, 2017, our accrual for cash discounts and return accrual were not material to the financial statements.

Research and Development Expenses

Research and development expenses represent costs associated with developing our proprietary drug candidates, our collaboration agreements for such drugs, and our ongoing clinical studies.

Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our drug candidates. Expenses related to clinical trials are accrued based on our estimates of the actual services performed by the third parties for the respective period. If the contracted amounts are revised or the scope of a contract is revised, we will modify the accruals accordingly on a prospective basis and will do so in the period in which the facts that give rise to the revision become reasonably certain.

Business Acquisitions, Intangible Assets, Goodwill, and Contingent Consideration

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses has been allocated to the underlying net assets of the acquired businesses based on estimates of their respective fair values. Total consideration for the three acquisitions was $5.5 million for QuaDPharma, $30.8 million for Polymed and $14.9 million for CDE. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The amount of goodwill recorded was $4.6 million for QuaDPharma, $22.2 million for Polymed and $11.4 million for CDE.

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. The fair values of intangible assets are determined using one of three valuation approaches: market, income, or cost. The selection of a particular method depends on the reliability of the available data and the nature of the asset. The market approach values the asset based on available market pricing for comparable assets. The income approach values the asset based on the present value of risk adjusted cash flows projected to be generated by the asset. The cost approach values the asset by determining the current cost of replacing that asset with another asset of equivalent economic utility. Because this process involves management making estimates with respect to future sales volumes, pricing, new product launches, government reform actions, anticipated cost environment and overall market conditions, and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. Definite-lived intangible assets are amortized over the expected life of the asset. If the carrying value of the indefinite-lived intangible asset exceeds management’s estimate of fair value or the projects have been abandoned, the asset is impaired, and we would record an impairment charge accordingly.

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. Goodwill is allocated to our reporting units based on the relative expected fair value provided by the acquisition. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component, or a combination thereof.

We perform an annual impairment assessment on October 1, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Impairment test approaches with a weighting of the Discounted Cash Flow (income approach) and Guideline Public Company method (market approach) are utilized. Weighting will most likely be greater for the market approach given the lack of historical results to be able to rely significantly on financial projections. The performance of the goodwill impairment test involves a two-step process. The first step is to estimate the fair value of each reporting unit and compare the fair value to the carrying value. For reporting units in which the step-one impairment assessment concludes that it is more likely than not that the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered to be impaired and we do not perform additional analysis. For reporting units in which the step-one impairment assessment concludes that it is more likely than not that the carrying value of the net assets assigned to that reporting unit exceeds the fair value of the reporting unit, we must perform the second step, which is to measure the amount of impairment. We then record the impairment loss equal to the difference between the fair value and the carrying value. None of our reporting units are at risk of failing step one of the impairment test, as the fair value is substantially in excess of the carrying value for each reporting unit.

We record contingent consideration resulting from a business acquisition at its estimated fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to contingent consideration recorded within selling, general and administrative expenses within the consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods, and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, sales targets, and profitability.

Significant judgment is employed in determining the assumptions utilized as of the acquisition date and for each subsequent measurement period. Accordingly, changes in assumptions described above could have a material impact on our consolidated results of operations.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and percentage. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Year ended December 31,
	2017	2016	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue	$38,043	$20,551	$17,492	85%
Cost of product sales	(25,122)	(19,718)	(5,404)	27%
Research and development expenses	(76,797)	(60,624)	(16,173)	27%
Selling, general, and administrative expenses	(46,112)	(25,956)	(20,156)	78%
Interest expense	(5,912)	(1,891)	(4,021)	NM
Unrealized loss on derivative liability	(15,411)	(533)	(14,878)	NM
Income tax (expense) benefit	(85)	265	(350)	-132%
Net loss	(131,396)	(87,906)	(43,490)
Less: net loss attributable to non-controlling interests	(226)	(191)	(35)	18%
Net loss attributable to Athenex, Inc.	$(131,170)	$(87,715)	$(43,455)

Revenue

Revenue for the year ended December 31, 2017 was $38.0 million, an increase of $17.5 million, or 85%, as compared to $20.5 million for the year ended December 31, 2016. The increase was primarily attributable to the launch of 11 specialty products through our Commercial Platform since March 2017, which contributed $17.2 million of the revenue increase in the current year. Revenue from licensing fees, proprietary product sales, and API product sales increased by $0.7 million, $0.2 million, and $0.1 million respectively. These were offset by decreases in medical device sales of $0.6 million and contract manufacturing revenue of $0.1 million.

Cost of Sales

Cost of product sales totaled $25.1 million for the year ended December 31, 2017, an increase of $5.4 million, or 27%, from the year ended December 31, 2016. The launch of our specialty products from the Commercial Platform in 2017 resulted in an increase of $10.5 million and the increase in proprietary product sales increased cost of product sales by $0.3 million. These were offset by a $5.4 million decrease in medical device and contract manufacturing cost of product sales. The increase in gross profit was driven primarily by the sale of Sodium Bicarbonate, of which there was a shortage since the third quarter of 2017. Changes in availability of products and market demand could increase or decrease our revenue and gross profit in the future.

Research and Development Expenses

Our research and development expenses increased by $16.2 million, or 27%, for the year ended December 31, 2017 from $60.6 million for the year ended December 31, 2016, primarily due to the advancement of our clinical pipeline and additional drug licensing fees, and included the following:

•	$16.6 million increase in the costs of clinical studies, primarily for Oraxol, KX-01 Ointment, and Oratecan;
•	$4.6 million increase resulting from drug licensing fees to Hanmi, Gland, and Amphastar;
•	$2.7 million increase in general product development and supplies related to 503B products;
•	$1.6 million increase in API research and development expenses; and
•	$0.3 million increase in the amortization of license fees.

These increases were partially offset by a $7.3 million decrease in compensation expenses due to a shift in focus of certain personnel to support selling, general, and administrative functions and additional R&D stock-based compensation in 2016 associated to the accelerated forgiveness of promissory notes from officers prior to our IPO, as well as a $2.3 million decrease in preclinical study costs as our proprietary drugs entered the clinical stages.

Selling, General and Administrative Expenses

Our selling, general, and administrative expenses increased by $20.2 million, or 78%, from $25.9 million in the year ended December 31, 2016 to $46.1 million in the year ended December 31, 2017 primarily due to an increase in employee compensation and selling and marketing costs and included the following:

•

$12.6 million increase in employee and executive compensation, due to the expansion of our sales and marketing force and a shift in focus of certain personnel to general and administrative functions, and stock-based compensation resulting from awards made upon the IPO;

•	$3.7 million increase in office expenses, rent and utilities, and other expenses related to the expansion of our business operations;
•	$3.1 million increase in selling and marketing costs related to the launch of our generic injectable products and the branding of our proprietary products; and
•	$0.8 million increase in professional fees, which included accounting, legal, and consulting fees.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and percentage. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,
	2016	2015	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue	$20,551	$13,944	$6,607	47%
Cost of sales	(19,718)	(13,153)	(6,565)	50%
Research and development expenses	(60,624)	(24,463)	(36,161)	148%
Selling, general, and administrative expenses	(25,956)	(27,036)	1,080	-4%
Interest expense	(1,891)	(1)	(1,890)	NM
Loss on derivative liability	(533)	—	(533)	NM
Income tax benefit	265	54	211	391%
Net loss	(87,906)	(50,655)	(37,251)	74%
Less: net loss attributable to non-controlling interests	(191)	(55)	(136)	247%
Net loss attributable to Athenex, Inc.	$(87,715)	$(50,600)	$(37,115)

Revenue

Our revenue increased by $6.6 million, or 47%, from the year ended December 31, 2015 to the year ended December 31, 2016, primarily due to an increase from sales primarily of API, of $6.5 million, a portion of which increase was due to the inclusion of Polymed in our consolidated financial statements for the full twelve months of activity in 2016 compared to only seven months of activity in 2015.

Cost of Product Sales

Our cost of sales similarly increased as a result of the June 1, 2015 acquisition of Polymed. Polymed’s cost of sales in 2016 was $14.2 million compared to the seven-month cost of sales of $9.2 million included in the consolidated operating results for the year ended December 31, 2015, a $5.0 million, or 54%, increase. Also, cost of sales at QuaDPharma increased by $1.8 million as a result of increased costs to support the internal production of clinical supplies.

Research and Development Expenses

Our research and development expenses increased by $36.2 million, or 148%, to $60.6 million in the year ended December 31, 2016 from $24.5 million in the year ended December 31, 2015, primarily due to the advancement of our clinical and preclinical pipeline, and included the following:

•	$17.7 million increase as a result of the increased costs of drug licensing;
•	$12.9 million increase in employee compensation expenses, including wages and benefits, as well as stock-based compensation, primarily attributable to increased headcount during 2016;
•	$7.4 million increase in costs of clinical studies, primarily for Oraxol and KX-01 ointment; and
•	$0.5 million increase in the office related costs.

The increases in research and development expenses were offset by $2.3 million of decreases in preclinical studies costs related to drugs that entered into clinical study phases.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $1.1 million, or 4%, from $27.0 million in the year ended December 31, 2015 to $26.0 million in the year ended December 31, 2016 primarily due to a decrease of expenses on professional services, and included the following:

•

$3.8 million decrease in professional fees, which included a decrease of $2.0 million of accounting, legal, and consulting fees associated with our public-private partnerships, a decrease of $1.1 million of legal fees for certain litigation settlement, and a decrease of $0.7 million of business acquisition related costs; and

•

This was partially offset by a $1.2 million increase of employee compensation, including wages and benefits, as well as stock-based compensation, primarily attributable to increased headcount, a $0.8 million increase in office related costs, and a $0.7 million increase in loss on disposal of long-lived assets.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and selling, general and administrative costs associated with our operations. We incurred net losses of $131.2 million, $87.9 million and $50.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December, 2017, we had an accumulated deficit of $326.2 million. Our primary use of cash is to fund research and development costs. Our operating activities used $81.5 million, $47.9 million and $33.8 million of cash during the years ended December 2017, 2016 and 2015, respectively. Our principal sources of liquidity as of December 31, 2017 were cash and cash equivalents totaling of $39.3 million and short-term investments totaling $11.8 million, which are generally U.S. government or high quality investment grade corporate debt securities.

Pursuant to our initial public offering in June 2017, we sold an aggregate of 6,900,000 shares of common stock at a price of $11.00 per share for cash proceeds of $64.2 million, net of underwriting discounts and commissions of $6.1 million and offering costs of $5.6 million. In January 2018, we completed a second public offering of 4,300,000 share of common stock at a price of $15.25 per share; in February 2018, the underwriters exercised their option to purchase an additional 465,000 shares of common stock at the public offering price of $15.25 per share. The net cash proceeds of this offering were $68.1 million, net of underwriting discounts and commissions of $3.8 million and offering costs of $0.7 million.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of December 31, 2017, in addition to the funds anticipated to be received in connection with our license agreement with Almirall, will enable us to fund our operating expenses and capital expenditures requirements at least through the fourth quarter of 2018. We expect that our expenses will increase substantially as we continue to fund clinical development of our Orascovery and Src Kinase Inhibition research programs, new and ongoing research and development activities and working capital and other general corporate purposes. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to accurately estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the “Risk Factors” section.

Our future capital requirements will depend on many factors, including:

•	our ability to generate revenue from our Commercial Platform or otherwise;
•	the costs, timing and outcome of regulatory reviews and approvals;
•	the ability of our drug candidates to progress through clinical development successfully;
•	the initiation, progress, timings, costs and results of nonclinical studies and clinical trials for our other programs and potential drug candidates;
•	the number and characteristics of the drug candidate we pursue;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property related claims;
•	the extent to which we acquire or in-license other products and technologies; and
•	our ability to maintain and establish collaboration arrangements on favorable terms, if at all.

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

Cash kept in our subsidiaries in China is subject to PRC regulations restricting transfer of funds overseas. Thus, our PRC subsidiaries are restricted in their ability to transfer their net assets to us as cash dividends, loans or advances. As of December 31, 2017, we had cash and cash equivalents of approximately $4.0 million at our Chinese subsidiaries. Although we do not currently require any such dividends, loans or advances from our PRC subsidiaries to fund our operations, should we require additional sources of liquidity in the future, such restrictions may have a material adverse effect on our liquidity and capital resources.

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(81,512)	$(47,870)	$(33,756)
Net cash (used in) provided by investing activities	(10,018)	2,659	(16,909)
Net cash provided by financing activities	96,896	35,272	76,302
Net effect of foreign exchange rate changes	793	(431)	337
Net increase (decrease) in cash and cash equivalents	$6,159	$(10,370)	$25,974

Net Cash Used in Operating Activities

The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The primary use of our cash in all periods presented was to fund our research and development, regulatory and other clinical trial costs, drug licensing costs, inventory purchase, and other expenditures related to sales, marketing and administration. Our prepaid expenses and other current assets, accounts payable and accrued expense balances in all periods presented were affected by the timing of vendor invoicing and payments.

During the year ended December 31, 2017, operating activities used $81.5 million of cash, which resulted principally from our net loss of $131.4 million, adjusted for non-cash charges of $54.0 million and partially offset by $0.3 million change in deferred income taxes. Cash used in our operating assets and liabilities was $3.8 million. Our net non-cash charges during the year ended December 31, 2017 primarily consisted of $3.7 million in depreciation and amortization expense, $14.6 million in stock-based compensation expense, $15.4 million in fair value change of derivative liabilities, $3.3 million in amortization of debt discount, $13.3 million license in fees settled with convertible bond and stock and $2.8 million in interest incurred on converted bonds.

During the year ended December 31, 2016, operating activities used $47.9 million of cash, which resulted principally from our net loss of $87.9 million, adjusted for non-cash charges of $24.7 million which was partially offset by $0.5 million change in deferred income taxes. Cash provided from our operating assets and liabilities was $15.8 million. Our net non-cash charges during the year ended December 31, 2016 primarily consisted of $2.0 million in depreciation and amortization expense, $19.5 million in stock-based compensation expense, and $1.0 million in loss on disposal of assets and impairment charges.

During the year ended December 31, 2015, our operating activities used $33.8 million of cash, which resulted principally from our net loss of $50.7 million, adjusted for non-cash charges of $16.9 million and offset by $0.3 million change in deferred income taxes. Cash provided from our operating assets and liabilities was $0.2 million. Our net non-cash charges during the year ended December 31, 2015 primarily consisted of $0.9 million of depreciation and amortization expense, $15.5 million of stock-based compensation expense, and a $0.5 million increase from changes in fair value of contingent consideration.

Net Cash (Used in) Provided by Investing Activities

In 2017, cash used in investing activities of $10.0 million was primarily attributable to $5.4 million in purchasing property and equipment, $3.1 million in net purchasing short-term investments and $1.6 million in payment for licenses.

In 2016, cash provided by investing activities was $2.7 million, consisting of $5.5 million in sales of short-term investments and $1.0 million in receipt of refundable deposit, partially offset by $2.7 million in payment for licenses and $1.5 million in purchasing property and equipment.

In 2015, cash used in investing activities was $16.9 million, consisting of $11.1 million in acquisition-related cash payment, $3.3 million in purchase of property and equipment, $3.2 million in net purchasing short-term investments, $1.0 million payment of deposit, partially offset by $1.7 million cash acquired through acquisition.

Net Cash Provided by Financing Activities

In 2017, cash provided by financing activities was $96.9 million, consisting primarily of $75.9 million in net proceeds received from the sales of common stock, $30.0 million from the issuance of convertible bonds and $2.3 million from the exercise of options to purchase common stock, offset by $10.2 million in certain offering costs and $1.2 million in repayment of capital lease obligations and long-term debt.

In 2016, cash provided by financing activities was $35.3 million, consisting primarily of $38.0 million in proceeds from the issuance of convertible bonds and $8.5 million from the sales of common stock, partially offset by $5.9 million in purchase of treasury stock, $3.2 million in payment of contingent consideration, $1.5 million in offering costs and $1.3 million in repayment of capital lease obligation and long-term debt.

In 2015, cash provided by financing activities was $76.3 million, consisting of $78.8 million in net proceeds received from the sales of common stock, partially offset by $1.3 million in purchase of treasury stock, $1.0 million in offering costs and $0.7 million in repayment of capital lease obligation and long-term debt.

Indebtedness

We had $2.0 million and $41.8 million of debt as of December 31, 2017 and 2016, respectively. This consisted of three seller promissory notes that were negotiated as part of the Polymed acquisition, a mortgage under CDE, capital lease obligations, and convertible loan agreements entered into in 2016.

The Polymed promissory notes have a 36-month maturity beginning on July 1, 2015 and ending on June 1, 2018 with a 6% stated interest rate. The outstanding principal on the Polymed promissory notes was $0.5 million and $1.6 million as of December 31, 2017 and December 31, 2016, respectively.

In connection with the acquisition of CDE, we assumed a mortgage liability associated with the manufacturing plant asset in the PRC. The mortgage payments extend through July 30, 2018. The remaining mortgage principal payment of $0.8 million is due in 2018.

In 2017 and 2016, the Company issued convertible bonds with an aggregate principal value of $75.0 million and a maturity date of October 1, 2018. Of the convertible bonds issued, an aggregate principal of $24.0 million were issued to related parties. On June 14, 2017, the IPO date, $68.0 million of these bonds, which had a carrying value of $55.8 million, were converted into 7,727,273 shares of common stock.

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

Capital Expenditures

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	Our ability to generate revenue; and
•	Fluctuations in working capital.

Our primary short term capital needs, which are subject to change, include expenditures related to:

•	Continuous support of the development and research of our proprietary drug products;
•	Build out of our new API plant in China and improvements in our existing manufacturing capacity and efficiency;
•	New research and product development efforts; and
•	Support of our commercialization efforts related to our current and future products.

Although we believe the foregoing items reflect our most likely uses of cash in the short term, we cannot predict with certainty all of our short-term cash uses or the timing or amounts of cash used. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain credit financing. This capital may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may include restrictive covenants.

In 2015, we entered into two public-private partnerships. New York State is investing in a 315,000 square foot, ISO Class 5 high potency oral and sterile injectable pharmaceutical manufacturing facility, which will be built in Dunkirk, New York. We have agreed to utilize this facility to manufacture our proprietary products upon approval of the drugs and completion of the facility. The estimated cost of the facility will be approximately $200 million, and we will be able to occupy the space on concessionary terms. In Chongqing, China, funded by the Banan District government, a GMP API and a GMP pharmaceutical manufacturing plant will be built, which we will occupy on concessionary terms. We plan to utilize these plants to manufacture API and the finished drugs in which these API will be used. We do not have significant construction period risks. New York State and the Banan District government will fund a majority of the construction costs and hold ownership of the manufacturing and office facilities. In addition, in July 2017 we entered into a 20-year payment in-lieu of tax agreement for the construction of our Dunkirk facility with the CCIDA, valued at approximately $9.1 million. In December 2017, we entered into an agreement with M+W U.S., Inc., or M+W, whereby M+W will be responsible for the design and construction of the Dunkirk facility at a cost estimated between $205 million and $210 million, of which up to $200 million will be paid by a grant from the State of New York, with the remaining amount being paid by us. Payments under the December 2017 agreement will be made to M+W over time based upon completion of certain milestones under the agreement, and ESD must approve any payment from the grant funds.

Future Capital Requirements

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our current operating plans through at least the end of 2018. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2017 is as follows:

	Payments Due by Period				Total
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Amounts Committed
	(in thousands)
Operating leases	$2,138	$4,630	$5,227	$3,091	$15,086
Long-term debt	835	—	—	—	835
Long-term debt - related parties	491	—	—	—	491
Licensing fees	5,729	—	—	—	5,729
Capital leases	180	393	82	—	655
	$9,373	$5,023	$5,309	$3,091	$22,796

The operating leases include (1) the rental of our global headquarters in the Conventus Center for Collaborative Medicine in Buffalo, NY and (2) the rental of our research and development facility in the IC Development Centre in Hong Kong and (3) the rental of the Commercial Platform headquarters in Chicago, IL and (4) the rental of our clinical research headquarters in Cranford, NJ and (5) the rental of our clinical data management center in Taipei, Taiwan and (6) the rental of our Global Supply Chain distribution office in Houston, TX and (7) the rental of our Global Supply Chain API manufacturing facility in Chongqing, China. These locations represent $9.3 million, $0.2 million, $2.7 million, $0.4 million, $0.8 million, $0.2 million, and $1.5 million, respectively, of the total amounts committed.

Off Balance Sheet Arrangements

We do not maintain any off balance sheet partnerships, arrangements, or other relationships with unconsolidated entities or others, often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Impact of Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the FASB, SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. Refer to Note 2 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other that the U.S. dollar, a majority of which is denominated in Renminbi. In 2017, 2016 and 2015, approximately 7%, 7% and13%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $39.3 million and short-term investments of $11.8 million as of December 31, 2017, which consisted primarily of U.S. government or high quality investment grade corporate debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Credit Risk

We had cash and cash equivalents of $39.3 million, $33.1 million and $43.5 million and marketable securities of $11.8 million, $8.6 million and $14.1 million at December 31, 2017, 2016, and 2015, respectively. Substantially all of our bank deposits are in major financial institutions, which we believe are of high credit quality. The primary objectives of our investment activities are to preserve principle, provide liquidity and maximize income without significant increasing risk.

We make periodic assessments of the recoverability of trade and other receivables and amounts due from related parties. Our historical experience in collection of receivables falls within the recorded allowances, and we believe that we have made adequate provision for uncollectible receivables.

Inflation

Inflationary factors, such as increases in our cost of sales and SG&A expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our net income and SG&A expenses as a percentage of our revenue if the selling prices of our products do not increase as much or more than these increased costs.

Jumpstart Our Business Startups Act of 2012 (JOBS Act)

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering in June 2017; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Athenex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athenex, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error of fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 26, 2018

We have served as the Company’s auditor since 2015.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$39,284	$33,125
Short-term investments	11,753	8,628
Accounts receivable, net of chargebacks, allowance for doubtful accounts, and other deductions of $3,795 and $155, respectively	8,468	2,777
Inventories	16,561	4,240
Prepaid expenses and other current assets	7,692	3,153
Total current assets	83,758	51,923
Property and equipment, net	9,651	5,810
Investment	328	340
Goodwill	37,795	37,552
Intangible assets, net	8,572	8,464
Deferred income tax asset	121	—
Other long-term assets	188	1,801
Total assets	$140,413	$105,890
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,659	$7,174
Accrued expenses	26,978	18,956
Current portion of long-term debt - related parties	491	1,123
Current portion of long-term debt	1,015	766
Total current liabilities	45,143	28,019
Long-term liabilities:
Deferred compensation	2,313	2,174
Deferred rent	1,760	904
Deferred income tax liability	—	206
Capital lease obligation	475	—
Long-term debt - related parties	—	496
Convertible bonds	—	14,498
Convertible bonds - related parties	—	16,129
Derivative liability	—	8,795
Total liabilities	49,691	71,221
Commitments and contingencies (Note 20)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at December 31, 2017 and 2016; 59,894,362 and 42,342,706 shares issued at December 31, 2017 and 2016, respectively; 58,221,442 and 40,685,786 shares outstanding at December 31, 2017 and 2016, respectively	60	42
Additional paid-in capital	423,805	237,581
Accumulated other comprehensive loss	(146)	(1,304)
Accumulated deficit	(326,276)	(195,106)
Less: treasury stock, at cost; 1,672,920 and 1,656,920 shares at December 31, 2017 and 2016, respectively	(7,406)	(7,406)
Total Athenex, Inc. stockholders' equity	90,037	33,807
Non-controlling interests	685	862
Total stockholders' equity	90,722	34,669
Total liabilities and stockholders' equity	$140,413	$105,890

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Product sales, net	$36,106	$19,394	$12,816
License fees and consulting revenue	1,105	392	314
Grant revenue	832	765	814
Total revenue	38,043	20,551	13,944
Costs and operating expenses:
Cost of sales	25,122	19,718	13,153
Research and development expenses	76,797	60,624	24,463
Selling, general, and administrative expenses	46,112	25,956	27,036
Total costs and operating expenses	148,031	106,298	64,652
Operating loss	(109,988)	(85,747)	(50,708)
Interest expense	5,912	1,891	1
Loss on derivative liability	15,411	533	—
Loss before income tax expense (benefit)	(131,311)	(88,171)	(50,709)
Income tax expense (benefit)	85	(265)	(54)
Net loss	(131,396)	(87,906)	(50,655)
Less: net loss attributable to non-controlling interests	(226)	(191)	(55)
Net loss attributable to Athenex, Inc.	$(131,170)	$(87,715)	$(50,600)
Unrealized gain (loss) on investment, net of income taxes	(26)	(33)	91
Foreign currency translation adjustment, net of income taxes	1,184	(1,048)	(397)
Comprehensive loss	$(130,012)	$(88,796)	$(50,906)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (Note 17)	$(2.63)	$(2.19)	$(1.50)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (Note 17)	49,960,925	40,120,908	33,765,751

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated			Total
			Additional		other			Athenex, Inc.	Non-	Total
	Common Stock		paid-in	Accumulated	comprehensive	Treasury Stock		stockholders'	controlling	stockholders'
	Shares	Amount	capital	deficit	loss	Shares	Amount	equity	interests	equity
Balance at December 31, 2014	23,649,044	$24	$86,064	$(56,791)	$83	(422,328)	$(1,545)	$27,835	$—	$27,835
Issuance of common stock	13,050,924	13	85,355	—	—	—	—	85,368	—	85,368
Issuance of common stock in connection with acquisition of Polymed	1,538,464	1	11,537	—	—	—	—	11,538	—	11,538
Issuance of common stock in connection with acquisition of CDE	1,651,264	1	14,860	—	—	—	—	14,861	—	14,861
Cost of equity raise	—	—	(13)	—	—	—	—	(13)	—	(13)
Stock awarded to directors and officers	410,668	1	2,559	—	—	—	—	2,560	—	2,560
Stock-based compensation cost	—	—	8,932	—	—	—	—	8,932	—	8,932
Notes receivable from officers	—	—	(6,632)	—	—	—	—	(6,632)	—	(6,632)
Vesting of restricted stock	—	—	4,035	—	—	—	—	4,035	—	4,035
Stock options exercised	29,760	—	61	—	—	—	—	61	—	61
Repurchase of stock options and warrants	—	—	(79)	—	—	—	—	(79)	—	(79)
Non-controlling interests	—	—	—	—	—	—	—	—	539	539
Net loss	—	—	—	(50,600)	—	—	—	(50,600)	(55)	(50,655)
Other comprehensive loss, net of tax	—	—	—	—	(306)	—	—	(306)	—	(306)
Balance at December 31, 2015	40,330,124	40	206,679	(107,391)	(223)	(422,328)	(1,545)	97,560	484	98,044
Issuance of common stock	1,133,332	1	8,499	—	—	—	—	8,500	—	8,500
Issuance of common stock in connection with satisfaction of contingent consideration	315,810	1	2,842	—	—	—	—	2,843	—	2,843
Stock-based compensation cost	—	—	10,977	—	—	—	—	10,977	—	10,977
Vesting of restricted stock	50,000	—	8,534	—	—	—	—	8,534	—	8,534
Repurchase of common stock	—	—	—	—	—	(1,234,592)	(5,861)	(5,861)	—	(5,861)
Stock options and warrants exercised	513,440	—	50	—	—	—	—	50	—	50
Non-controlling interests	—	—	—	—	—	—	—	—	569	569
Net loss	—	—	—	(87,715)	—	—	—	(87,715)	(191)	(87,906)
Other comprehensive loss, net of tax	—	—	—	—	(1,081)	—	—	(1,081)	—	(1,081)
Balance at December 31, 2016	42,342,706	42	237,581	(195,106)	(1,304)	(1,656,920)	(7,406)	33,807	862	34,669
Sale of common stock, net of costs and discounts of $11,706	6,900,000	7	64,187	—	—	—	—	64,194	—	64,194
Conversion of bonds	8,522,728	9	98,920	—	—	—	—	98,929	—	98,929
Stock-based compensation cost	400,000	—	12,431	—	—	—	—	12,431	—	12,431
Research and development licensing fee satisfied with stock	568,182	1	6,249	—	—	—	—	6,250	—	6,250
Vesting of restricted stock	421,982	—	2,160	—	—	—	—	2,160	—	2,160
Stock options and warrants exercised	738,764	1	2,277	—	—	—	—	2,278	—	2,278
Repurchase of common stock	—	—	—	—	—	(16,000)	—	—	—	—
Non-controlling interests	—	—	—	—	—	—	—	—	49	49
Net loss	—	—	—	(131,170)	—	—	—	(131,170)	(226)	(131,396)
Other comprehensive income, net of tax	—	—	—	—	1,158	—	—	1,158	—	1,158
Balance at December 31, 2017	59,894,362	$60	$423,805	$(326,276)	$(146)	(1,672,920)	$(7,406)	$90,037	$685	$90,722

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(131,396)	$(87,906)	$(50,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,673	2,026	888
Stock-based compensation expense	14,591	19,511	15,527
Change in fair value of contingent consideration	—	53	491
Loss on derivative liability	15,411	533	—
Amortization of debt discount	3,349	889	—
Deferred rent expense	856	649	—
Loss on disposal of assets and impairment charges	80	1,034	31
Research and development license fees settled with convertible bond and stock	13,250	—	—
Interest incurred on converted bonds	2,759	—	—
Deferred income taxes	(327)	(491)	(270)
Changes in operating assets and liabilities:
Receivables, net	(5,691)	1,055	1,081
Prepaid expenses and other assets	(4,537)	(359)	(1,394)
Inventories	(12,321)	(984)	786
Accounts payable and accrued expenses	18,791	16,120	(241)
Net cash used in operating activities	(81,512)	(47,870)	(33,756)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	335	—
Purchase of property and equipment	(5,440)	(1,487)	(3,310)
Receipts of refundable deposit	110	1,000	(1,000)
Payments for licenses	(1,550)	(2,700)	(50)
Acquisition of Polymed, net of cash acquired	—	—	(11,076)
Acquisition of CDE, net of cash acquired	—	—	1,699
Purchases of short-term investments	(55,282)	(9,750)	(15,787)
Sale of short-term investments	52,144	15,261	12,615
Net cash (used in) provided by investing activities	(10,018)	2,659	(16,909)
Cash flows from financing activities:
Proceeds from sale of stock	75,900	8,500	78,768
Proceeds from issuance of convertible bonds	30,000	38,000	—
Costs incurred related to the sale of stock	(10,168)	(1,537)	(1,013)
Proceeds from exercise of stock options	2,278	50	61
Investment from non-controlling interest	49	569	539
Payment of contingent consideration	—	(3,184)	—
Repurchase of options and warrants	—	—	(79)
Repayment of capital lease obligations and long-term debt	(1,163)	(1,265)	(724)
Purchase of treasury stock	—	(5,861)	(1,250)
Net cash provided by financing activities	96,896	35,272	76,302
Net increase (decrease) in cash and cash equivalents	5,366	(9,939)	25,637
Cash and cash equivalents, beginning of period	33,125	43,495	17,521
Effect of exchange rate changes on cash and cash equivalents	793	(431)	337
Cash and cash equivalents, end of period	$39,284	$33,125	$43,495
Supplemental cash flow disclosures
Interest paid	$109	$144	$92
Income taxes paid	$244	$329	$146
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$156	$348	$239
Cost of equity raise in accounts payable and accrued expenses	$188	$264	$—
Convertible bond issued in lieu of licensing cash payment	$7,000	$—	$—
Common stock issued in lieu of licensing cash payment	$6,250	$—	$—
Common stock issued upon the conversion of bonds and derivative liability	$98,929	$—	$—
Property and equipment financed under capital lease	$688	$—	$—
Stock issued in connection with the acquisition of QuaDPharma	$—	$343	$—
Stock issued in connection with the acquisition of Polymed	$—	$2,500	$11,538
Stock issued in connection with the acquisition of CDE	$—	$—	$14,681
Fair value of acquisition-related contingent consideration	$—	$—	$4,488
Notes payable assumed in connection with the acquisition of Polymed	$—	$—	$3,275
Mortgage assumed in connection with the acquisition of CDE	$—	$—	$1,099
Note receivable for restricted stock granted to officers	$—	$—	$6,600

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY AND NATURE OF BUSINESS

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

Athenex is a global biopharmaceutical company dedicated to the discovery, development and commercialization of novel therapies for the treatment of cancer. The Company’s mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. The Company has generated its clinical product candidates through its Orascovery and Src Kinase Inhibition research platforms, which are based on their understanding of human absorption biology and novel kinase binding selection, respectively. The Company has assembled a leadership team and have established global operations in the U.S. and China across the pharmaceutical value chain to execute its mission to become a global leader in bringing innovative cancer treatments to the market and improve health outcomes. The Company’s primary activities since commencement have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, and conducting clinical trials.

Significant Risks and Uncertainties

The Company has incurred operating losses since its inception and, as a result, as of December 31, 2017 and 2016 had an accumulated deficit of $326.3 million and $195.1 million, respectively. Operations have been funded primarily through the sale of common stock and, to a lesser extent, from convertible bond financing and grant funding. The Company will require significant additional funds to conduct clinical trials and to fund its operations. There can be no assurances, however, that additional funding will be available on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. The Company believes that it will be able to obtain additional working capital through equity financings or other arrangements to fund operations, including additional public offerings; however, there can be no assurance that such additional financing, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, the Company will need to reevaluate future operating plans. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

Athenex is subject to a number of risks similar to other biopharmaceutical companies, including, but not limited to, the lack of available capital, possible failure of preclinical testing or clinical trials, inability to obtain marketing approval of product candidates, competitors developing new technological innovations, market acceptance of the Company’s products, and protection of proprietary technology. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate sufficient product revenue and might not, if ever, achieve profitability.

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

Basis of Presentation and Principles of Consolidation

These consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. Intercompany transactions and balances have been eliminated.

Use of Estimates

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Such management estimates include those relating to assumptions used in contract research accruals, measurement of acquired assets and assumed liabilities in business combinations, allowance for doubtful accounts, inventory reserves, the valuation of the derivative liability, income taxes, the estimated useful life and recoverability of long-lived assets, and the valuation of stock-based awards. Actual results could differ from those estimates.

Functional Currency

Assets and liabilities of subsidiaries that prepare financial statements in currencies other than the U.S. dollar are translated using rates of exchange as of the balance sheet date and the statements of operations and comprehensive loss are translated at the average rates of exchange for each reporting period. The Company recorded a foreign currency translation gain of $1.2 million and loss of $1.0 million and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in checking, money market accounts, as well as certificates of deposit. The Company generally does not enter into investments for trading or speculative purposes, rather to preserve its capital for the purpose of funding operations.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based upon a history of past write-offs, the age of the receivables, and current credit conditions.

Inventories

Inventories for clinical trials are stated at the lower of cost and net realizable value, with approximate cost being determined on a first-in-first-out basis. Active pharmaceutical ingredient (“API”) inventory is stated at the lower of cost and net realizable value, with approximate cost being determined on a weighted average basis.

The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and is charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property and Equipment, net

Property and equipment are recorded at cost or acquisition date fair value in a business acquisition. Depreciation is recorded over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life or term of the lease. Upon retirement or disposal, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is recorded to general and administrative expense in the consolidated statements of operations and comprehensive loss. Routine expenditures for maintenance and repairs are expensed as incurred.

Estimated useful lives for property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Land	Not depreciated
Equipment	5 - 8 years
Furniture and fixtures	5 years
Computer hardware	3 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Construction in process	Not depreciated

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, marketable securities, an investment, accounts receivable, accounts payable, accrued liabilities, a derivative liability and debt. Marketable securities, the investment, and the derivative liability are stated at fair value. Cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

Investment

The Company’s investment is classified as an available-for-sale security which is reported at fair value with unrealized gains and losses, net of related income taxes, recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Unrealized losses that are considered to be other-than-temporary are expensed in the consolidated statements of operations and comprehensive loss as an impairment charge.

The Company considers available evidence in evaluating potential other-than-temporary impairments of its investment, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. Realized gains and losses on sales of the securities are included in the consolidated statement of operations and comprehensive loss as financial income or expenses. Unrealized gains and losses resulting from changes in the fair value of the securities are recognized in other comprehensive income.

Business Acquisitions

The Company accounts for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Identifiable amortizing intangible assets are recorded on the consolidated balance sheet at fair value and amortized over their estimated useful lives. Acquisition-related costs are expensed as incurred. Any excess of the consideration transferred over the estimated fair values of the net assets acquired is recorded as goodwill.

Goodwill

The Company tests goodwill for impairment annually on October 1st, the Company’s annual goodwill impairment measurement date, or more frequently if a triggering event occurs. The Company has three operating segments: Oncology Innovation Platform, Commercial Platform, and Global Supply Chain Platform which has two components: Polymed and QuaDPharma. Accordingly, the Company has four reporting units: Oncology Innovation Platform, Commercial Platform, Polymed, and QuaDPharma, all of which have discrete financial information that are reviewed by segment managers. Goodwill is assigned to three reporting units: Oncology Innovation Platform, Polymed, and QuaDPharma. Goodwill impairment exists when the fair value of goodwill is less than its carrying value. The Company concluded that there was no impairment of goodwill for the years ended December 31, 2017, 2016, and 2015.

Intangible Assets, net

Intangible assets arising from a business acquisition are recognized at fair value as of the acquisition date. The Company amortizes intangible assets using the straight-line method. When the straight-line method of amortization is utilized, the estimated useful life of the intangible asset is shortened to assure the recognition of amortization expense corresponds with the expected cash flows. Other purchased intangibles, including certain licenses, are capitalized at cost and amortized on a straight-line basis over the license life, when a future economic benefit is probable and measurable. If a future economic benefit is not probable or measurable, the license costs are expensed as incurred within research and development expenses.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, excluding goodwill, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. Impairment charges of $0.1 million and $0.3 million were recorded for the years ended December 31, 2017 and 2016, respectively. There were no impairment charges in 2015. See Note 5—Goodwill and Intangible Assets, net for additional details.

Contingent Consideration

Contingent consideration arising from a business acquisition is included as part of the purchase price and is recorded at fair value as of the acquisition date. Subsequent to the acquisition date, the Company remeasures contingent consideration arrangements at fair value at each reporting period until the contingency is resolved. The changes in fair value are recognized within selling, general, and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss. Changes in fair values reflect new information about the likelihood of the payment of the contingent consideration and the passage of time.

Derivative Liability

The Company had recognized at fair value a derivative liability related to certain features embedded within the Company’s convertible bonds. The embedded derivative is accounted for as a derivative liability and it is re-measured to fair value as of each balance sheet date. The related remeasurement adjustments are recognized in the consolidated statements of operations and comprehensive loss. The Company records adjustments to the fair value of the derivative liability until the conversion or repayment of the convertible bonds occurs as discussed further in Note 10—Debt.

Treasury Stock

The Company records treasury stock activities at the cost of the acquired stock. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the stock) and then accumulated deficit.

Revenue Recognition

The Company recognizes product revenue when there is persuasive evidence of an arrangement, the price is fixed or determinable, collectability is reasonably assured, and upon shipment to or delivery and acceptance by customers. Service revenue is recognized in the period such services have been rendered.

The Company receives certain grant award funding to support its continuing research and development efforts. The Company considers these grants to be operating revenue as they support the Company’s primary operating activities. Revenue is recognized when earned and when realized or realizable. Revenue from grant awards is deemed to be earned when all eligibility criteria are met.

The Company recognizes revenue related to the license of certain intellectual properties and related consulting services when earned and when realized or realizable. Amounts received in advance are recorded as deferred revenue until earned.

Certain of the Company’s out-license agreements contain multiple elements and are accounted for in accordance with Accounting Standards Codification (“ASC”) 605-25—Revenue Recognition—Multiple-Element Arrangements. The Company identifies the deliverables included within the arrangement and evaluates which deliverables represent separate units of accounting. The consideration received is then allocated among the separate units of accounting based on each unit’s relative selling price. The Company generally considers non-refundable milestone payments to be achieved as a result of the Company’s efforts to be substantive and recognizes them as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Revenue related to agreements with multiple elements or milestone payments were not significant in the periods presented.

Commencing in 2017, the Company’s Commercial Platform has sold specialty products distributed through independent pharmaceutical wholesalers. The wholesalers then generally sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Sales are initially recorded at the list price sold to the wholesaler. Because these prices will be reduced for the end-user, the Company records a contra asset in accounts receivable and a reduction to revenue at the time of the sale, using the difference between the list price and the estimated end-user contract price. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user and such chargeback is offset against the initial estimated contra asset. As of December 31, 2017, the Company’s chargeback provision totaled $3.3 million.

The Company offers cash discounts on these specialty products, which approximate 2% of the gross sales price as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. The Company expects that its wholesale customers will make timely payments and take advantage of the cash discounts, and expects customers to use their right of return. Therefore, at the time of sale, product revenue and accounts receivable are reduced by the full amount of the discount offered and the return expected. The Company considers payment performance and historical return rates and adjusts the accrual to reflect actual experience. As of December 31, 2017, the Company’s accrual for cash discounts and return accrual were not material to the financial statements.

Research and Development Expenses

Costs for research and development (“R&D”) of products, including payroll, contractor expenses, and supplies, are expensed as incurred. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development arrangements, the obligations are recorded when the milestone results are probable of being achieved.

Deferred Offering Costs

Deferred offering costs consist of qualified legal, accounting and other direct costs related to the efforts to raise capital through a public sale of the Company’s common stock. Qualified offering costs deferred amounted to $0.2 million and $1.8 million as of December 31, 2017 and 2016, respectively.

Deferred Rent

Rent expense is recognized on a straight-line basis over the term of the lease. Lease incentives, including rent holidays provided by lessors and rent escalation provisions, are accounted for as deferred rent.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Changes in unrealized gains and losses on investments and foreign currency translation adjustments represent the differences between the Company’s net loss and comprehensive loss.

Stock-Based Compensation

Awards granted to employees

The Company recognizes stock-based compensation based on the grant date fair value of stock options granted to employees, officers, and directors. The Company used the Black-Scholes option pricing model to calculate the grant date fair value of stock options. The Black-Scholes option pricing model requires inputs for risk-free interest rate, dividend yield, volatility, fair value of common stock, and expected lives of the stock options. The risk-free rate for periods within the expected life of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant. No dividend yield is used, consistent with the Company’s history. Expected volatility is based on historical volatilities of the stock prices of peer biopharmaceutical companies. The fair value of common stock is based on the quoted market price of the Company’s common stock on grant date. The Company uses the simplified method for determining the expected lives of stock options. The Company recognizes compensation expenses based on the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting period.

Stock grants

The Company grants common stock to key officers and directors and records the fair value of these grants, based on the fair value of the common stock on the grant date, as compensation expense throughout the requisite service period.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax expense or benefit is the result of changes in the deferred income tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets where, based upon the available evidence, management concludes that it is more-likely-than not that the deferred income tax assets will not be realized. In evaluating its ability to recover deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Because of the uncertainty of the realization of the deferred income tax assets, the Company has recorded a valuation allowance against its deferred income tax assets.

Reserves are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more likely than not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in income tax expense (benefit); however, the Company currently has no interest or penalties related to income taxes.

Segment and Geographic Information

The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its operating results on an aggregate basis and at the operating segment level for purposes of allocating resources and evaluating financial performance. The Company has three business platforms which are the operating segments: (1) Oncology Innovation Platform, for the discovery and development of cancer supportive therapies, (2) Commercial Platform, the manufacturing and selling of commercial pharmaceutical products, and (3) Global Supply Chain Platform, the cGMP manufacturing and marketing of API, medical devices, and clinical products. Each operating segment has a segment manager who is held accountable for operations and operating results. Accordingly, the Company operates in three reportable segments.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company is substantially complete with its evaluation of adopting ASU 2014-09 and based upon this review, the standard is not expected to materially impact Company’s consolidated financial statements. The majority of the Company’s customer contracts, including contracts for commercial product sales, API product sales, and medical device sales consist of a single performance obligation for which revenue will continue to be recognized at the point of shipment or title transfer. Contracts for specialty product through the Company’s Commercial Platform include variable pricing. The Company will continue to estimate the transaction price, after all variable pricing factors, at the time of the sale and record net revenue as the performance obligation is satisfied. Revenue earned through these product groups amounted to 91%, 87%, and 82% of the Company’s total consolidated revenue for the years ended December 31, 2017, 2016, and 2015, respectively, and the revenue recognition for these product groups is not expected to change materially upon the adoption of ASU 2014-09. Licensing revenue, which is 3% of total consolidated revenue for the year ended December 31, 2017, includes several performance obligations and variable pricing. These revenues will be recognized at points-in-time as the performance obligations are satisfied. The Company is currently finalizing the required additional disclosures related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company has adopted this standard during the first quarter of 2018 using the modified retrospective approach and the cumulative catch-up of revenue on existing contracts is not expected to be material to the consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is required to be adopted retrospectively and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the effect of this standard on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash. The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017. This ASU is required to be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect of this standard on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation—Scope of Modification Accounting,” which provides guidance as to when a modification of a share-based award must be accounted for. In general, if a modification of the terms and conditions of an award does not change the fair value of the award (or calculated value or intrinsic value, if used instead of fair value), does not change the vesting conditions of the award, and does not change the classification of the award as an equity instrument or a liability instrument, then an entity need not account for the modification. This guidance is effective in the first quarter of fiscal year 2018. The new rules are applied prospectively to awards modified after the adoption date. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU requires inventory to be measured at the lower of cost and net realizable value. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is required to be applied prospectively, and early adoption is permitted. The Company adopted ASU 2015-11 effective January 1, 2017. Adoption of ASU 2015-11 did not have a significant impact on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification in the statement of cash flows. Effective January 1, 2017, the Company adopted ASU 2016-09. The standard eliminated the requirement to defer recognition of excess tax benefits related to employee share-based awards until they are realized through a reduction to income taxes payable. The Company applied the modified retrospective method and there was no cumulative-effect adjustment to retained earnings on January 1, 2017 as the increase in deferred income tax assets for previously unrecognized excess tax benefits was fully offset by a valuation allowance. As permitted by the ASU, the Company will continue to use an estimated forfeiture rate in determining stock-based compensation expense.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.” The primary purpose of the ASU is to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The ASU also applies the same test of goodwill to all reporting units, now including those with a zero or negative carrying amount of net assets. This ASU is required to be adopted on a prospective basis and is effective for any goodwill impairment tests in fiscal years beginning after December 15, 2019, although early adoption is permitted for any impairment tests performed after January 1, 2017. The Company has adopted the new guidance on a prospective basis during the first quarter of 2017. The adoption of this ASU has not impacted the Company’s consolidated financial statements.

3.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials and purchased parts	$1,471	$977
Work in progress	1,877	2,727
Finished goods	13,213	536
Total inventories	$16,561	$4,240

4. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2017	2016
Land	$1,196	$1,120
Equipment	5,123	3,955
Furniture and fixtures	975	836
Computer hardware	1,395	338
Leasehold improvements	1,326	948
Construction in process	3,225	670
Property and equipment, gross	13,240	7,867
Less: accumulated depreciation	(3,589)	(2,057)
Property and equipment, net	$9,651	$5,810

Depreciation expense amounted to $2.1 million, $1.2 million, and $0.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

5.	goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for each reporting unit with goodwill for the periods indicated are as follows (in thousands):

	QuaDPharma	Polymed	Oncology Innovation Platform	Total
Balance as of December 31, 2015	$4,586	$22,031	$11,379	$37,996
Effect of currency translation adjustment	—	(439)	(5)	(444)
Balance as of December 31, 2016	4,586	21,592	11,374	37,552
Effect of currency translation adjustment	—	332	(89)	243
Balance as of December 31, 2017	$4,586	$21,924	$11,285	$37,795

Intangible Assets, Net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	December 31, 2017
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$4,650	$1,173	$—	$3,477
Polymed customer list	1,593	675	—	918
Polymed technology	3,712	762	—	2,950
Product rights	530	132	—	398
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	1,106	—	80	1,026
Effect of currency translation adjustment	(197)	—	—	(197)
Total intangibles, net	$11,394	$2,742	$80	$8,572

	December 31, 2016
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$3,100	$315	$—	$2,785
QuaDPharma customer list	204	58	146	—
Polymed customer list	1,593	414	—	1,179
Polymed technology	3,712	437	—	3,275
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	1,884	—	248	1,636
Effect of currency translation adjustment	(411)	—	—	(411)
Total intangibles, net	$10,082	$1,224	$394	$8,464

As of December 31, 2017, licenses at cost include an Orascovery license of $0.4 million and licenses purchased from Gland Pharma Ltd (“Gland”) of $4.3 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase.

The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase.

The remaining intangible assets were acquired in connection with the acquisitions of QuaDPharma, Polymed, and CDE. Intangible assets are amortized using an economic consumption model over their useful lives. The QuaDPharma customer list was being amortized on a straight-line basis over 7 years. The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. The CDE in-process research and development, or IPR&D, will not be amortized until the related projects are completed. IPR&D will be tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). During the year ended December 31, 2017, the Company abandoned a project within IPR&D and therefore, the related balance of $0.1 million was written-off as impaired and is included within research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. During the year ended December 31, 2016, impairment charges of $0.2 million and $0.1 million were recorded within research and development costs and selling, general, and administrative costs, respectively, in the 2016 consolidated statement of operations and comprehensive loss. The charge of $0.2 million was due to the impairment of CDE’s IPR&D. One drug development project included within IPR&D was abandoned and therefore the related balance was written off as impaired. The charge of $0.1 million was due to the impairment of the QuaDPharma customer list. This was due to the business model change of QuaDPharma from a contract manufacturer to a facility primarily producing FDA shortage products under 503B regulations, which changed the Company’s anticipated use of the customer list. The weighted-average useful life for all intangible assets was 7.56 years as of December 31, 2017.

The Company recorded $1.6 million, $0.8 million, and $0.4 million of amortization expense for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company expects amortization expense related to its finite-lived intangible assets for the next 5 years and thereafter to be as follows as of December 31, 2017 (in thousands):

Year ending December 31:	Estimated Amortization Expense
2018	$1,588
2019	1,588
2020	1,588
2021	1,127
2022	392
Thereafter	1,460
$7,743

6.	fair value measurements

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

Level 1—Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the plan has the ability to access.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the years ended 2017, 2016, or 2015.

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2017 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$13,804	$13,804	$—	$—
Short-term investments - commercial paper	14,982	—	14,982	—
Short-term investments - corporate notes	2,824	—	2,824	—
Short-term investments - corporate U.S. government bonds	5,006	—	5,006	—
Investment	328	328	—	—
Total assets	$36,944	$14,132	$22,812	$—

	Fair Value Measurements at December 31, 2016 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$6,522	$6,522	$—	$—
Marketable securities - certificate of deposit	8,625	8,625	—	—
Investment	340	340	—	—
Total assets	$15,487	$15,487	$—	$—
Liabilities:
Derivative liability	$8,795	$—	$—	$8,795
Total liabilities	$8,795	$—	$—	$8,795

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

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange. As of December 31, 2017 and 2016, the Company’s investment in PharmaEssentia is valued at the reported closing price. This investment is classified as a level 1 investment.

The Company bifurcated the embedded derivative feature from its convertible bonds and recorded such as a long-term liability. The derivative liability was measured at fair value as of the issuance date and remeasured at fair value at the end of the reporting period. The liability is measured at fair value using level 3 inputs. The derivative liability is discussed further in Note 10—Debt.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Derivative Liability
Balance as of December 31, 2015	$—
Issuance of convertible bonds with embedded derivative	8,262
Change in fair value	533
Balance as of December 31, 2016	8,795
Issuance of convertible bonds with embedded derivative	13,172
Change in fair value	15,411
Conversion of derivative liability to common stock	(37,378)
Balance as of December 31, 2017	$—

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Accrued wages and benefits	$3,817	$1,828
Accrued clinical expenses	3,826	1,080
Accrued operating expenses	1,529	1,057
Deferred revenue	1,202	237
Accrued cost of equity raise	186	264
Accrued R&D licensing fees	5,729	12,988
Accrued inventory purchases	6,835	—
Accrued tax withholdings	357	—
Accrued selling fees and rebates	788	—
Accrued construction costs	2,709	—
Accrued consulting costs	—	515
Accrued interest	—	987
Total accrued expenses	$26,978	$18,956

The accrued construction costs relate to the building of the manufacturing facility in Dunkirk, NY (refer to Note 14 – Business and Economic Collaborative Agreements). These Company will be reimbursed by the State for these costs.

8.	INCOME TAXES

On December 22, 2017, the Tax Reform Act was signed into law. This legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its net U.S. deferred income tax liabilities at December 31, 2017. The Company has reduced its income tax expense from continuing operations by approximately $34.1 million due to the revaluation of U.S. deferred tax liabilities, offset by a valuation allowance. The valuation allowance for deferred tax assets decreased by $1.9 million for the year ended December 31, 2017 and increased by $30.9 million for the year ended December 31, 2016.  The 2017 change in the valuation allowance was due to an increase of deferred income tax assets of approximately $32.3 million mainly due to an increase in net operating losses and a reduction of deferred tax assets of approximately $34.2 million due to the revaluation of the deferred taxes due to the enactment of the Tax Reform Act.

The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The one-time transition tax is based on the Company’s total post-1986 earnings and profits for which it has previously deferred from U.S. income taxes. The Company did not record a provisional amount in income tax expense for the transition tax as it has accumulated losses in its foreign subsidiaries, and thus does not anticipate being subject to the transition tax.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it also includes two new U.S. tax base erosion provisions - the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect that it will be subject to incremental U.S. tax on GILTI income beginning in 2018. Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC 740, Income Taxes. Under GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. The Company is currently in the process of analyzing its structure and, as a result, is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its consolidated financial statements and has not made a policy decision regarding whether to record deferred tax on GILTI.

The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect to be impacted by this tax based on annual gross receipts threshold.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

The Company recorded income tax expense of $0.1 million during the year ended December 31, 2017 and an income tax benefit of $0.3 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively. Current year income tax expense is primarily attributable to foreign withholding taxes levied on income earned in Taiwan. The prior year income tax benefit is attributable to changes in deferred income tax liabilities that were recognized in connection with the Company’s acquisitions. The Company and its other subsidiaries were in a cumulative loss position as of December 31, 2017.

The components of loss before income tax expense (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(125,770)	$(83,714)	$(47,428)
Foreign	(5,541)	(4,457)	(3,281)
	$(131,311)	$(88,171)	$(50,709)

The components of the income tax expense (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$64	$—	$—
State	(92)	61	80
Foreign	440	165	136
	412	226	216
Deferred:
Federal	(3,222)	(26,386)	(15,488)
State	5,799	(4,165)	(2,948)
Foreign	(874)	(848)	(529)
	1,703	(31,399)	(18,965)
Change in valuation allowance	(2,030)	30,908	18,695
	$85	$(265)	$(54)

The income tax expense (benefit) differs from the federal statutory rate due to the following:

	Year Ended December 31,
	2017	2016	2015
Statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(4.3)	5.4	5.7
Foreign rate differential	(0.6)	(0.8)	(0.9)
Federal income tax rate change	(25.9)	—	—
Valuation allowance	1.5	(35.1)	(36.9)
Other	(4.8)	(3.2)	(1.8)
	(0.1)%	0.3%	0.1%

Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2017	2016
Intangible assets	$8,923	$8,534
Property and equipment	70	28
Stock-based compensation	6,489	9,437
Net operating loss carryforwards	44,008	43,807
Other	2,014	1,840
Gross deferred income tax assets	61,504	63,646
Less: valuation allowance	(60,379)	(62,308)
Net deferred income tax assets	1,125	1,338
Intangible assets	(1,004)	(1,296)
Property and equipment	—	(248)
Gross deferred income tax liabilities	(1,004)	(1,544)
Net deferred income tax assets (liabilities)	$121	$(206)

As of December 31, 2017, there exists $184.7 million federal net operating losses and $47.4 million of state net operating losses, respectively, which may be carried forward to offset future years’ tax liabilities and expire beginning in 2027. In addition, there exists $12.0 million of foreign net operating losses as of December 31, 2017 which may be carried forward indefinitely.

The Company considers whether any positions taken on the Company’s income tax returns would be considered uncertain tax positions that may require the recognition of a liability. The Company has concluded that there are no material uncertain tax positions as of December 31, 2017, 2016, and 2015. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income benefit in the consolidated statement of operations and comprehensive loss. There were no amounts recognized for interest and penalties related to unrecognized tax benefits during the years ended December 31, 2017, 2016, and 2015. The income tax returns for the taxable years 2012 to 2016 in the U.S., China, and Hong Kong remain open and subject to income tax audits.

The Company has not made provisions for the limitation of executive compensation associated with the tax reform legislation of 2017 due to a lack of further clarity regarding the application of the law. This provision of the tax reform legislation is not expected to have a material effect on the Company’s financial condition.

Provision has not been made for U.S. taxes on undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be indefinitely reinvested.

Under the provisions of Section 382 of the Internal Revenue Code (“IRC”), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. Future owner of equity shifts, including any public offerings, could result in limitations on net operating loss carryforwards.

9.	DEFERRED COMPENSATION

The Company has a non-qualified deferred compensation plan for certain key employees. In connection with the agreements between the Company and certain members of management, the employees have agreed to defer a portion of their salary to the future which is payable upon their retirement or separation of service with the Company. The deferred compensation accrues interest at 4% annually which is included with the total balance due. The Company incurred $0.6 million, $0.7 million, and $0.5 million of deferred compensation expense included within research and development expenses ($0, $0.4 million, and $0.3 million) and selling, general, and administrative expenses ($0.6 million, $0.3 million, and $0.2 million) during the years ended December 31, 2017, 2016, and 2015, respectively. The Company paid $0.5 million of deferred compensation associated with the separation of a key employee in 2017. The related liability as of December 31, 2017 and 2016 totaled $2.3 million and $2.2 million, respectively.

10.	debt

The Company’s debt as of December 31, 2017 and 2016 amounted to $2.0 million and $41.8 million, respectively. This consisted of three seller promissory notes that were negotiated as part of the Polymed acquisition in 2015, a mortgage, capital lease obligations, convertible bonds issued in 2016 and 2017 and a related derivative liability. As of December 31, 2017 and 2016, the balances of this debt are as follows (in thousands):

	December 31,
	2017	2016
Current portion of promissory notes to related parties	$491	$1,123
Current portion of mortgage	835	766
Current portion of capital lease obligation	180	—
Long-term portion of promissory notes to related parties	—	496
Long-term portion of capital lease obligation	475	—
Convertible bonds, net of debt discount of $3,502 as of December 31, 2016	—	14,498
Convertible bonds—related parties, net of debt discount of $3,871 as of December 31, 2016	—	16,129
Derivative liability	—	8,795
Total	$1,981	$41,807

The promissory notes have a 36 month maturity beginning on July 1, 2015 and ending on June 1, 2018 with a 6% stated interest rate. The mortgage payments extend through July 30, 2018. Future minimum principal payments on these promissory notes and mortgage consist of $1.3 million due in the year ending December 31, 2018.

In 2017 and 2016, the Company issued convertible bonds with an aggregate principal value of $75.0 million and a maturity date of October 1, 2018. Of the convertible bonds issued, an aggregate principal of $24.0 million were issued to related parties. On June 14, 2017, the IPO date, $68.0 million of these bonds, which had a carrying value of $55.8 million, were converted into 7,727,273 shares of common stock.

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

The conversion feature of these convertible bonds has been accounted for as an embedded derivative liability, which was measured at fair value and totaled $13.2 million and $8.3 million on the borrowing dates in 2017 and 2016, respectively. This resulted in a debt discount in the same amount, which was amortized to interest expense over the term of the debt using the effective interest method. The fair value measurement of the derivative liability was determined using unobservable Level 3 inputs. These inputs include (a) the estimated amount and timing of projected cash flows and (b) the probability and timing of the achievement of the factors on which the derivative is based. Significant increases (decreases) in any of those input could result in a lower or higher fair value measurement. The loss due to changes in the derivative liability amounted to $15.4 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, all bonds have been converted there were no convertible bonds outstanding.

During 2017, the Company entered into three leases classified as capital leases under ASC 842. These leases include a bargain purchase option at the end of the lease term. The value of the property leased has been recorded in property and equipment on the consolidated balance sheet with a corresponding current and long-term lease obligation.

11.	BUSINESS acquisitions

Polymed

In June 2015, the Company finalized the acquisition of 100% of the outstanding shares of Polymed Therapeutics Inc. and Chongqing Taihao Pharmaceutical Co. Ltd. (collectively, “Polymed”). Polymed markets and sells API and medical devices in North America, Europe, and Asia from its locations in Texas and China. Polymed also develops new compounds, processing techniques, and manufactures API at Taihao, a cGMP facility in Chongqing, China. The Company believed that the acquisition was essential to control its supply chain, develop business globally, and to generate capital to fund operations.

The total cash purchase price paid by the Company during 2015 amounted to $11.0 million. This included $9.2 million of cash paid, $2.2 million of debt paid on Polymed’s behalf, less $0.4 million of cash acquired. In addition, the Company issued promissory notes in the amount of $3.3 million to the sellers (refer to Note 10—Debt). Further, the Company issued 1,538,464 shares of common stock valued at $7.50 per share as part of the consideration paid, which was the fair value of the common stock at the acquisition date.

In accordance with the acquisition agreement, there are provisions for contingent consideration up to a maximum of $5.0 million upon achievement of certain consolidated net revenue goals. On the acquisition date, the Company recorded the fair value of this contingent consideration as a liability based on the probabilities of Polymed achieving the performance thresholds and the present value of such payments. Refer to Note 12—Contingent Consideration for further details.

The net assets acquired have been recorded at fair value. To estimate the fair value of the identifiable intangible assets acquired, the Company utilized the income method which requires assumptions of projected revenue and expenses and an estimated discount rate, among other inputs. The following table summarizes the purchase price and the initial estimates of the fair values of assets and liabilities acquired at the date of acquisition (in thousands):

Consideration:
Cash	$9,285
Debt repaid	2,234
Promissory notes	3,275
Stock issued (1,538,464 shares at $7.50)	11,538
Contingent consideration	4,488
Purchase price	$30,820
Net assets acquired:
Cash	$443
Accounts receivable	4,527
Inventories	3,876
Other assets	199
Property and equipment	1,011
Customer list	1,593
Technology	3,712
Accounts payable and other accruals	(5,718)
Deferred income tax liability	(987)
Customer deposits	(40)
Total identifiable net assets	8,616
Goodwill	22,204
Total purchase price allocation	$30,820

Goodwill in the amount of $22.2 million was recorded for the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill and intangible assets acquired in connection with this acquisition are not deductible for income tax purposes. This acquisition was made to benefit the Company’s Global Supply Chain Platform and therefore is included as a component of such segment.

The operating results of Polymed have been included within the Company’s Global Supply Chain Platform operating segment from the date of acquisition. Polymed added $16.0 million, $18.8 million, and $11.5 million of revenue for the years ended December 31, 2017, 2016, and 2015, respectively. Polymed contributed net income of $0.5 million and $0.1 million and a net loss of $1.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Comprehensive Drug Enterprises

On July 17, 2015, the Company executed a Sale and Purchase Agreement to purchase 100% of the shares of Comprehensive Drug Enterprises Ltd. (“CDE”). CDE is a Hong Kong-based biopharmaceutical company with a focus on the development of transmucosal drug delivery, with special emphasis on sublingual and nasal administration of pharmaceuticals. Additionally, CDE owns 100% of the shares of Maxinase Life Sciences Limited and owns 95% of the shares of MJ Medical Gel Systems (“HKMJ”). HKMJ has one wholly-owned subsidiary, Chongqing MJ Medical Sciences Co Ltd. and holds a majority interest (66.6%) in Chongqing MJ Medical Devices Co Ltd. For each of the entities in which the Company has a majority interest but is not wholly-owned, the Company consolidated the financial results of that company in its consolidated financial statements and records a non-controlling interest. The non-controlling interests are classified as equity in the consolidated balance sheets and totaled $0.7 million and $0.9 million as of December 31, 2017 and 2016, respectively. The Company believed that the acquisition of CDE was essential to expand its research efforts, add short-cycle symptom therapeutic drug candidates to the product portfolio, and add efficiencies to the manufacturing occurring in Chongqing, China.

This transaction was executed with a stock-for-stock exchange, with Athenex being the surviving parent company. For each share of CDE outstanding prior to the acquisition, the Company issued 0.023 shares of its common stock. Each Athenex share was valued as $9 and a total of 1,651,264 shares were issued as part of this transaction as the consideration transferred. The purchase price of CDE amounted to $14.9 million, however, as a cashless acquisition, the cash effect was the $1.7 million of cash acquired.

The net assets acquired have been recorded at fair value. To estimate the fair value of the identifiable intangible assets acquired, the Company utilized the cost method. The intangible asset, in-process research and development, is not amortized and is held as an indefinite-lived asset until the research and development projects are completed or abandoned. The following table summarizes the purchase price and the initial estimates of the fair values of assets and liabilities acquired at the date of acquisition (in thousands):

Consideration:
Stock issued (1,651,264 shares at $9)	$14,861
Purchase price	$14,861
Net assets acquired:
Cash	$1,699
Accounts receivable	107
Inventories	166
Other assets	449
Property and equipment	1,803
In-process research & development	1,884
Investment	144
Accounts payable and other accruals	(1,671)
Mortgage liability	(1,099)
Total identifiable net assets	3,482
Goodwill	11,379
Total purchase price allocation	$14,861

Goodwill in the amount of $11.4 million was recorded for the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill and intangible assets acquired in connection with this acquisition are not deductible for income tax purposes. This acquisition was made to benefit the Company’s R&D efforts and therefore, is included in the Oncology Innovation Platform.

The operating results of CDE have been included within the Company’s Oncology Innovation Platform operating segment from the date of acquisition. CDE added $0.9 million, $0.7 million, and $0.5 million of revenue for the years ended December 31, 2017, 2016, and 2015, respectively. CDE contributed a net loss of $1.3 million, $1.8 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Pro-forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s 2015 acquisitions as if the acquisitions occurred on January 1, 2014. The pro forma net loss for the year ended December 31, 2015 includes the following adjustments: (1) additional amortization resulting from assets which arose during purchase accounting, (2) additional expenses for the change in the fair value of contingent consideration if the original measurement period was the beginning of the prior reporting period, (3) additional interest expense for loans that were used to fund the acquisitions, (4) removal of interest expense related to loans which were repaid in connection with the acquisitions, (5) removal of direct acquisition-related costs which would not have been incurred had the businesses been owned on the beginning of the prior reporting period, and (6) the deferred tax effect if the intangible assets and purchase accounting were recorded as of the beginning of the prior reporting period. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of either future results of operations of the combined entity or results that might have been achieved had the acquisitions been consummated as of the beginning of the prior reporting period. The following table presents the unaudited pro forma consolidated financial information for 2015 (in thousands):

Unaudited pro forma financial information (Athenex, Polymed, and CDE	Year Ended December 31,
consolidated)	2015
Consolidated revenue	$21,032
Consolidated net loss	$(51,682)

Acquisition-Related Costs

Acquisition-related costs, including legal and regulatory and consulting costs, amounted to $0.2 million and $0.6 million for the acquisitions of Polymed and CDE, respectively, and are included within selling, general, and administrative expenses in the Company’s 2015 consolidated statement of operations and comprehensive loss.

12.	contingent consideration

The fair value measurements of contingent consideration liabilities are determined using unobservable Level 3 inputs. These inputs include (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs could result in a lower or higher fair value measurement.

QuaDPharma

The following table represents a reconciliation of the contingent consideration liability related to the acquisition of QuaDPharma in 2014 measured on a recurring basis using level 3 inputs as of December 31, 2016 (in thousands):

Balance as of December 31, 2015	$1,133
Adjustment to fair value	(106)
Satisfied through issuance of common stock	(343)
Paid in cash	(684)
Balance as of December 31, 2016	$—

The increase of the contingent consideration related to QuaDPharma was due to the time value of money from the initial measurement date (QuaDPharma acquisition date) to the final date of the payout. This adjustment to the contingent consideration liability is included within selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. On March 31, 2016, the Company exercised its option, to pay up to 50% of the earn-out liability in common stock, and issued 38,033 shares of common stock at $9.00 per share. In May 2016, cash payments totaling $0.7 million were made, satisfying the contingent consideration liability in full.

Polymed

The following table represents a reconciliation of the contingent consideration liability related to the acquisition of Polymed measured on a recurring basis using level 3 inputs as of December 31, 2016:

Balance as of December 31, 2015	$4,841
Adjustment to fair value	159
Satisfied through issuance of common stock	(2,500)
Paid in cash	(2,500)
Balance as of December 31, 2016	$—

The increase of the contingent consideration related to Polymed was due to the time value of money from the initial measurement date (Polymed acquisition date) to the final date of the payout. This adjustment to the contingent consideration liability is included within selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. On March 31, 2016, the Company exercised its option to pay up to 50% of the earn-out liability in common stock, and issued 277,777 shares of common stock at $9.00 per share. In April 2016, the remaining liability of $2.5 million was paid in cash.

13.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2017, 2016, and 2015, the Company entered into transactions with individuals and other companies that have financial interests in the Company. Related party transactions included the following:

a.

The Company sold 2,520,000 shares of restricted stock to the executives of the Company: 1,200,000 in 2015 and 1,320,000 in 2014. To fund these stock purchases, the executives signed promissory notes in the amount of $6.6 million in 2015 and $6.0 million in 2014. The notes in 2015 purchased 1,200,000 shares at $5.50 share and the notes in 2014 purchased 1,320,000 shares at $4.55 per share. In an effort to retain the executives, it was negotiated that, based on the continued employment of those executives, the Company will forgive the notes over a three year period. Accordingly, the restricted shares vest and become non-restricted equally over the three year period. The Company has accounted for this related party transaction as a restricted stock offering, recognizing as an expense the value of the vested shares and the forgiveness of the notes over the 3-year period, contingent on the continued employment of the executive. The notes are reported as a reduction to additional paid-in capital. The Company accelerated the forgiveness of these promissory notes in 2016 and forgave the notes in full. The stock-based compensation expense recognized from these transactions was $0, $6.9 million and $4.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. Further, certain family members of executives hold unvested, restricted shares resulting from consulting services performed in years prior. Such services were not significant to the consolidated financial statements.

b.

Prior to the acquisition of CDE, certain directors, stockholders, and officers of the Company had a financial interest in CDE. Consequently, the Company’s board established a Special Committee of disinterested directors with authority to review, evaluate, negotiate, and approve or reject the terms and conditions of the transaction and to retain its own financial and legal advisors to assist in connection therewith. Following negotiation of the transaction between the committee and its advisors and representatives of CDE, the committee determined that the proposed terms of the transaction were fair from a financial point of view to the Company and approved the Company’s execution of the definitive agreements and consummation of the transactions contemplated thereby.

c.

In 2015, CDE signed an agreement with Avalon BioMedical (Management) (“Avalon”) under which Avalon will receive certain administrative services and will occupy space at CDE’s research location. Avalon reimburses CDE for these administrative services as incurred and pays CDE a certain percentage of the total rent payment based on its staff headcount occupying the Hong Kong research and development facility (See Note 21—Commitments and Contingencies). Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of December 31, 2017 and 2016, Avalon held 678,880 shares of the Company’s common stock, which represents 1.17% of the Company’s total issued shares. Balances due from Avalon recorded on the consolidated balance sheets were not significant.

d.

The Company receives consulting and licensing revenue from PharmaEssentia, a company in which Athenex has an investment classified as available-for-sale (see Note 6—Fair Value Measurements). Revenue recorded from PharmaEssentia amounted to $0.5 million, $0, and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

e.

The Company purchases certain pharmaceutical ingredients from Chongqing Taisheng Biotechnology Co., Ltd. (“Taisheng”), a company which is owned by a member of Athenex’s management. Purchases from Taisheng amounted to $0, $0.2 million, and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively, and no amounts were owed to Taisheng as of December 31, 2017 and 2016.

f.

The Company receives certain clinical development services from ZenRx Limited and subsidiaries (“ZenRx”), a company for which one of our executive officers serves on the board of directors. In connection with such services, the Company made payments to ZenRx of $0.6 million, less than $0.1 million, and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, amounts owed to ZenRx were $0.1 million. In April 2013, the Company entered into a license agreement with ZenRx pursuant to which the Company granted an exclusive, sublicensable license to use certain of our intellectual property to develop and commercialize Oratecan and Oraxol in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound, but only for use in Oratecan and Oraxol. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement. No revenue was earned from this license agreement in the periods presented in these consolidated financial statements.

g.

The Company receives certain consulting services from RSJ Consulting LLC (“RSJ”), a limited liability company for which one of our executive officers serves as the principal. Services incurred from RSJ amounted to $0.1 million, $0.2 million, and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

h.

The Company issued and sold $24.0 million in convertible bonds in 2017 and 2016 to related parties. One of the holders of more than 5% of our outstanding common stock as of December 31, 2016, and an entity affiliated with one of our directors, each purchased $10.0 million in convertible bonds during 2016. Additionally, during the first quarter of 2017, the Company issued and sold $4.0 million in convertible bonds to two related parties. One of the holders of more than 5% of our outstanding common stock as of the IPO date and a director of the Company each purchased $2.0 million in convertible bonds. On June 14, 2017, the IPO date, these bonds were converted into 2,727,273 shares of common stock.

14.	Business and Economic collaborative agreements

New York State

On May 1, 2015, the Company executed an agreement for a medical technology research, development, innovation, and commercialization alliance with Fort Schuyler Management Corporation (“FSMC”), a not-for-profit corporation existing under the laws of the State of New York (the “State”). The Company expects that $25 million be invested by the State to build new corporate offices including a formulation lab with related equipment for the Company.

The Company, through its partnership with FSMC, Empire State Development (“ESD”), and The State University of New York (“SUNY”) Polytechnic, plans to execute a major expansion and establish a 315,000 square foot, ISO Class 5 high potency oral and sterile injectable pharmaceutical manufacturing facility in Dunkirk, New York. On September 4, 2017, the Company entered into a Grant Disbursement Agreement whereby the State will grant up to $200 million, plus any additional funds available from the previous $25 million ESD Grant for the Company’s corporate offices, to fund the construction of the new pharmaceutical manufacturing facility. The Company is entitled to lease the facility and all equipment purchased with grant funds at a rate of $1.00 per year for an initial 10-year term, and for the same rate if the Company elects to extend the lease for an additional 10-year term. In exchange, the Company committed to spending $1.52 billion on operational expenses in the facility in its first 10-year term, and an additional $1.50 billion on operational expenses if the Company elects to extend the lease for a second 10-year term. The Company does not have significant construction period risks and the State will fund a majority of the construction costs and hold ownership of the manufacturing and office facilities. As of December 31, 2017, construction on these facilities had not yet been completed.

Chongqing Government Department of Economic Development

In October 2015, the Company completed and executed an agreement with the Banan District in Chongqing, China to construct one GMP API and one GMP pharmaceutical manufacturing plant on Banan sites identified and selected by the Company’s management. Under the terms of the agreement, Banan will provide the funding for the land and construction of the manufacturing plants according to Athenex specifications and the Company will equip the plant. This agreement allows the Company to expand its existing high potency oncology active pharmaceutical ingredient manufacturing capacity as well as its drug manufacturing capacity in China. The Company does not have significant construction period risks and the Banan District will fund a majority of the construction costs and hold ownership of the facilities. As of December 31, 2017, construction on these facilities had not yet been completed.

In connection with these arrangements with FSMC and the Banan District we have committed to certain operational milestones. If we are unable to comply with such, we may lose access to these properties.

15.	STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2017 and 2016, 250 million common shares, par value $0.001, were authorized by the Company’s Board of Directors. The common shares are entitled to one vote per share and to receive dividends as declared.

On June 14, 2017, the Company completed an IPO of its common stock (refer to Note 1—Company and Nature of Business for additional information). During 2017, the Company issued 6,900,000 shares of common stock at $11.00 per share in connection with the IPO, 8,522,728 shares of common stock from the conversion of the convertible bonds into common stock, 568,182 shares of common stock upon the IPO in connection with a licensing agreement, 738,764 shares from the exercise of warrants and stock options, and 821,982 shares from the vesting of restricted stock and the grant of shares in connection with an executive’s employment agreement for cumulative increase to equity of $186.2 million.

During 2016, the Company issued 1,133,332 shares of common stock at $7.50 per share, 315,810 shares at $9.00 per share, 513,440 shares from the exercise of warrants and stock options, and 50,000 shares from the vesting of restricted stock units for a cumulative increase to equity of $19.9 million. During 2015, the Company issued 2,400,000 shares of common stock at $5.00 per share, 3,399,232 shares at $5.50 per share, 307,689 shares at $6.50 per share, 8,845,132 shares at $7.50 per share, 1,699,267 shares at $9.00 per share, and 29,760 shares from the exercise of stock options for a cumulative increase to equity of $114.3 million.

Treasury Stock

During 2017, the Company purchased 16,000 shares of common stock for de minimis amounts as the result of the cancellation of shares issued in connection with a restricted stock agreement. During 2016, the Company purchased 1,234,592 shares of common stock at a cost of $5.9 million. No treasury stock was purchased during 2015.

Cost of Equity Raise

Costs incurred in raising equity, whether paid with cash or through the issuance of common stock, are charged against the equity raised. These costs include underwriting discounts and commissions, legal fees, accounting services and amounts paid to consultants and amounted to $11.7 million, cumulatively, as of the IPO date, of these costs $1.8 million were deferred and included within other long-term assets on the consolidated balance sheet as of December 31, 2016. The total amount of $11.7 million was charged against the equity raised through the IPO. During the fourth quarter of 2017, the Company incurred $0.2 million of qualified issuance costs related to a secondary public offering of its common stock. Such amount was deferred and included within other long-term assets on the consolidated balance sheet as of December 31, 2017. Refer to Note 22 – Subsequent Events for further details of the secondary public offering.

Common Stock Option Plans

The Company has three common stock option plans adopted in 2013, 2007 and 2004 (the “Plans”) which authorize the grant of up to 11,800,000 common stock options to employees, directors and consultants. Additionally, on June 14, 2017, the Company adopted its 2017 Omnibus Incentive Plan and 2017 Employee Stock Purchase Plan (the “2017 Plans”). Under the 2017 Plans, 5,200,000 shares of common stock are reserved for future issuance to employees, directors, and consultants, including 1,000,000 reserved for an Employee Stock Purchase Plan, which was established at IPO but no shares have as yet been issued.

16.	STOCK-Based Compensation

Stock options granted have a contractual term of 10 years and generally vest over a 2-4 year period. A limited number of stock options vest immediately in certain circumstances. The following table summarizes the status of the Company’s stock option activity granted under the Plans to employees, directors, and consultants (in thousands, except stock option amounts):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	9,280,689	$6.26	7.26	$43,994
Granted	1,741,732	11.46	—
Exercised	(404,698)	5.63	—
Forfeited	(430,882)	5.89	—
Expired	(10,198)	4.04	—
Outstanding at December 31, 2017	10,176,643	$7.19	6.83	$88,615
Vested an exercisable at December 31, 2017	7,824,015	$6.25	6.22	$75,527

The total fair-value of stock options vested and recorded as compensation expense during the years ended December 31, 2017, 2016, and 2015 was $8.0 million, $11.0 million, and $8.9 million, respectively. As of December 31, 2017 and 2016 $14.6 million and $11.0 million of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.9 years and 1.6 years, respectively. The total intrinsic value of stock options exercised was approximately $4.2 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

The Company determines the fair value of stock option awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding a number of highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes option pricing model during the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Weighted average grant date fair value	$7.01	$5.53	$4.25
Expected dividend yield	—%	—%	—%
Expected stock price volatility	66%	65%	62%
Risk-free interest rate	1.74%	1.29%	1.56%
Expected life of options (in years)	6.2	6.0	5.9

Employee Stock Grants

The Company grants common stock to key officers and directors as additional compensation in certain circumstances. The fair value of these grants is recorded as compensation expense throughout the requisite service period (See Note 13—Related Party Transactions for further detail on these grants). Compensation expense recorded for these restricted stock grants and stock granted upon the IPO amounted to $6.6 million, $8.5 million, and $4.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Restricted Stock

The following table summarizes restricted stock activity:

	Shares of Restricted Stock	Weighted Average Fair Value
Nonvested at December 31, 2016	661,982	$9.00
Granted	—	9.00
Vested	(421,982)	9.00
Nonvested at December 31, 2017	240,000	$9.00

Warrants

The Company has granted warrants to purchase common stock. The Company determined the fair value of the warrants on the grant date using the Black-Scholes option pricing model, consistent with the valuations of stock options described above. As of December 31, 2016, 344,000 fully vested warrants were outstanding. During June 2017, the holder exercised their warrants and as of December 31, 2017, there were no outstanding warrants.

Stock-Based Compensation Expense

The components of stock-based compensation and the amounts recorded within research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options	$8,031	$10,977	$8,932
Restricted stock expense	2,160	8,534	4,035
Stock awarded to directors and officers	4,400	—	2,560
Total stock-based compensation expense	$14,591	$19,511	$15,527
Cost of sales	$137	$—	$—
Research and development expenses	2,030	8,573	5,600
Selling, general, and administrative expenses	12,424	10,938	9,927
Total stock-based compensation expense	$14,591	$19,511	$15,527

17.	NET LOSS PER SHARE ATTRIBUTABLE TO ATHENEX, INC. COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing net loss attributable to Athenex, Inc. common stockholders by the weighted-average number of common shares issued, outstanding, and vested during the period. Diluted net loss per share is computed by dividing net loss attributable to Athenex, Inc. common stockholders by the weighted-average number of common share and common shares equivalents for the period using the treasury-stock method. For the purposes of this calculation, warrants for common stock and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable Athenex, Inc. to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
Stock options and other common stock equivalents	9,534,658	9,624,689	10,601,684
Unvested restricted common shares	393,408	948,484	1,162,221
Total potential dilutive common shares	9,928,066	10,573,173	11,763,905

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components and changes of accumulated other comprehensive income (loss), net of related income tax effects, are as follows (in thousands):

Balance as of December 31, 2014	$83
Foreign currency translation adjustment	(397)
Unrealized gains on investment	91
Balance as of December 31, 2015	(223)
Foreign currency translation adjustment	(1,048)
Unrealized (loss) on investment	(33)
Balance as of December 31, 2016	(1,304)
Foreign currency translation adjustment	1,184
Unrealized (loss) on investment	(26)
Balance as of December 31, 2017	$(146)

19.	BUSINESS SEGMENT, GEOGRAPHIC, AND CONCENTRATION RISK INFORMATION

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

Global Supply Chain Platform—This operating segment includes QuaDPharma and Polymed. QuaDPharma is a contract manufacturing company that provides small to mid-scale cGMP manufacturing of clinical and commercial products for pharmaceutical and biotech companies. QuaDPharma also performs microbiological and analytical testing for raw material and formulated products and is expanding to manufacture and sell pharmaceutical products under 503B regulations set forth by the U.S. Food and Drug Administration (“FDA”). Polymed markets and sells API and medical devices in North America, Europe, and Asia from its locations in Texas and mainland China. Polymed also develops new compounds, processing techniques, and manufactures API at Taihao, a cGMP facility in Chongqing, China. A majority of the Company’s revenue is generated by this segment. The pharmaceutical manufacturing facilities being built in the Banan District in Chongqing, China (see Note 14—Business and Economic Collaborative Agreements) will be included within this segment and the Company anticipates that this segment will support the Oncology Innovation Platform segment when drugs in development are approved for market.

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

Segment information is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net loss attributable to Athenex, Inc.:
Oncology Innovation Platform	$(108,563)	$(64,837)	$(50,257)
Global Supply Chain Platform	(7,179)	(11)	(343)
Commercial Platform	(15,428)	(22,867)	—
Total consolidated net loss attributable to Athenex, Inc.	$(131,170)	$(87,715)	$(50,600)

	Year Ended December 31,
	2017	2016	2015
Total revenue:
Oncology Innovation Platform	$1,411	$998	$973
Global Supply Chain Platform	28,427	26,581	17,998
Commercial Platform	17,218	—	—
Total revenue for reportable segments	47,056	27,579	18,971
Intersegment revenue	(9,013)	(7,028)	(5,027)
Total consolidated revenue	$38,043	$20,551	$13,944

	Year Ended December 31,
	2017	2016	2015
Total revenue by product group:
API sales	$15,351	$15,331	$9,179
Medical device sales	1,747	2,338	1,966
Contract manufacturing revenue	1,360	1,497	1,464
Commercial product sales	17,648	228	224
License fees and consulting revenue	1,105	392	297
Grant revenue	832	765	814
Total consolidated revenue	$38,043	$20,551	$13,944

Intersegment revenue is recorded by the selling segment when it is realized or realizable and all revenue recognition criteria are met. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger.

	Year Ended December 31,
	2017	2016	2015
Total depreciation and amortization
Oncology Innovation Platform	$482	$195	$101
Global Supply Chain Platform	2,272	1,644	787
Commercial Platform	919	187	—
Total consolidated depreciation and amortization	$3,673	$2,026	$888

	December 31,
	2017	2016
Total assets:
Oncology Innovation Platform	$65,966	$53,022
Global Supply Chain Platform	51,128	48,560
Commercial Platform	23,319	4,308
Total assets	$140,413	$105,890

	Year Ended December 31,
	2017	2016	2015
Total revenue
United States	$19,933	$3,573	$3,270
India	8,479	7,803	4,914
Austria	3,962	5,197	2,323
China	2,803	2,338	2,366
Taiwan	500	—	84
Other foreign countries	2,366	1,640	987
Total consolidated revenue	$38,043	$20,551	$13,944

	December 31,
	2017	2016
Total property and equipment, net:
United States	$5,305	$2,177
China	4,346	3,633
Total property and equipment, net	$9,651	$5,810

Customer revenue and accounts receivable concentration amounted to the following for the identified periods. These customers relate to the Commercial Platform segment and the Global Supply Chain Platform segment.

	Year Ended December 31,
	2017	2016	2015
Percentage of total revenue by customer:
Customer A	19%	38%	29%
Customer B	9%	24%	17%
Customer C	15%	—	—
Customer D	8%	—	—

	December 31,
	2017	2016
Percentage of total accounts receivable by customer:
Customer A	26%	50%
Customer B	18%	9%
Customer C	13%	—
Customer D	10%	—

20.	Selected quarterly financial data (unaudited)

The following tables present our unaudited quarterly results of operations for each quarter within the two most recent fiscal years. This unaudited quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	Fiscal 2017 Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product sales	$3,900	$4,416	$13,662	$14,128
License fees and consulting revenue	598	98	60	349
Grant revenue	83	81	272	396
Total revenue	4,581	4,595	13,994	14,873
Costs and operating expenses:
Cost of sales	2,839	4,137	8,082	10,064
Research and development expenses	26,408	17,597	11,944	20,848
Selling, general, and administrative expenses	9,799	13,632	10,364	12,317
Total costs and operating expenses	39,046	35,366	30,390	43,229
Operating loss	(34,465)	(30,771)	(16,396)	(28,356)
Net loss (1)	(41,025)	(38,668)	(23,308)	(28,395)
Less: net loss attributable to non-controlling interests	(37)	(43)	(34)	(112)
Net loss attributable to Athenex, Inc.	$(40,988)	$(38,625)	$(23,274)	$(28,283)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted	$(1.01)	$(0.88)	$(0.41)	$(0.49)

	Fiscal 2016 Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product sales	$4,488	$4,820	$5,235	$4,851
License fees and consulting revenue	95	71	76	150
Grant revenue	46	302	305	112
Total revenue	4,629	5,193	5,616	5,113
Costs and operating expenses:
Cost of sales	4,142	4,834	5,416	5,326
Research and development expenses	6,746	8,645	18,052	27,181
Selling, general, and administrative expenses	4,337	4,567	6,790	10,262
Total costs and operating expenses	15,225	18,046	30,258	42,769
Operating loss	(10,596)	(12,853)	(24,642)	(37,656)
Net loss (1)	(10,650)	(12,499)	(24,656)	(40,101)
Less: net loss attributable to non-controlling interests	(32)	(78)	(34)	(47)
Net loss attributable to Athenex, Inc.	$(10,618)	$(12,421)	$(24,622)	$(40,054)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted	$(0.27)	$(0.31)	$(0.61)	$(0.98)

Note (1): Results for the quarters ended September 30 and December 31, 2016 and March 31, June 30, and September 30, 2017 include interest expense and losses on derivative liabilities related to convertible notes.

21.	commitments and contingencies

Rental and lease commitments

In August 2015, the Company entered into a lease agreement with FSMC to occupy a portion of the Conventus Center for Collaborative Medicine in Buffalo, NY. A deferred rent liability for this agreement of $1.5 million and $0.9 million was recorded as of December 31, 2017 and 2016, respectively. Total rent expense related to this location, recognized on a straight-line basis, for the years ended December 31, 2017, 2016, and 2015 were $1.0 million, $1.0 million, and $0.4 million, respectively,.

In July 2015, CDE entered into an agreement to lease facilities in Hong Kong. Under the rental agreement, CDE will make monthly payments of less than $0.1 million for three years beginning on July 1, 2015. Total rent expense related to this location, recognized on a straight-line basis, amounted to $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

In October 2016, the Company’s Commercial Platform entered into an agreement to lease office space in Chicago, IL. Under the lease agreement, the Company will make monthly payments based on an escalating scale over ten years. Total rent expense related to this location, recognized on a straight-line basis, amounted to $0.2 million, less than $0.1 million, and $0 for the years ended December 31, 2017, 2016, and 2015, respectively. The Company has recorded a deferred rent liability of $0.3 million and less than $0.1 million as of December 31, 2017 and 2016, respectively. In lieu of a security deposit, an irrevocable letter of credit was issued to the landlord in the amount of $0.3 million.

The Company entered into a lease agreement expiring in 2025 to lease office space in Cranford, New Jersey that serves as its clinical research headquarters. Rent expense is recognized on a straight-line basis and amounted to $0.1 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.

The Company entered into a lease agreement expiring in 2022 to lease office space in Taipei, Taiwan which serves for clinical research and clinical data management. Rent expense is recognized on a straight-line basis and amounted to less than $0.1 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.

The Company leases its manufacturing and office facilities in Chongqing, China, where it produces API and performs research and development. Rent expense is recognized on a straight-line basis and amounted to $0.6 million, $0.6 million, and $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Future minimum payments under the non-cancelable operating leases consists of the following as of December 31, 2017 (in thousands):

Year ending December 31:	Minimum payments
2018	$2,138
2019	2,383
2020	2,247
2021	1,844
2022	1,802
Thereafter	4,672
$15,086

Legal Proceedings

The Company is not a party to any pending or known threatened legal proceedings that, in the opinion of the Company, would have a material impact on the Company’s consolidated financial statements.

22.	subsequent events

In January 2018, we issued and sold 4,300,000 shares of our common stock at a public offering price of $15.25 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 645,000 shares of common stock. On February 27, 2018, the underwriters partially exercised their option to purchase an additional 465,000 shares of common stock at the offering price of $15.25 per share. Net proceeds were approximately $68.1 million, after deducting underwriting discounts and commissions and offering expenses of approximately $4.5 million.

In December 2017, we entered into a license agreement with Almirall, pursuant to which we granted to Almirall an exclusive, sublicensable license of certain of our intellectual property for the development and commercialization of topical products containing KX-01 for the treatment of AK in the United States and substantially all European countries. In February 2018, the Company obtained antitrust approval of the Almirall license, commencing the term of the agreement. In March 2018, in accordance with the agreement, the Company received an upfront payment of $30.0 million from Almirall. Of this amount, $25.0 million is non-refundable.

******

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Vice President of Financial Reporting and Acting Chief Accounting Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Vice President of Financial Reporting and Acting Chief Accounting Officer (Principal Financial and Accounting Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2018 Annual Meeting of Stockholders currently scheduled to be held on June 12, 2018, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Our board of directors has determined that all of the members of the Audit Committee, namely Messrs. Zukin and Trainor-Degirolamo and Dr. Wu are independent within the meaning of the NASDAQ Stock Market listing rules and meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission regulation and the NASDAQ Stock Market listing rules. Our board has also determined that Dr. Zukin is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We have adopted a code of business conduct and ethics relating to the conduct of our business by all of our employees, executive officers, and directors. The policy is posted on our website, www.athenex.com.

The information required by this Item concerning our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.

The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance Matters” in the proxy statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report.

1. Financial Statements.

The financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon have been filed under Item 8 hereof.

2. Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Activity in the following valuation and qualifying accounts consisted of the following (in thousands):

		Col. C - Additions
Col. A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts - Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
December 31, 2017
Allowance for doubtful accounts	$155	$662	(1)	$—		$(733)	(1)	$84
Allowance for chargebacks and other deductions	$—	$3,834	(2)	$—		$(123)	(2)	$3,711
Reserve for excess and obsolete inventory	$929	$544		$—		$(470)	(3)	$1,003
Deferred tax asset valuation allowance	$62,308	$—		$(1,929)	(4)	$—		$60,379
December 31, 2016
Allowance for doubtful accounts	$478	$267	(1)	$—		$(590)	(1)	$155
Reserve for excess and obsolete inventory	$839	$175		$—		$(85)	(3)	$929
Deferred tax asset valuation allowance	$31,400	$—		$30,908	(4)			$62,308
December 31, 2015
Allowance for doubtful accounts	$199	$279	(1)	$—		$—		$478
Reserve for excess and obsolete inventory	$—	$839		$—		$—		$839
Deferred tax asset valuation allowance	$12,512	$—		$18,888	(4)	$—		$31,400

(1) Increases in the allowance for doubtful accounts consist of our provision for bad debts, which is included within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss. Decreases in the allowances for doubtful accounts consist of the write-off of specific accounts and the recovery of previously reserved receivables.

(2) Increases in the allowance for chargebacks and other deductions consist of our provision for chargebacks, cash discounts, returns, fees, and other credits, which are a deduction from product sales on the consolidated statements of operations and comprehensive loss. Decreases in the allowances for chargebacks and other deduction consist of the collection of the underlying accounts and advances received on chargebacks.

(3) Increases in the reserve for excess and obsolete inventory are charged to expense within cost of sales on the consolidated statements of operations and comprehensive loss and are based on the difference, if any, between the cost of the inventory and market, based upon assumptions about future demand. Decreases in the reserve for excess and obsolete inventory consist of the write-off of specific items.

(4) Increases and decreases in the valuation allowance for deferred income tax assets offset the increases and decreases in our gross deferred tax assets, based on the expected realization of those future tax benefits.

Item 16.Form 10-K Summary.

None.

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of June 19, 2017.	Form 8-K	001-38112	3.1	June 22, 2017

3.1.1	Certificate of Amendment of Amended and Restated Certificate of the Company, effective as of June 13, 2015.	Form S-1	333-217928	3.1.1	May 12, 2017

3.1.2	Certificate of Amendment of Amended and Restated Certificate of the Company, effective as of August 26, 2015.	Form S-1	333-217928	3.1.2	May 12, 2017

3.2	Amended and Restated Bylaws of the Company, effective as of June 19, 2017.	Form 8-K	001-38112	3.2	June 22, 2017

4.1	Specimen Common Stock Certificate.	Form S-1	333-217928	4.1	May 12, 2017

10.1+	Form of Director and Officer Indemnification Agreement.	Form S-1	333-217928	10.1	May 12, 2017

10.2+	First Amended and Restated 2004 Common Unit Option Plan and Form of Unit Option Agreement.	Form S-1	333-217928	10.2	May 12, 2017

10.3+	First Amended and Restated 2007 Common Unit Option Plan and Form of Unit Option Agreement.	Form S-1	333-217928	10.3	May 12, 2017

10.4+	2013 Common Stock Option Plan and Form of Common Stock Option Agreement.	Form S-1	333-217928	10.4	May 12, 2017

10.5+	2017 Omnibus Incentive Plan and Form of Stock Option Award Agreement.	Form S-1/A	333-217928	10.5	June 2, 2017

10.6+	2017 Employee Stock Purchase Plan.	Form S-1/A	333-217928	10.6	June 2, 2017

10.7^	License Agreement by and between Hanmi Pharmaceutical Ltd. and Kinex Pharmaceuticals, LLC, effective as of December 16, 2011.	Form S-1	333-217928	10.7	May 12, 2017

10.7.1	First Amendment to License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Co., Ltd., effective as of November 9, 2012.	Form S-1	333-217928	10.7.1	May 12, 2017

10.7.2	Second Amendment to License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Ltd., effective as of October 21, 2013.	Form S-1	333-217928	10.7.2	May 12, 2017

10.7.3	Third Amendment to License Agreement by and between Kinex Pharmaceuticals, Inc. and Hanmi Pharmaceutical Ltd., effective as of March 3, 2015.	Form S-1	333-217928	10.7.3	May 12, 2017

10.7.4^	Fourth Amendment to License Agreement by and between Athenex, Inc. and Hanmi Pharmaceutical Co. Ltd., effective as of March 7, 2017.	Form S-1	333-217928	10.7.4	May 12, 2017

10.8^	License Agreement by and among Hanmi Pharmaceutical Co., Ltd., Kinex Therapeutics (HK) Limited, and Kinex Pharmaceuticals, Inc., effective as of June 28, 2013.	Form S-1	333-217928	10.8	May 12, 2017

10.9^	License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Ltd., effective as of April 2011.	Form S-1	333-217928	10.9	May 12, 2017

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.10^	License Agreement by and between Kinex Pharmaceuticals, LLC and PharmaEssentia Corp, effective as of December 8, 2011.	Form S-1	333-217928	10.10	May 12, 2017

10.10.1	First Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of December 23, 2016.	Form S-1	333-217928	10.10.1	May 12, 2017

10.11^	License Agreement by and between Kinex Pharmaceuticals, Inc. and PharmaEssentia Corp, effective as of December 16, 2013.	Form S-1	333-217928	10.11	May 12, 2017

10.11.1	First Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of December 23, 2016.	Form S-1	333-217928	10.11.1	May 12, 2017

10.12^	License Agreement by and between Kinex Pharmaceuticals, Inc. and ZenRx Limited, effective as of April 25, 2013.	Form S-1	333-217928	10.12	May 12, 2017

10.13^	License Agreement by and between Kinex Pharmaceuticals, LLC and Guangzhou Xiangxue New Drug Discovery and Development Company Limited, effective as of May 6, 2012.	Form S-1	333-217928	10.13	May 12, 2017

10.14^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of August 1, 2016.	Form S-1	333-217928	10.14	May 12, 2017

10.14.1^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of August 26, 2016.	Form S-1	333-217928	10.14.1	May 12, 2017

10.14.2^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of February 22, 2017.	Form S-1	333-217928	10.14.2	May 12, 2017

10.14.3^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of May 5, 2017.	Form S-1/A	333-217928	10.14.3	June 2, 2017

10.15^	Joint Venture Agreement by and between SunGen Pharma LLC and Athenex Pharmaceutical Division effective as of September 22, 2016.	Form S-1	333-217928	10.15	May 12, 2017

10.15.1^	Addendum to Joint Venture Agreement by and between SunGen Pharma LLC and Athenex Pharmaceutical Division, LLC, effective November 29, 2016.	Form S-1	333-217928	10.15.1	May 12, 2017

10.15.2	Limited Liability Company Agreement of Peterson Athenex Pharmaceuticals, LLC.	Form S-1	333-217928	10.15.2	May 12, 2017

10.16^	Service Agreement by and between Dohmen Life Science Services, LLC and Athenex Pharmaceutical Division, LLC, effective as of August 9, 2016.	Form S-1	333-217928	10.16	May 12, 2017

10.17^	Clinical Trial Collaboration and Supply Agreement by and among Athenex, Inc., Eli Lilly and Company and ImClone LLC, effective as of October 24, 2016.	Form S-1	333-217928	10.17	May 12, 2017

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.18	Agreement for Medical Technology Research, Development, Innovation, and Commercialization Alliance by and between Fort Schuyler Management Corporation and Kinex Pharmaceuticals, Inc., effective as of May 1, 2015.	Form S-1	333-217928	10.18	May 12, 2017

10.18.1	First Amendment to Agreement for Medical Technology Research, Development, Innovation, and Commercialization Alliance by and between Fort Schuyler Management Corporation and Kinex Pharmaceuticals, Inc., effective as of July 21, 2015.	Form S-1	333-217928	10.18.1	May 12, 2017

10.18.2	Second Amendment to Agreement for Medical Technology Research, Development, Innovation, and Commercialization Alliance by and between Fort Schuyler Management Corporation and Athenex, Inc., effective as of June 22, 2016.	Form S-1	333-217928	10.18.2	May 12, 2017

10.19	Sublease Agreement by and between Fort Schuyler Management Corporation and Kinex Pharmaceuticals, Inc., effective as of July 21, 2015.	Form S-1	333-217928	10.19	May 12, 2017

10.20	Athenex Pharmaceutical Base Project Located in the Chongqing Maliu Riverside Development Zone Agreement with Chongqing Maliu Riverside Development and Investment Co., Ltd., effective as of October 16, 2015 (English translation of original foreign language agreement).	Form S-1	333-217928	10.20	May 12, 2017

10.21^	Binding Term Sheet for License, Supply and Distribution Agreement by and among Athenex API Limited, Nang-Kuang Pharmaceutical Co., LTD and CANDA NK-2, LLC, effective as of December 29, 2016.	Form S-1	333-217928	10.21	May 12, 2017

10.22	Asset Purchase Agreement by and between Athenex, Inc. and Amphastar Pharmaceuticals, Inc., dated February 1, 2017.	Form S-1	10.22	10.22	May 12, 2017

10.23+	Amended and Restated Employment Agreement by and between Johnson Lau and Kinex Pharmaceuticals, Inc., effective as of June 1, 2015.	Form S-1	333-217928	10.23	May 12, 2017

10.24+	Employment Agreement by and between Kinex Polymed Hong Kong Ltd. and William Zuo, PhD, effective as of June 1, 2015.	Form S-1	333-217928	10.24	May 12, 2017

10.25+	Employment Agreement by and between Athenex, Inc. and Dr. Rudolf Min-Fun Kwan, effective as of February 21, 2017.	Form S-1	333-217928	10.25	May 12, 2017

10.26+	Employment Agreement by and between Athenex, Inc. and Dr. Simon Pedder, effective as of February 20, 2017.	Form S-1	333-217928	10.26	May 12, 2017

10.27+	Employment Agreement by and between Athenex, Inc. and J. Nick Riehle, effective as of February 21, 2017.	Form S-1	333-217928	10.27	May 12, 2017

10.28+	Employment Agreement by and between Athenex, Inc. and Jeffrey Yordon, effective as of February 21, 2017.	Form S-1	333-217928	10.28	May 12, 2017

10.29+	Letter Agreement between Athenex, Inc. and Flint Besecker, dated December 8, 2016.	Form S-1	333-217928	10.29	May 12, 2017

10.29.1	First Amendment to Letter Agreement between Athenex, Inc. and Flint D. Besecker, effective as of April 17, 2017.	Form S-1	333-217928	10.29.1	May 12, 2017

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.30	Grant Disbursement Agreement by and between New York State Urban Development Corporation d/b/a Empire State Development and Athenex, Inc., dated September 4, 2017.	10-Q	001-38112	10.30	November 9, 2017

10.31^	License and Development Agreement by and between Athenex, Inc., Almirall, S.A. and Aqua Pharmaceuticals LLC., dated as of December 11, 2017.	8-K	001-38112	10.1	December 15, 2017

10.32	Standard Form of Agreement by and between M+W U.S., Inc. and Athenex, Inc. on December 29, 2017.	__	__	__	Filed herewith

21.1	Subsidiaries of Athenex, Inc.	__	__	__	Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	__	__	__	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	__	__	__	Filed herewith

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Vice President of Financial Reporting and Acting Chief Accounting Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

32.1

Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer), and Vice President of Financial Reporting and Acting Chief Accounting Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		__	__	__	Filed herewith

101.INS	XBRL Instance Document.	__	__	__	Filed herewith

101.SCHY	XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	__	__	__	Filed herewith

+	Indicates management contract or compensatory plan.
^

Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENEX, INC.

By:	/s/ Johnson Y.N. Lau
Johnson Y.N. Lau
Chief Executive Officer and Board Chairman

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Li Shen and Teresa Bair, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johnson Y.N. Lau Johnson Y.N. Lau	Chief Executive Officer and Board Chairman (Principal Executive Officer)	March 26, 2018

/s/ Li Shen Li Shen	Vice President of Financial Reporting and Acting Chief Accounting Officer (Principal Financial and Accounting Officer)	March 26, 2018

/s/ Kim Campbell Kim Campbell	Director	March 26, 2018

/s/ Manson Fok Manson Fok	Director	March 26, 2018

/s/ Michael Cannon Michael Cannon	Director	March 26, 2018

/s/ Jinn Wu Jinn Wu	Director	March 26, 2018

/s/ Song-Yi Zhang Song-Yi Zhang	Director	March 26, 2018

/s/ Sheldon Trainor-Degirolamo	Director	March 26, 2018
Sheldon Trainor-Degirolamo

/s/ James Zukin	Director	March 26, 2018
James Zukin