Form 10-Q
period 2018-03-31
Athenex, Inc.
filed 2018-05-14
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-38112

ATHENEX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	43-1985966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Main Street, Suite 600 Buffalo, NY	14203
(Address of principal executive offices)	(Zip Code)

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

As of May 7, 2018, the registrant had 63,518,329 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$39,217	$39,284
Short-term investments	67,259	11,753
Accounts receivable, net of chargebacks, allowance for doubtful accounts, and other deductions of $2,552 and $3,795, respectively	7,845	8,468
Inventories	18,571	16,561
Prepaid expenses and other current assets	7,198	7,692
Total current assets	140,090	83,758
Property and equipment, net	10,368	9,651
Investment	411	328
Goodwill	37,946	37,795
Intangible assets, net	8,276	8,572
Deferred income tax asset	442	121
Other long-term assets	—	188
Total assets	$197,533	$140,413
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,150	$16,659
Accrued expenses	13,507	25,776
Deferred revenue	5,740	1,202
Current portion of long-term debt - related parties	198	491
Current portion of long-term debt	1,037	1,015
Total current liabilities	36,632	45,143
Long-term liabilities:
Deferred compensation	2,459	2,313
Deferred rent	1,929	1,760
Capital lease obligation	428	475
Total liabilities	41,448	49,691
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at March 31, 2018 and December 31, 2017; 64,948,849 and 59,894,362 shares issued at March 31, 2018 and December 31, 2017, respectively; 63,275,929 and 58,221,442 shares outstanding at March 31, 2018 and December 31, 2017, respectively	65	60
Additional paid-in capital	495,819	423,805
Accumulated other comprehensive income (loss)	537	(146)
Accumulated deficit	(333,574)	(326,276)
Less: treasury stock, at cost; 1,672,920 shares at March 31, 2018 and December 31, 2017	(7,406)	(7,406)
Total Athenex, Inc. stockholders' equity	155,441	90,037
Non-controlling interests	644	685
Total stockholders' equity	156,085	90,722
Total liabilities and stockholders' equity	$197,533	$140,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Product sales, net	$12,605	$3,900
License fees and consulting revenue	25,091	598
Grant revenue	140	83
Total revenue	37,836	4,581
Costs and operating expenses:
Cost of sales	11,326	2,839
Research and development expenses	21,303	26,408
Selling, general, and administrative expenses	13,080	9,799
Total costs and operating expenses	45,709	39,046
Operating loss	(7,873)	(34,465)
Interest (income) expense	(227)	2,376
Loss on derivative liability	—	4,276
Loss before income tax benefit	(7,646)	(41,117)
Income tax benefit	(307)	(92)
Net loss	(7,339)	(41,025)
Less: net loss attributable to non-controlling interests	(41)	(37)
Net loss attributable to Athenex, Inc.	$(7,298)	$(40,988)
Unrealized (loss) gain on investment, net of income taxes	(35)	3
Foreign currency translation adjustment, net of income taxes	718	499
Comprehensive loss	$(6,615)	$(40,486)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (Note 9)	$(0.12)	$(1.01)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (Note 9)	61,655,294	40,693,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share data)

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity (deficit)	controlling interests	stockholders' equity (deficit)
Balance at December 31, 2016	42,342,706	$42	$237,581	$(195,106)	$(1,304)	(1,656,920)	$(7,406)	$33,807	$862	$34,669
Stock-based compensation cost	—	—	1,605	—	—	—	—	1,605	—	1,605
Restricted stock expense	—	—	540	—	—	—	—	540	—	540
Repurchase of common stock	—	—	—	—	—	(16,000)	—	—	—	—
Stock options and warrants exercised	16,800	—	43	—	—	—	—	43	—	43
Non-controlling interests	—	—	—	—	—	—	—	—	49	49
Net loss	—	—	—	(40,988)	—	—	—	(40,988)	(37)	(41,025)
Other comprehensive income, net of tax	—	—	—	—	502	—	—	502	—	502
Balance at March 31, 2017 (unaudited)	42,359,506	$42	$239,769	$(236,094)	$(802)	(1,672,920)	$(7,406)	$(4,491)	$874	$(3,617)

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at December 31, 2017	59,894,362	$60	$423,805	$(326,276)	$(146)	(1,672,920)	$(7,406)	$90,037	$685	$90,722
Sale of common stock, net of costs and discounts of $4,611	4,765,000	4	68,051	—	—	—	—	68,055	—	68,055
Stock-based compensation cost	—	—	2,161	—	—	—	—	2,161	—	2,161
Restricted stock expense	—	—	540	—	—	—	—	540	—	540
Stock options and warrants exercised	289,487	1	1,262	—	—	—	—	1,263	—	1,263
Net loss	—	—	—	(7,298)	—	—	—	(7,298)	(41)	(7,339)
Other comprehensive income, net of tax	—	—	—	—	683	—	—	683	—	683
Balance at March 31, 2018 (unaudited)	64,948,849	$65	$495,819	$(333,574)	$537	(1,672,920)	$(7,406)	$155,441	$644	$156,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,339)	$(41,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	868	816
Stock-based compensation expense	2,701	2,145
Change in fair value of derivative liability	—	4,276
Amortization of debt discount	—	1,184
Deferred rent expense	168	208
(Gain) loss on disposal of assets and impairment charges	(62)	79
Research and development license fees settled with convertible bond and stock	—	7,000
Deferred income taxes	(321)	(92)
Changes in operating assets and liabilities:
Receivables, net	623	844
Prepaid expenses and other assets	494	(1,430)
Inventories	(2,010)	(2,595)
Accounts payable and accrued expenses	(7,848)	7,837
Net cash used in operating activities	(12,726)	(20,753)
Cash flows from investing activities:
Purchase of property and equipment	(1,177)	(1,554)
Purchases of short-term investments	(67,256)	(3,051)
Sale of short-term investments	11,633	8,628
Net cash (used in) provided by investing activities	(56,800)	4,023
Cash flows from financing activities:
Proceeds from sale of stock	72,666	—
Proceeds from issuance of convertible bonds	—	10,000
Costs incurred related to the sale of stock	(4,611)	(630)
Proceeds from exercise of stock options	1,263	43
Investment from non-controlling interest	—	49
Repayment of capital lease obligations and long-term debt	(337)	(261)
Net cash provided by financing activities	68,981	9,201
Net decrease in cash and cash equivalents	(545)	(7,529)
Cash and cash equivalents, beginning of period	39,284	33,125
Effect of exchange rate changes on cash and cash equivalents	478	438
Cash and cash equivalents, end of period	$39,217	$26,034
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$104	$1,080
Cost of equity raise in accounts payable and accrued expenses	$—	$735
Accrued purchases of pharmaceutical licenses	$—	$1,550
Convertible bond issued in lieu of licensing cash payment	$—	$7,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athenex, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Company and Nature of Business

Organization and Description of Business

Athenex, Inc. (the “Company” or “Athenex”), originally formed under the name Kinex Pharmaceuticals LLC (“Kinex”)  in November 2003, commenced operations on February 5, 2004, and operated as a limited liability company until it was incorporated in the State of Delaware under the name Kinex Pharmaceuticals, Inc. on December 31, 2012. The Company changed its name to Athenex, Inc. on August 26, 2015.

Athenex is a global biopharmaceutical company dedicated to the discovery, development and commercialization of novel therapies for the treatment of cancer. The Company’s mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. The Company has generated its clinical product candidates through its Orascovery and Src Kinase Inhibition research platforms, which are based on their understanding of human absorption biology and novel kinase binding selection, respectively. The Company has assembled a leadership team and have established operations in the U.S. and China across the pharmaceutical value chain to execute its mission to become a global leader in bringing innovative cancer treatments to the market and improve health outcomes. The Company’s primary activities since commencement have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, and conducting clinical trials. In addition to licensing and consulting revenue, the Company also generates revenue from its commercial and global supply chain platforms. See Note 11 – Revenue Recognition.

Significant Risks and Uncertainties

The Company has incurred operating losses since its inception and, as a result, as of December 31, 2017 and March 31, 2018 had an accumulated deficit of $326.3 million and $333.6 million, respectively. Operations have been funded primarily through the sale of common stock and, to a lesser extent, from revenue, convertible bond financing, and grant funding. The Company will require significant additional funds to conduct clinical trials and to fund its operations. There can be no assurances, however, that additional funding will be available on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. The Company believes that it will be able to obtain additional working capital through equity financings or other arrangements to fund operations, including additional public offerings; however, there can be no assurance that such additional financing, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, the Company will need to reevaluate future operating plans and might delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

Public Offerings of Stock

In June 2017, the Company sold an aggregate of 6,900,000 shares of its common stock in its initial public offering (“IPO”) at a price of $11.00 per share for cash proceeds of $64.2 million, net of underwriting discounts and commissions of $6.1 million and offering costs of $5.6 million.

In connection with the IPO, convertible bonds with an aggregate principal value of $68.0 million, and a carrying value of $55.8 million, were converted into 7,727,273 shares of common stock. In September 2017, the remaining convertible bond with a principal value of $7.0 million was converted into 795,455 shares of common stock, at a 20% discount from the IPO price.

In January 2018, the Company issued and sold 4,300,000 shares of its common stock in a follow-on offering at a public offering price of $15.25 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 645,000 shares of common stock. In February 2018, the underwriters partially exercised their option, purchasing an additional 465,000 shares of common stock at the offering price of $15.25 per share. Net proceeds were approximately $68.1 million, after deducting underwriting discounts and commissions and offering expenses of approximately $4.6 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. These condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. Intercompany transactions and balances have been fully eliminated in consolidation.

Results of the operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Such management estimates include those relating to assumptions used in clinical research accruals, chargebacks, allowance for doubtful accounts, inventory reserves, income taxes, the estimated useful life and recoverability of long-lived assets, and the valuation of stock-based awards. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC, Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective transition method. Under this method, the Company is required to record a cumulative catch-up of revenue on existing contracts on the date of the adoption, accounting for those contracts in accordance with Topic 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product sales, license fees and consulting revenue, and grant revenue, see Note 11 – Revenue Recognition.

Concentration of Credit Risk, Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company deposits its cash equivalents in interest-bearing money market accounts and certificates of deposit. Although the Company deposits the cash with multiple financial institutions, cash balances may occasionally be in excess of the amounts insured by the Federal Deposit Insurance Corporation. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating. The Company also has significant assets and liabilities held in its overseas manufacturing facility in China, and therefore is subject to foreign currency fluctuation.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” which requires that lessees distinguish between finance and operating leases and recognize the assets and liabilities that arise from the leases on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is required to be applied on a modified retrospective basis. The Company is evaluating the effect of this standard on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU has replaced most historical revenue recognition guidance in U.S. GAAP when it became effective. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. The Company did not record a cumulative catch-up adjustment upon adoption, as there was no effect on the timing or amount of revenue recognized for existing contracts that were not completed as of the implementation date. Refer to Note 11 – Revenue Recognition for more information on the effect of this ASU.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash. The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017. This ASU is required to be applied retrospectively. The Company adopted this standard on January 1, 2018 and the adoption of this ASU has not impacted the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation—Scope of Modification Accounting,” which provides guidance as to when a modification of a share-based award must be accounted for. In general, if a modification of the terms and conditions of an award does not change the fair value of the award (or calculated value or intrinsic value, if used instead of fair value), does not change the vesting conditions of the award, and does not change the classification of the award as an equity instrument or a liability instrument, then an entity need not account for the modification. This guidance is effective in the first quarter of fiscal year 2018. The new rules are applied prospectively to awards modified after the adoption date. The Company adopted this standard on January 1, 2018 and the adoption of this ASU has not impacted the Company’s condensed consolidated financial statements.

3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials and purchased parts	$2,275	$1,471
Work in progress	2,830	1,877
Finished goods	13,466	13,213
Total inventories	$18,571	$16,561

4. Intangible Assets, net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	March 31, 2018
	Cost/Fair Value	Accumulated Amortization	Impairments		Net
Amortizable intangible assets:
Licenses	$4,650	$1,393		$—	$3,257
Polymed customer list	1,593	744		—	849
Polymed technology	3,712	865		—	2,847
Product rights	530	166		—	364
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	1,026	—		—	1,026
Effect of currency translation adjustment	(67)	—		—	(67)
Total intangible assets, net	$11,444	$3,168	$		$8,276

	December 31, 2017
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$4,650	$1,173	$—	$3,477
Polymed customer list	1,593	675	—	918
Polymed technology	3,712	762	—	2,950
Product rights	530	132	—	398
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	1,106	—	80	1,026
Effect of currency translation adjustment	(197)	—	—	(197)
Total intangibles, net	$11,394	$2,742	$80	$8,572

As of March 31, 2018, licenses at cost include an Orascovery license of $0.4 million and licenses purchased from Gland Pharma Limited (“Gland”) of $4.3 million. The Company purchased the Orascovery license directly from Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) and is being amortizing it on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of five years, the remaining life of the license agreement at the time of purchase.

The remaining intangible assets were acquired in connection with the acquisitions of Athenex Pharma Solutions (“APS” formerly known as QuaDPharma), Polymed, and CDE. Intangible assets are amortized using an economic consumption model over their useful lives. The APS customer list was being amortized on a straight-line basis over seven years. The Polymed customer list and technology are amortized on a straight-line basis over six and twelve years, respectively. The CDE in-process research and development, (“IPR&D”), will not be amortized until the related projects are completed. IPR&D will be tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). During the three months ended March 31, 2017, the Company abandoned a project within IPR&D and therefore, the related balance of $0.1 million was written-off as impaired and is included within research and development expenses in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017. No impairment charges were recorded during the three months ended March 31, 2018. The weighted-average useful life for all intangible assets was 8.24 years as of March 31, 2018.

The Company recorded $0.4 million of amortization expense for each of the three-month periods ended March 31, 2018 and 2017, respectively.

5. Fair Value Measurements

Financial instruments consist of cash and cash equivalents, short-term investments, an equity investment, accounts receivable, accounts payable, accrued liabilities, and debt. Short-term investments and the equity investment are stated at fair value. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

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

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2018 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8,030	$8,030	$—	$—
Short-term investments - commercial paper	25,314	—	25,314	—
Short-term investments - corporate notes	18,958	—	18,958	—
Short-term investments - U.S. government bonds	43,318	—	43,318	—
Investment	411	411	—	—
Total assets	$96,031	$8,441	$87,590	$—

	Fair Value Measurements at December 31, 2017 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$13,804	$13,804	$—	$—
Short-term investments - commercial paper	14,982	—	14,982	—
Short-term investments - corporate notes	2,824	—	2,824	—
Short-term investments - U.S. government bonds	5,006	—	5,006	—
Investment	328	328	—	—
Total assets	$36,944	$14,132	$22,812	$—

The Company classifies its money market funds within Level 1 because it uses quoted market prices to determine their fair value. The Company classifies its commercial paper, corporate notes, and U.S. government bonds within Level 2 because it uses quoted prices for similar assets or liabilities in active markets and each has a specified term and all level 2 inputs are observable for substantially the full term of each instrument.

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange. As of each of March 31, 2018 and December 31, 2017, the Company’s investment in PharmaEssentia was valued at the reported closing price. This investment is classified as a level 1 investment.

6. Income Taxes

The Company did not record a provision for federal income taxes for the three months ended March 31, 2018 because it expects to generate a loss for the year ending December 31, 2018 and the Company’s net deferred tax assets continue to be nearly fully offset by a valuation allowance. Tax benefit to date relates to foreign tax benefit on losses in the Peoples Republic of China (“PRC”) offset by state franchise taxes and amortization of long-lived intangible assets in the U.S. and PRC.

7. Related Party Transactions

During the three months ended March 31, 2018 and 2017, the Company entered into transactions with individuals and companies that have financial interests in the Company. Related party transactions included the following:

a.

In 2015, CDE signed an agreement with Avalon BioMedical (Management) (“Avalon”) under which Avalon will receive certain administrative services and will occupy space at CDE’s research location. Avalon reimburses CDE for these administrative services as incurred and pays CDE a percentage of the total rent payment based on its staff headcount occupying the Hong Kong research and development facility (See Note 12—Commitments and Contingencies). Members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of each of March 31, 2018 and December 31, 2017, Avalon held 678,880 shares of the Company’s common stock, which represented approximately 1% of the Company’s total issued shares. Balances due from Avalon recorded on the consolidated balance sheets were not significant.

b.

The Company receives consulting and licensing revenue from PharmaEssentia, a company in which Athenex has an investment classified as available-for-sale (see Note 5—Fair Value Measurements). Revenue recorded and cost-sharing funds received from PharmaEssentia amounted to $0.1 million and $0.5 million for the three months ended March 31, 2018 and 2017 respectively.

c.

The Company receives certain clinical development services from ZenRx Limited and its subsidiaries (“ZenRx”), a company for which one of our executive officers serves on the board of directors. In connection with such services, the Company made payments to ZenRx of $0.1 million for the three months ended March 31, 2018.  There were no such payments in the quarter ended March 31, 2017. As of March 31, 2018, amounts owed to ZenRx were $0.1 million. In April 2013, the Company entered into a license agreement with ZenRx pursuant to which the Company granted an exclusive, sublicensable license to use certain of our intellectual property to develop and commercialize Oratecan and Oraxol in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound, but only for use in Oratecan and Oraxol. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement. No revenue was earned from this license agreement in the periods presented in these consolidated financial statements.

d.

The Company received consulting services from RSJ Consulting LLC (“RSJ”), a limited liability company for which one of our executive officers serves as the principal. Services incurred from RSJ amounted to $0 and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

e.

The Company issued and sold $4.0 million in convertible bonds in 2017 to related parties. During the first quarter of 2017, the Company issued and sold $4.0 million in convertible bonds to two related parties. One of the holders of more than 5% of our outstanding common stock as of the IPO date and a director of the Company each purchased $2.0 million in convertible bonds. In June 2017, these bonds were converted into 2,727,273 shares of common stock.

f.	Certain family members of executives perform consulting services to the Company. Such services were not significant to the consolidated financial statements.

8. Stock-Based Compensation

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

Stock Options

The total fair-value of stock options vested and recorded as compensation expense during the three months ended March 31, 2018 and 2017 was $2.2 million and $1.6 million, respectively. As of March 31, 2018 and 2017, $19.5 million and $9.2 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.8 years and 1.4 years, respectively. The total intrinsic value of options exercised was approximately $3.4 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans to employees, directors, and consultants (in thousands, except stock option amounts):

	Stock Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	10,176,643	$7.19	6.83	$88,615
Granted	760,900	17.25
Exercised	(289,487)	4.69
Forfeited and expired	(10,170)	11.06
Outstanding at March 31, 2018	10,637,886	$7.98	6.91	$96,103
Vested and exercisable at March 31, 2018	6,657,501	$5.96	5.86	$73,552

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding a number of highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model during the periods indicated:

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Weighted average grant date fair value	$9.43	$6.45
Expected dividend yield	—%	—%
Expected stock price volatility	59%	65%
Risk-free interest rate	2.57%	1.94%
Expected life of options (in years)	5.6	6.3

Restricted Stock

Restricted stock grants cliff vest on the anniversary or their grant dates. During the three months ended March 31, 2018, no restricted shares vested and as of March 31, 2018, 240,000 restricted shares remained unvested.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$2,161	$1,605
Restricted stock expense	540	540
Total stock-based compensation expense	$2,701	$2,145
Cost of product sales	$44	$22
Research and development expenses	513	462
Selling, general, and administrative expenses	2,144	1,661
Total stock-based compensation expense	$2,701	$2,145

9. Net Loss per Share Attributable to Athenex, Inc. Common Stockholders

Basic net loss per share is calculated by dividing net loss attributable to Athenex, Inc. common stockholders by the weighted-average number of common shares issued, outstanding, and vested during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common share and common shares equivalents for the period using the treasury-stock method. For the purposes of this calculation, warrants for common stock and stock options are considered common stock equivalents but are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2018	2017
Stock options and other common stock equivalents	9,931,020	9,591,839
Unvested restricted shares	240,000	661,982
Total potential dilutive shares	10,171,020	10,253,821

10. Business Segment, Geographic, and Concentration Risk Information

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

Oncology Innovation Platform—This operating segment performs research and development on certain of the Company’s proprietary drugs, from the preclinical development of its chemical compounds, to the execution and analysis of its several clinical trials. This segment focuses specifically on the Orascovery oral absorption platform, the Src Kinase inhibitors, and the transmucosal drug delivery system. This segment performs research in the United States, Taiwan, Hong Kong, and mainland China.

Global Supply Chain Platform—This operating segment includes Athenex Pharma Solutions and Polymed. Athenex Pharma Solutions is a contract manufacturing company that provides small to mid-scale cGMP manufacturing of clinical and commercial products for pharmaceutical and biotech companies. Athenex Pharma Solutions also performs microbiological and analytical testing for raw material and formulated products and has expanded and begun to manufacture and sell pharmaceutical products under 503B regulations set forth by the U.S. Food and Drug Administration (“FDA”). Polymed markets and sells API and medical devices in North America, Europe, and Asia from its locations in Texas and China. Polymed also develops new compounds, processing techniques, and manufactures API at Taihao, a cGMP facility in Chongqing, China. Currently, a majority of the Company’s revenue is generated by this segment.

Commercial Platform—This operating segment includes Athenex Pharmaceutical Division, which focuses on the manufacturing, distribution, and sales of generic pharmaceuticals. This segment provides services and products to external customers based mainly in the United States.

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

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net (loss) income attributable to Athenex, Inc.:
Oncology Innovation Platform	$1,509	$(28,259)
Global Supply Chain Platform	(6,569)	(1,148)
Commercial Platform	(2,238)	(11,581)
Total consolidated net loss attributable to Athenex, Inc.	$(7,298)	$(40,988)

	Three Months Ended March 31,
	2018	2017
Total revenue:
Oncology Innovation Platform	$25,231	$733
Global Supply Chain Platform	5,127	6,296
Commercial Platform	8,694	77
Total revenue for reportable segments	39,052	7,106
Intersegment revenue	(1,216)	(2,525)
Total consolidated revenue	$37,836	$4,581

Intersegment revenue eliminated in the above table reflects sales from the Global Supply Chain Platform to the Oncology Innovation Platform.

	Three Months Ended March 31,
	2018	2017
Total revenue by product group:
API sales	$2,642	$3,000
Medical device sales	585	335
Contract manufacturing revenue	241	437
Commercial product sales	9,137	128
License fees and consulting revenue	25,091	598
Grant revenue	140	83
Total consolidated revenue	$37,836	$4,581

Intersegment revenue is recorded by the selling segment when it is realized or realizable and all revenue recognition criteria are met. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger.

	Three Months Ended March 31,
	2018	2017
Total depreciation and amortization:
Oncology Innovation Platform	$156	$92
Global Supply Chain Platform	467	526
Commercial Platform	245	198
Total consolidated depreciation and amortization	$868	$816

	March 31,	December 31,
	2018	2017
Total assets:
Oncology Innovation Platform	$123,648	$65,966
Global Supply Chain Platform	50,726	51,128
Commercial Platform	23,159	23,319
Total consolidated assets	$197,533	$140,413

	Three Months Ended March 31,
	2018	2017
Total revenue:
United States	$9,901	$713
Spain	25,000	—
India	962	1,471
Austria	1,243	1,002
China	648	312
Taiwan	—	500
Other foreign countries	82	583
Total consolidated revenue	$37,836	$4,581

	March 31,	December 31,
	2018	2017
Total property and equipment, net:
United States	$5,612	$5,305
China	4,756	4,346
Total consolidated property and equipment, net	$10,368	$9,651

Customer revenue and accounts receivable concentration amounted to the following for the identified periods. These customers relate to the Commercial Platform segment and the Global Supply Chain Platform segment.

	Three Months Ended March 31,
	2018	2017
Percentage of total revenue by customer:
Customer A	3%	28%
Customer B	3%	22%
Customer C	10%	—%
Customer D	66%	—%

	March 31,	December 31,
	2018	2017
Percentage of total accounts receivable by customer:
Customer A	7%	26%
Customer B	14%	18%
Customer C	22%	13%
Customer D	—%	10%
Customer E	33%	—%

11. Revenue Recognition

Nature of goods and services

Following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 10 – Business Segment, Geographic, and Concentration Risk Information.

1.	Oncology Innovation Platform

License fees and consulting revenue

The Company out-licenses certain of its intellectual property (“IP”) and provides related consulting services to pharmaceutical companies in specific territories that allow the customer to use, develop, commercialize, or otherwise exploit the licensed IP. In accordance with Topic 606, the Company determines each of its performance obligations under the agreements and allocates the transaction price to those obligations accordingly. The Company’s obligations may include delivering the license of IP (if the license is deemed to be distinct), performing continued research and development on the licensed IP, manufacturing the licensed product, or maintaining the legal protection for the licensed IP throughout the duration of the agreement, among other obligations. Most of the Company’s revenue from its out-licensing is recognized at a point-in-time, when the performance obligation associated with an upfront payment or milestone is satisfied.

Grant revenue

The Company receives grant award funding to support its continuing research and development efforts. The Company considers these grants to be operating revenue as they support the Company’s primary operating activities. Revenue is recognized when the underlying performance obligation is satisfied, which is generally when all grant eligibility criteria are met at a point-in-time.

2.	Global Supply Chain Platform

The Company’s Global Supply Chain Platform manufactures API for use internally in its research and development and clinical studies and for sale to pharmaceutical customers globally. API revenue earned by the Global Supply Platform is recognized when the Company has satisfied its performance obligation, which is the shipment or delivery of drug product. The underlying contracts for these sales are generally purchase orders and the Company recognizes revenue at a point-in-time.

The Company also generates revenue, to a lesser extent, by providing small to mid-scale cGMP manufacturing of clinical and commercial products for pharmaceutical and biotech companies and selling pharmaceutical products under 503B regulations set forth by the FDA.

3.	Commercial Platform

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Sales are initially recorded at the list price sold to the wholesaler. Because these prices will be reduced for the end-user, the Company records a contra asset in accounts receivable and a reduction to revenue at the time of the sale, using the difference between the list price and the estimated end-user contract price. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user and such chargeback is offset against the initial estimated contra asset. The significant estimates inherent in the initial chargeback provision relate to wholesale units pending chargeback and to the ultimate end-user contract selling price. The Company bases the estimate for these factors on product-specific sales and internal chargeback processing experience, as well as estimated wholesaler inventory stocking levels. As of March 31, 2018 and December 31, 2017, the Company’s chargeback provision totaled $2.5 million and $3.7 million, respectively, included as a reduction of accounts receivable. The Company’s total chargeback expense was $5.0 million, and $0.1 million for the three months ended March 31, 2018, and 2017, respectively.

The Company offers cash discounts, which approximate 2% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. The Company expects that its wholesale customers will make prompt payments to take advantage of the cash discounts, and expects customers to use their right of return. Therefore, at the time of sale, product revenue and accounts receivable are reduced by the full amount of the discount offered and the return expected. The Company considers payment performance and historical return rates and adjusts the accrual to reflect actual experience. As of March 31, 2018 and December 31, 2017, the Company’s accrual for cash discounts and return accrual included as a reduction of accounts receivable were not material to the consolidated financial statements.

The Company also offers contractual allowances, generally rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to five months from date of sale. The Company provides a provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Contractual allowances are reflected in the consolidated financial statements as a reduction of revenue and as accrued expenses.

The Company estimates the variable transaction price at the time of the sale and recognizes revenue when the performance obligation is satisfied. The underlying contracts for these sales are generally purchase orders and the Company recognizes revenue at a point-in-time.

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer.

	Three Months Ended March 31, 2018
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$1,208	$8,694	$9,901
India	—	962	—	962
Austria	—	1,243	—	1,243
China	231	417	—	648
Spain	25,000	—	—	25,000
Other foreign countries	—	82	—	82
Total revenue	$25,231	$3,911	$8,694	$37,836

	Three Months Ended March 31, 2017
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$636	$77	$713
India	—	1,471	—	1,471
Austria	—	1,002	—	1,002
China	233	79	—	312
Taiwan	500	—	—	500
Other foreign countries	—	583	—	583
Total revenue	$733	$3,771	$77	$4,581

The Company also disaggregates its revenue by product group which can be found in Note 10 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers. The Company has not recorded any contract assets from contracts with customers.

	March 31, 2018	December 31, 2017
Accounts receivable, gross	$10,397	$12,263
Allowance for doubtful accounts, chargebacks, and other deductions	(2,552)	(3,795)
Accounts receivable, net	$7,845	$8,468
Deferred revenue	$5,740	$1,202
Total contract liabilities	$5,740	$1,202

The following tables illustrate accounts receivable balances by reportable segments.

	March 31, 2018
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$19	$3,320	$7,057	$10,397
Allowance for doubtful accounts, chargebacks, and other deductions	—	(73)	(2,479)	(2,552)
Accounts receivable, net	$19	$3,247	$4,578	$7,845

	December 31, 2017
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$49	$4,553	$7,661	$12,263
Allowance for doubtful accounts, chargebacks, and other deductions	—	(84)	(3,711)	(3,795)
Accounts receivable, net	$49	$4,469	$3,950	$8,468

As of March 31, 2018, $5.0 million of the deferred revenue balance relates to out-license revenue included in the non-refundable upfront fee payment of $30.0 million from the collaboration agreement with Almirall, S.A. This payment was allocated to two distinct performance obligations, $25.0 million to the execution and delivery of the license, and $5.0 million to the delivery of certain clinical data for the licensed IP. The Company satisfied its performance obligation to license the IP to the licensee during the three months ended March 31, 2018 and recognized $25.0 million of revenue accordingly. As of March 31, 2018, the Company had not satisfied its performance obligation to deliver the clinical data and therefore, $5.0 million of this license payment was recorded as deferred revenue on the condensed consolidated balance sheet. The remaining $0.7 million of deferred revenue relates to customer deposits made by customers of the Global Supply Chain Platform.

As of December 31, 2017, the $1.2 million contract liability related to customer deposits made by customers of the Global Supply Chain Platform. The Company satisfied its performance obligations allocated to these contract liabilities in the three months ended March 31, 2018.

There were no other material changes to contract balances during the three months ended March 31, 2018.

Performance obligations and transaction price allocation

Product sales

The contracts related to product sales in the Global Supply Chain and Commercial Platforms include a single performance obligation, which is the shipment or delivery of products. The Company records revenue allocated to these performance obligations at a point-in-time, when the underlying obligation is satisfied. Contracts for product sales under the Commercial Platform include variable consideration with the single performance obligation. The transaction price is determined using the method described as a significant judgment below and is allocated directly to the single performance obligation. Contracts for product sales under the Global Supply Chain Platform include a fixed transaction price and a single performance obligation. Therefore, the transaction price is allocated to the single obligation and there are no further allocation methods or assumptions used.

Any remaining performance obligations related to product sales are the result of customer deposits and are reflected in the deferred revenue contract liability balance above. There were no remaining performance obligations related to the Commercial Platform as of March 31, 2018.

License fees and consulting revenue

The Company analyzes each of its out-licensing contracts with customers to identify each of the performance obligations within the contract. Each out-license contains multiple performance obligations. The Company has determined that each of its out-license agreements with customers are classified as functional licenses and are capable of being distinct, because the IP that is licensed carries standalone value and is not expected to be altered through the life of the agreement. Therefore, for each of its out-licenses, the Company has determined that the execution of the license and delivery of the IP to the licensee is a distinct performance obligation.

As such, the Company records revenue at a point-in-time for its out-licensing if any of the transaction price is allocated to the obligation, including up-front license payments. Revenue recognized at a point-in-time for the execution of a distinct license of IP amounted to $25.0 million and $0 for the three months ended March 31, 2018 and 2017, respectively.

Other performance obligations included in the Company’s out-license agreements include reaching milestone development and regulatory events by performing research and development activities over the licensed IP. The Company did not reach any milestone events during the three months ended March 31, 2018 and reached one milestone event during the three months ended March 31, 2017 resulting in $0.5 million of revenue recognized. The Company recorded the associated milestone payment as revenue at a point-in-time. One of the Company’s contracts includes consulting services including managing a customer’s research and development office, which is considered a distinct performance obligation. Revenue allocated to this performance obligation is recognized over-time as these services are provided. These services were not material to the condensed consolidated financial statements for the three months ended March 31, 2018 and 2017. Certain out-license agreements include performance obligations to manufacture and provide drug product in the future when the licensed product is approved for commercial sale. To date, the Company has not satisfied any of these performance obligations as none of its drugs are approved by the regulatory agencies in each of the licensed territories.

In addition to the multiple performance obligations, the Company’s out-license agreements include variable pricing. After the performance obligations are identified, the Company determines each portion of the transaction price, which generally include upfront fees, milestone payments, and royalty payments. The Company begins by allocating the payments set forth in the agreement to the performance obligation to which the consideration is related. Then, the Company considers whether or not that transaction price is fixed, variable, or subject to return. If any portion of the transaction price is constrained by more than one performance obligation, the Company allocated that portion of the transaction price to the performance obligation that will be satisfied later and will not recognize revenue until it is fully satisfied and the constraint on the transaction price no longer exists. There are no other significant methods employed to allocate the transaction price to performance obligations in a contract with a customer.

The Company’s remaining performance obligations related to its out-license agreement include all of the above distinct obligations which might or might not be satisfied in the future, based on the clinical progression and commercialization of the licensed IP. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations related to the license of intellectual property.

Grant revenue

The Company’s performance obligations related to its research and development grants are recorded at a point-in-time. Performance obligations in these contracts include various eligibility conditions that the Company must satisfy to maintain the grant agreement. Grant revenue is not signification to the consolidated financial statements. Performance obligations remaining as of March 31, 2018 were not material to the financial statements and do not significantly alter the Company’s business operations. Contracts for the grant revenue include a fixed transaction price and a single performance obligation. Therefore, the transaction price is allocated to the single obligation and there are no further allocation methods or assumptions used.

Significant judgments used

Specialty revenue from the Company’s Commercial Platform includes certain significant judgments due to the nature of the process to deliver the product to the end-user and the variable consideration involved. As described above, the Company sells product to wholesalers at a gross price higher than the price paid by the end-user. When the Company satisfies its performance obligation for these sales, which is the delivery of products to the customer, most often a wholesaler, the Company records the gross sales price to the wholesaler and estimates all other factors affecting the transaction price to record as a reduction to that revenue. Factors that determine the final net transaction price include chargebacks (the difference between the gross price to the wholesaler and the price at which the wholesaler sold to their customer), fees for service, cash discounts, rebates, returns, warranties, and other factors. The Company estimates all of these variables based on historical data obtained from previous sales finalized with the end-user customer. This is performed on a product-by-product basis and uses data obtained from the Company’s third-party logistics provider. At the time of sale, revenue is recorded net of each of these deductions. Through the normal course of business, the wholesaler will sell the product to the end-user, determining the actual chargeback, return products, and take advantage of cash discounts, charge fees for services, and claim warranties on products. The final transaction price per product is compared to the initial estimated net sale price and reviewed for accuracy. The final prices and other factors are immediately included in the Company’s historical data from which it will estimate the transaction price for future sales. Sales subject to these transaction price judgments amounted to $8.7 million for the three months ended March 31, 2018. The Company does not believe that the final transaction price of these sales will vary materially from the revenue recorded during the period.

Significant judgments are used in the recognition of licensing fees. They often contain several performance obligation and a multi-faceted variable transaction price. Initially, significant judgment is involved to determine if the license is function or symbolic, which is based on its ability to be a distinct performance obligation. The Company considers all economic and regulatory characteristics of the licensed IP to determine if it has standalone value on the date of the license, which would make the license distinct and dictate that the Company recognizes any transaction price allocated to the license performance obligation, including upfront fees, at a point-in-time. The Company has determined that each of its out-licensing agreements is distinct, or capable of being distinct and as such, it represents its own performance obligation. There are also significant judgments used in allocating the transaction price of out-license agreements to the various performance obligations. Transaction prices included the out-license contract with customers often include upfront payments, regulatory and commercial milestone payments, and royalties once the licensed IP is approved for commercial sale. Due to the clinical stage of the drugs under these licenses, the Company has only recognized revenue related to upfront payments and certain milestone payments. The values of each of those payments is fixed, the judgment involved relates to the allocation of those payments to the proper performance obligations, considering if any of those payments are refundable or are contingent on any future events. Of the $30.0 million upfront license payment the Company received during the three months ended March 31, 2018, $5.0 million related to a separate performance obligation. Therefore, this amount was deferred and will be recognized when the future performance obligation is fulfilled. The Company did not use any other significant judgments related to out-license revenue during the three months ended March 31, 2018.

Contract costs

The Company has not recorded any contract assets from contracts with customers.

Practical expedients used

During the adoption of ASC 606, the Company applied the practical expedient in paragraph 606-10-10-4, the Portfolio Approach. This allowed the Company to apply the new revenue standard to a portfolio of contracts with similar characteristics because it reasonably expected that the effects on the financial statements of applying the guidance to the portfolio would not differ materially from applying the guidance to the individual contracts within that portfolio. The Company used this to determine the cumulative catch-up required under the modified retrospective transaction method. The Company used the portfolio approach for product sales under the Global Supply Chain Platform and product sales under the Commercial Platform. The Company did not use this approach for its out-license contracts, because each of those contracts have unique economic characteristics.

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations related to the license of intellectual property (“IP”). This practical expedient is applied because its out-licenses agreements include sales-based royalties in exchange for the license of IP accounted for in accordance with Topic 606 and there is significant uncertainty surrounding the future variable consideration that could be received.

12. Commitments and Contingencies

Future minimum payments under the non-cancelable operating leases consisted of the following as of March 31, 2018 (in thousands):

Year ending December 31:	Minimum payments
2018 (remaining nine months)	$1,678
2019	2,383
2020	2,247
2021	1,844
2022	1,802
Thereafter	4,671
$14,625

Legal Proceedings

The Company is not a party to any pending or known threatened legal proceedings that, in the opinion of the Company, would have a material impact on the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017. Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Athenex,” “the Company,” “we,” “us,” and “our” refer to Athenex, Inc., a Delaware Corporation, and its subsidiaries taken as a whole, unless otherwise noted.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, potential market size, potential growth opportunities, the timing and results of clinical trials, and potential regulatory approval and commercialization of product candidates. In some cases, forward-looking statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. These words are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2017. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business. In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of our Annual Report on Form 10-K for the year ended December 31, 2017 to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of novel therapies for the treatment of cancer. Our mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. We have generated our clinical product candidates through our Orascovery and Src Kinase Inhibition research platforms, which are based on our understanding of human absorption biology and novel approaches to inhibiting kinase activity, respectively. We believe that our ability to overcome the challenges of oral delivery of chemotherapy and limitations associated with IV delivery, via our P-gp inhibitor, offers significant potential benefits to patient outcomes by allowing patients to stay on therapy longer and extending the potential opportunities to combine with other agents, including targeted therapies and immunotherapies that would otherwise be too toxic in combination with IV chemotherapy. We have assembled a leadership team and have established global operations in the U.S. and China across the pharmaceutical value chain to execute our mission to become a leader in bringing innovative cancer treatments to the market and improve health outcomes.

We have three operating segments: our Oncology Innovation Platform, Global Supply Chain Platform and Commercial Platform. We believe our Orascovery research platform, part of our Oncology Innovation Platform segment, will establish a new paradigm in the use of oral anti-cancer drugs for cancer treatments. Our Orascovery platform is based on the novel P-gp pump inhibitor molecule HM30181A, which we in-licensed in 2011 from Hanmi, a major Korean pharmaceutical company focusing on research and development. The P-gp pump is a plasma membrane protein on the cells of the gut that forms a localized drug transport system and prevents oral absorption at therapeutic levels of many well-known, widely used P-gp substrate cancer chemotherapeutic drugs such as paclitaxel, irinotecan and docetaxel, limiting their current delivery to IV. These chemotherapy agents are widely used to treat multiple types of cancer. A cancer patient’s inability to tolerate IV chemotherapies has limited the effectiveness of IV anti-cancer therapies. Co-administration of HM30181A with oral paclitaxel is designed to facilitate the oral absorption of paclitaxel by blocking P-gp in intestinal cells and enables oral dosing at therapeutic blood levels that have not been successfully and safely achieved to date without the use of HM30181A. We have learned through clinical studies that this technology allows for certain active chemotherapeutic agents to be absorbed into the blood orally as compared to IV, and may enable some patients to tolerate a greater number of treatment cycles and duration of treatment time. In light of better tolerability of standard chemotherapies delivered orally, combination with immuno-oncology and targeted anti-cancer treatments can be potentially optimized compared to current treatment paradigms.  Oraxol, our leading Orascovery drug candidate is composed of HM30181A co-administered with an oral dosage form of paclitaxel. We have three other major clinical product candidates in this platform, Oratecan, Oradoxel and Oratopo, which include HM30181A co-administered with an oral formulation of the widely used IV-administered chemotherapeutic agents, irinotecan, docetaxel and topotecan, respectively. In December 2017, we also announced that we have initiated the preparation of an IND for oral eribulin co-administered with HM30181A.

We are rapidly advancing our lead Orascovery drug candidate, Oraxol. In 2015, we started enrolling patients with metastatic breast cancer in a Phase 3 Oraxol study that combined the dosing of our 15 milligram tablet of HM30181A paired with our oral formulation of paclitaxel in a head to head comparison to IV paclitaxel. In October 2017, the Drug Safety Monitoring Board unanimously recommended continuation of our Oraxol Phase 3 study following review of an interim analysis. In January 2018, we received positive feedback from the FDA on the design of the ongoing Phase 3 trial, which indicated that if the study meets the primary endpoint with an acceptable benefit to risk profile, it could be adequate as a single comparative trial to support registration of Oraxol in the U.S. for the indication of metastatic breast cancer. As of February 2018, the enrollment of patients was on target for the Company to be able to conduct a second interim analysis in the Oraxol KX-ORAX-001 Phase 3 clinical trial in the third quarter of 2018.

In October 2016, we entered into a clinical study collaboration with Eli Lilly to evaluate Oraxol in combination with Lilly’s approved monoclonal antibody Cyramza (ramucirumab) to treat gastric, gastric-esophageal and esophageal cancer. This combination study commenced in July 2017. In January 2018, we completed the first cohort of patients, who showed encouraging early results. We are also planning a combination study of Oraxol with pembrolizumab, or Anti-PD1, in advanced malignancies. In addition, in June 2017, our Chinese subsidiary submitted an IND application to the China FDA, or CFDA for Oraxol, and in January 2018, the CFDA allowed the IND application for Oraxol. Acceptance of the Oraxol IND by the CFDA allows us to commence a clinical trial program for Oraxol in China in 2018. Recently in April 2018, we received orphan drug designation from the FDA for Oraxol for the treatment of angiosarcoma.

We have also developed two novel small molecule compounds, KX-01 and KX-02, through our Src Kinase Inhibition research platform, also part of our Oncology Innovation Platform segment.  These compounds that have multiple mechanisms of actions including: (1) the inhibition of the activity of Src Kinase and (2) the inhibition of tubulin polymerization. We believe the combination of the two mechanisms of action provides a broader range of anti-cancer activity compared to either mechanism of action alone. Our three key clinical product candidates in this platform are KX-01 ointment for topical treatment of actinic keratosis (“AK”),  psoriasis, and skin cancers; KX-01 for oral treatment of solid and liquid tumors  and KX-02 for oral treatment of glioblastoma multiforme (“GBM”) which has been granted orphan status by FDA.

AK is a common disease, with a prevalence of approximately 58 million patients in the United States. If left untreated, 10-15% of AK lesions will develop into skin cancers. In clinical investigations of KX-01 ointment for treatment of AK we have completed enrollment of an approximately 160-patient Phase 2a study across 16 sites in 2016 and we commenced patient enrollment for 600 patients in two Phase 3 studies in September 2017. The enrollment of 600 patients was completed in February 2018. Our Phase 1 clinical study and preliminary data from our Phase 2 clinical study demonstrated a complete response rate of up to 52% among subjects who received treatment on their faces, with few severe local skin reactions, or LSRs, reported with the dosing regimen studied. Currently available treatments are limited by severe local skin reactions such as vesiculation, pustulation, erosion and ulceration, with low patient compliance. We believe physicians and patients have avoided topical treatments because of the pronounced side effects of the current treatments such as ingenol mebutate, imiquimod, fluorouracil, and that an ointment product with good clinical activity and a favorable side effect profile could capture substantial new market share for treatment of this condition.

KX-02 is in Phase 1 clinical testing.  In addition, in May 2017, the China FDA approved clinical trials of KX-02 in tablet form for treatment of Glioblastoma, which are being led by our collaborator, Xiangxue Pharmaceutical Co. Ltd.

In addition to our existing portfolio of clinical candidates, our research and development teams are evaluating additional applications of Orascovery, and developing new platforms based on our knowledge of absorption biology. For example, we are exploring a CYP and P-gp dual inhibitor technology to generate new product candidates

Since inception, we have devoted a substantial amount of our resources to research and development of our lead product candidates under our Orascovery and Src Kinase Inhibition research platforms. Since 2016, we have also devoted significant amount of our resources to the building of our commercial platform. We have incurred significant net losses since inception. Our net losses were $7.3 million and $41.0 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $333.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	Continue to advance our lead programs, Orascovery and Src Kinase Inhibition research platforms, through clinical development;

•	Continue our current preclinical and clinical research program and development activities;
•	Seek to identify additional research programs and product candidate;
•	Continue to invest in acquiring or in-licensing other drugs and technologies;
•	Continue to invest in our manufacturing facilities;
•	Hire additional research, development and business personnel;
•	Maintain, expand and protect our intellectual property portfolio; and
•	Incur additional costs associated with operating as a public company.

In January 2018, we completed an underwritten public offering of 4,300,000 shares of common stock at a public offering price of $15.25 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 645,000 shares of common stock at the same price. In February 2018, the underwriters exercised their option to purchase an additional 465,000 shares of common stock at the offering price of $15.25 per share. Net proceeds from this public offering were approximately $68.1 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by us of approximately $4.6 million.

We have funded our operations to date primarily from the issuance and sale of our common stock, including public offerings, and convertible bonds and, to a lesser extent, through revenue generated from our Global Supply Chain Platform and Commercial Platform. As of March 31, 2018, we had cash, cash equivalents and short-term investments of $106.5 million.

Key Components of Results of Operations

Revenue

We derive our consolidated revenue primarily from (i) the sales of API and medical devices by our Global Supply Chain Platform, (ii) the sales of generic injectable products by our Commercial Platform, (iii) licensing and collaboration projects conducted by our Oncology Innovation Platform, which generates revenue in the form of upfront payments, milestone payments and payments received for providing research and development services for our collaboration projects and for other third parties, and (iv) grant awards from government agencies and universities for our continuing research and development efforts.

We do not anticipate revenue being generated from sales of our product candidates under development in our Oncology Innovation Platform until we have obtained regulatory approval. We cannot assure you that we will succeed in achieving regulatory approval for our drug candidates as planned, or at all.

Cost of Product Sales

Along with sourcing from third-party manufacturers, we manufacture clinical products in our cGMP facility in New York and APIs at our cGMP facility in China. Cost of product sales primarily includes the cost of finished products, raw materials, labor costs, manufacturing overhead expenses and reserves for expected scrap, as well as transportation costs. Cost of product sales also includes depreciation expense for production equipment, changes to our excess and obsolete inventory reserves, and certain direct costs such as shipping costs, net of costs charged to customers.

Research and Development Expenses

Research and development expenses consist of the costs associated with in-licensing of product candidates, conducting preclinical studies and clinical trials, activities related to regulatory filings and other research and development activities. Our current research and development activities mainly relate to the clinical development of the following programs:

Orascovery platform—Comprised of our in-licensed and novel P-gp inhibitor, HM30181A, that is combined with various chemotherapeutic agents and enables them to be absorbed into the blood when given orally:

•	Oraxol, combining HM30181A with an oral dosage form of paclitaxel;
•	Oratecan, combining HM30181A with an oral dosage form of irinotecan;
•	Oradoxel, combining HM30181A with an oral dosage form of docetaxel;
•	Oratopo, combining HM30181A with an oral dosage form of topotecan; and
•	Oral eribulin, combining HM30181A with an oral dosage form of eribulin.

Src Kinase Inhibition platform—Targets the tyrosine kinase protein in regulating cell growth that leads to blockade of metastasis:

•	KX-01 ointment, Src kinase inhibitor topically administered to treat skin cancers and pre-cancers;
•	KX-01 oral, Src kinase inhibitor orally administered to treat certain solid and liquid tumors; and
•	KX-02, Src kinase inhibitor orally administered to treat brain cancer, such as glioblastoma multiforme (GBM).

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

Research and development activities are central to our business model. We expect our research and development expenses to continue to increase for the foreseeable future as we continue to support the clinical trials of Oraxol, Oratecan, Oradoxel, Oratopo, Oral Eribulin, KX-01 ointment, KX-01 oral and KX-02, as well as initiate and prepare for additional clinical and preclinical studies. We also expect spending to increase in the research and development for API, 503B and specialty products. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will likely impact our clinical development programs and plans.

Selling, General and Administrative Expenses

Selling, general and administrative, (“SG&A”), expenses primarily consist of compensation, including salary, employee benefits and stock-based compensation expenses for sales and marketing personnel, and for administrative personnel that support our general operations such as executive management, legal counsel, financial accounting, information technology, and human resources personnel. SG&A expenses also includes professional fees for legal, patent, consulting, auditing and tax services, as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in the selling, marketing, general and administrative activities. We expect to incur additional SG&A expenses in connection with being a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption to certain disclosure and attestation requirements pursuant to the JOBS Act.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars and percentage. This information should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31
	2018	2017	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue	$37,836	$4,581	$33,255	726%
Cost of product sales	(11,326)	(2,839)	(8,487)	299%
Research and development expenses	(21,303)	(26,408)	5,105	-19%
Selling, general, and administrative expenses	(13,080)	(9,799)	(3,281)	33%
Interest income (expense)	227	(2,376)	2,603	NM
Unrealized loss on derivative liability	—	(4,276)	4,276	NM
Income tax benefit	307	92	215	234%
Net loss	(7,339)	(41,025)	33,686	-82%
Less: net loss attributable to non-controlling interests	(41)	(37)	(4)	11%
Net loss attributable to Athenex, Inc.	$(7,298)	$(40,988)	$33,690

Revenue

Revenue for the three months ended March 31, 2018 was $37.8 million, an increase of $33.2 million, as compared to $4.6 million for the three months ended March 31, 2017. The increase was primarily attributable to $25.0 million upfront license fees related to the collaboration agreement with Almirall, S.A., $8.6 million in specialty products sold through our Commercial Platform, and $0.4 million in sales of our 503B products. This was offset by decreases in other out-licensing fees of $0.5 million, contract manufacturing revenue of $0.2 million, and API and medical device sales of $0.1 million.

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2018 totaled $11.3 million, an increase of $8.5 million, as compared to $2.8 million for the three months ended March 31, 2017. This was primarily due to the increase of $7.2 million cost of product sales from the recently launched specialty products and $1.3 million cost of product sales from 503B and API products. The decrease in gross profit was primarily due to the impact of the costs incurred for the scale-up of production for new products in our 503B outsourcing facility. Changes in availability of products and market demand could increase or decrease our revenue and gross profit.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2018 totaled $21.3 million, a decrease of $5.1 million, or 19%, as compared to $26.4 million for the three months ended March 31, 2017. This was primarily due to $14.4 million decreased of drug licensing fees to Hanmi and Gland, and offset by the following:

•	$6.9 million increase of clinical trial costs with the progression of the Phase 3 trials of KX-01 Ointment and Oraxol;
•

$1.0 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and clinical activities, including the expansion of our clinical R&D team in Taiwan;

•	$0.9 million increase of R&D costs related to product testing of 503B products as they were introduced and production was scaled-up to a commercial level;
•	$0.4 million increase of the cost of preclinical studies as research was performed on a toxicity study of KX-01, our HM 30181A tablet formulation and other novel drug formulations; and
•	$0.1 million increase of general and API-related R&D expenses.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended March 31, 2018 totaled $13.1 million, an increase of $3.3 million, or 33%, as compared to $9.8 million for the three months ended March 31, 2017. This was primarily due to an increase in employee compensation, professional fees and selling and marketing costs, and included the following:

•	$1.4 million increase of employee salary and benefits, which was primarily attributable to the hiring of more personnel to support our growing organization;
•	$1.4 million increase of other office expenses and professional fees for legal, consulting, and audit services related to operating as a public company; and
•	$0.5 million of selling and marketing expenses, primarily attributable to the pre-launch activities of our proprietary drugs.

Interest Income (Expense)

Interest income for the three months ended March 31, 2018 totaled $0.2 million, a change of $2.6 million as compared to $2.4 million interest expense for the three months ended March 31, 2017. The interest income in the current period was generated from our short-term investments. The interest expense in the prior period was primarily incurred from the convertible bonds we issued between the third quarter of 2016 and the second quarter of 2017, which were converted into the Company’s common stock in 2017.

Loss on Derivative Liability

Loss on derivative liability for the three months ended March 31, 2018 decreased by $4.3 million compared to the three months ended March 31, 2017. This decrease was due to the change in the fair value of the derivatives embedded within the convertible bonds we issued between the third quarter of 2016 and the second quarter of 2017. The derivative liability was no longer outstanding as of March 31, 2018.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our R&D programs and SG&A costs associated with our operations. We incurred net losses of $7.3 million and $41.0 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $333.6 million. Our primary use of cash is to fund R&D costs. Our operating activities used $12.7 million and $20.8 million of cash during the three months ended March 31, 2018 and 2017, respectively. Our principal sources of liquidity as of March 31, 2018 were cash and cash equivalents totaling of $39.2 million and short-term investments totaling $67.3 million, which are generally U.S. government or high-quality investment grade corporate debt securities.

In June 2017, the Company sold an aggregate of 6,900,000 shares of its common stock at a price of $11.00 per share in its IPO for cash proceeds of $64.2 million, net of underwriting discounts and commissions of $6.1 million and offering costs of $5.6 million. In January 2018, the Company issued and sold 4,300,000 shares of its common stock at a public offering price of $15.25 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 645,000 shares of common stock. In February 2018, the underwriters exercised their option to purchase an additional 465,000 shares of common stock at the offering price of $15.25 per share. Net proceeds of the 2018 offering were approximately $68.1 million, after deducting underwriting discounts and commissions and offering expenses of approximately $4.6 million.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of March 31, 2018 will enable us to fund our operating expenses and capital expenditures requirements through approximately early-2019. We expect that our expenses will increase substantially as we continue to fund clinical development of our Orascovery and Src Kinase Inhibition research programs, fund new and ongoing research and development activities and working capital and other general corporate purposes. We have based our estimates on assumptions that might prove to be wrong, and we might use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to accurately estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

Our future capital requirements will depend on many factors, including:

•	Our ability to generate revenue from our Commercial Platform or otherwise;
•	The costs, timing and outcome of regulatory reviews and approvals;
•	Progress of our drug candidates to progress through clinical development successfully;
•	The initiation, progress, timings, costs and results of nonclinical studies and clinical trials for our other programs and potential drug candidates;
•	The number and characteristics of the drug candidate we pursue;
•	The costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property related claims;
•	The extent to which we acquire or in-license other products and technologies; and
•	Our ability to maintain and establish collaboration arrangements on favorable terms, if at all.

We believe that the existing cash and cash equivalents and short-term investments will not be sufficient to enable us to complete all necessary development or commercially launch our proprietary drug candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and government grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and might require the issuance of warrants, which could potentially dilute the ownership interest of holders of common stock. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we might have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that might not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we might be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) operating activities	$(12,726)	$(20,753)
Net cash (used in) provided by investing activities	(56,800)	4,023
Net cash provided by financing activities	68,981	9,201
Net effect of foreign exchange rate changes	478	438
Net decrease in cash and cash equivalents	$(67)	$(7,091)

Net Cash Used in Operating Activities

The use of cash resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. The primary use of our cash in the periods presented was to fund our research and development, regulatory and other clinical trial costs, drug licensing costs, inventory purchase, and other expenditures related to sales, marketing and administration.

Net cash used in operating activities was $12.7 million for the three months ended March 31, 2018. This resulted principally from our net loss of $7.3 million, adjusted for non-cash charges of $3.3 million, and by cash used in our operating assets and liabilities of $8.7 million. Our operating assets decreased $0.6 million for accounts receivable related to API product sales, and $0.5 million for prepaid expenses primarily related to the new ERP system, while inventory for API products and 503B increased by $2.0 million. Our operating liabilities decreased by $7.8 million mainly due to a decrease in accrued license fees and accrued inventory purchases. Our net non-cash charges during the three months ended March 31, 2018 primarily consisted of $2.7 million of stock-based compensation expense and $0.9 million depreciation and amortization expense.

Net cash used in operating activities was $20.8 million for the three months ended March 31, 2017. This resulted principally from our net loss of $41.0 million, adjusted for non-cash charges of $15.7 million, and by cash provided from our operating assets and liabilities of $4.7 million, partially offset by $0.1 million charge in deferred income taxes. Our net non-cash charges during the three months ended March 31, 2017 primarily consisted of $0.8 million depreciation and amortization expense, $2.1 million of stock-based compensation expense, $4.3 million unrealized loss on derivative liability, $1.2 million amortization of a debt discount, and $7.0 million of license fees settled through the issuance of a convertible bond.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $56.8 million for the three months ended March 31, 2018, compared to $4.0 million provided by investing activities for the three months ended March 31, 2017. The increased use in cash from investing activities was primarily due to our using cash generated by our public offering to purchase short-term investments, including commercial paper, corporate notes, and U.S. government bonds.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $69.0 million for the three months ended March 31, 2018, including $72.6 million from the issuance of common stock, which resulted in net proceeds of $68.1 million from the follow-on public offering due to $4.6 million of underwriting discounts and commissions and certain offering costs, compared with $9.2 million for the three months ended March 31, 2017, which was primarily attributable to the proceeds from the issuance of convertible bonds for $10.0 million.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2018 is as follows:

	Payments Due by Period
	Within 1 Year	1 to 3 years	3 to 5 years	More than 5 years	Total Amounts Committed
	(in thousands)
Operating leases	$2,273	$4,495	$5,163	$2,694	$14,625
Long-term debt	854	—	—	—	854
Long-term debt - related parties	198	—	—	—	198
Capital lease obligation	183	361	67	—	611
Licensing fees	836	—	—	—	836
	$4,344	$4,856	$5,230	$2,694	$17,124

The following includes the Company’s operating leases and the amounts committed under those leases by each location: (1) The rental of our global headquarters in the Conventus Center for Collaborative Medicine in Buffalo, NY with $9.2 million committed, (2) the rental of our research and development facility in the IC Development Centre in Hong Kong with $0.1 million committed, (3) the rental of the Commercial Platform headquarters in Chicago, IL with $2.6 million committed, (4) the rental of our clinical research and development facility in Cranford, NJ with $0.4 million committed, (5) the rental of our clinical data management center in Taipei, Taiwan with $0.8 million committed, (6) the rental of our Global Supply Chain distribution office in Houston, TX with $0.1 million committed, and (7) the rental of our Global Supply Chain API manufacturing facility in Chongqing, China with $1.4 million committed.

Off Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements, or other relationships with unconsolidated entities or others, often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Significant Judgments and Estimates

With the exception of the change in revenue recognition as a result of the adoption of ASC 606 discussed below, there have been no new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance, or potential significance to the Company.

Effective January 1, 2018, the Company adopted ASC, Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective transition method. Under this method, the Company is required to record a cumulative catch-up of revenue on existing contracts on the date of the adoption, accounting for those contracts in accordance with Topic 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We consider revenue recognition to be a critical accounting policy because of the judgments and estimates involved in two of the Company’s revenue streams. (1) Out-license agreements are often complex and include several performance obligations and elements of the transaction price, which are analyzed and allocated per ASC 606 and included in our revenue recognition policy. (2) Product sales through the Commercial Platform include variable pricing, which can be complex and is required to be estimated at the time of sale in accordance with ASC 606. The discussion below further describes the judgments used for these revenue streams.

Revenue recognition for our out-license agreements often contain several performance obligations and a multi-faceted variable transaction price. Initially, significant judgment is involved to determine if the license is function or symbolic, which is based on its ability to be a distinct performance obligation. The Company considers all economic and regulatory characteristics of the licensed IP to determine if it has standalone value on the date of the license, which would make the license distinct and dictate that the Company recognizes any transaction price allocated to the license performance obligation, including upfront fees, at a point-in-time. The Company has determined that each of its out-licensing agreements is distinct, or capable of being distinct and as such, it represents its own performance obligation. There are also significant judgments used in allocating the transaction price of out-license agreements to the various performance obligations. Transaction prices included the out-license contract with customers often include upfront payments, regulatory and commercial milestone payments, and royalties once the licensed IP is approved for commercial sale. Due to the clinical stage of the drugs under these licenses, the Company has only recognized revenue related to upfront payments and certain milestone payments. The values of each of those payments is fixed, the judgment involved relates to the allocation of those payments to the proper performance obligations, considering if any of those payments are refundable or are contingent on any future events.

Specialty revenue from the Company’s Commercial Platform includes certain significant judgments due to the nature of the process to deliver the product to the end-user and the variable consideration involved. The Company sells product to wholesalers at a gross price higher than the price paid by the end-user. When the Company satisfies its performance obligation for these sales, which is the delivery of products to the customer, most often a wholesaler, the Company records the gross sales price to the wholesaler and estimates all other factors affecting the transaction price to record as a reduction to that revenue. Factors that determine the final net transaction price include chargebacks (the difference between the gross price to the wholesaler and the price at which the wholesaler sold to their customer), fees for service, cash discounts, rebates, returns, warranties, and other factors. The Company estimates all of these variables based on historical data obtained from previous sales finalized with the end-user customer. This is performed on a product-by-product basis and uses data obtained from the Company’s third party logistics provider. At the time of sale, revenue is recorded net of each of these deductions. Through the normal course of business, the wholesaler will sell the product to the end-user, determining the actual chargeback, return products, and take advantage of cash discounts, charge fees for services, and claim warranties on products. The final transaction price per product is compared to the initial estimated net sale price and reviewed for accuracy. The final prices and other factors are immediately included in the Company’s historical data from which it will estimate the transaction price for future sales.

Recent Accounting Pronouncements

In the normal course of business, we evaluate all new accounting pronouncements issued by the FASB, Securities and Exchange Commission (“SEC”), or other authoritative accounting bodies to determine the potential impact they may have on our condensed consolidated financial statements. See Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act,”) an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A (a) and (b) of the Exchange Act which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes;” and (2) disclose certain executive compensation related matters. We also rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1 billion, (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Chinese Renminbi, (“RMB”). In the three months ended March 31, 2018 and 2017, approximately 2% and 7%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

Currency Convertibility Risk

A portion of our revenues and expenses, and a portion of our assets and liabilities are denominated in RMB. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China, (“PBOC”). However, the unification of exchange rates does not imply that the RMB are readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approvals of foreign currency payments by the PBOC or other institutions require submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of the RMB is subject to changes in Chinese central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Interest Rate Sensitivity

We had cash and cash equivalents of $39.2 million and short-term investments of $67.3 million as of March 31, 2018, which consisted primarily of U.S. government or high quality investment grade corporate debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates is not expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Acting Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer),  evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a15(e)

and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Acting Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a15(d) and 15d-15( d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, for a detailed discussion of the risk factors affecting the Company. There have been no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities Offerings

On June 13, 2017, our Registration Statement on Form S-1(File No.333-217928) relating to the IPO of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 6,900,000 shares of our common stock at a price of $11.00 per share for aggregate cash proceeds of approximately $64.2 million, net of underwriting discounts and commissions and offering costs.

On January 24, 2018, our Registration Statement on Form S-1(File No.333-222640) relating to the follow-on public offering of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 4,765,000 shares of our common stock at a price of $15.25 per share for aggregate cash proceeds of approximately $68.1 million, net of underwriting discounts and commissions and offering costs.

There has been no material change in the expected use of the net proceeds from our public offerings, as described in our final prospectus filed with the SEC on June 15, 2017 and January 25, 2018, respectively, pursuant to Rule 424(b) of the Securities Act.

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Acting Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) and the Acting Chief Accounting Officer and Treasurer (Principal Financial Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athenex, Inc.

Date: May 14, 2018	By:	/s/ Johnson Y.N. Lau
Chief Executive Officer and Board Chairman (Principal Executive Officer)
Date: May 14, 2018	By:	/s/ Li Shen
Acting Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)