Form 10-Q
period 2018-06-30
Athenex, Inc.
filed 2018-08-14
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, the registrant had 66,342,968 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$14,068	$39,284
Short-term investments	66,593	11,753
Accounts receivable, net of chargebacks and other deductions of $7,416 and $3,711, respectively, and allowance for doubtful accounts of $26 and $84, respectively	5,138	8,468
Inventories	21,803	16,561
Prepaid expenses and other current assets	11,951	7,692
Total current assets	119,553	83,758
Property and equipment, net	10,404	9,651
Investment	447	328
Goodwill	37,665	37,795
Intangible assets, net	7,736	8,572
Deferred income tax asset	416	121
Other long-term assets	1,067	188
Total assets	$177,288	$140,413
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,342	$16,659
Accrued expenses	26,833	25,776
Deferred revenue	5,526	1,202
Current portion of long-term debt - related parties	—	491
Current portion of long-term debt	1,050	1,015
Total current liabilities	47,751	45,143
Long-term liabilities:
Deferred compensation	2,598	2,313
Deferred rent	2,082	1,760
Capital lease obligations	449	475
Total liabilities	52,880	49,691
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at June 30, 2018 and December 31, 2017; 65,293,660 and 59,894,362 shares issued at June 30, 2018 and December 31, 2017, respectively; 63,620,740 and 58,221,442 shares outstanding at June 30, 2018 and December 31, 2017, respectively	65	60
Additional paid-in capital	501,658	423,805
Accumulated other comprehensive income (loss)	(29)	(146)
Accumulated deficit	(370,433)	(326,276)
Less: treasury stock, at cost; 1,672,920 shares at June 30, 2018 and December 31, 2017	(7,406)	(7,406)
Total Athenex, Inc. stockholders' equity	123,855	90,037
Non-controlling interests	553	685
Total stockholders' equity	124,408	90,722
Total liabilities and stockholders' equity	$177,288	$140,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product sales, net	$11,471	$4,416	$24,076	$8,316
License fees and consulting revenue	91	98	25,182	696
Grant revenue	3	81	143	164
Total revenue	11,565	4,595	49,401	9,176
Costs and operating expenses:
Cost of sales	9,443	4,137	20,769	6,976
Research and development expenses	26,572	17,597	47,875	44,005
Selling, general, and administrative expenses	12,817	13,632	25,897	23,431
Total costs and operating expenses	48,832	35,366	94,541	74,412
Operating loss	(37,267)	(30,771)	(45,140)	(65,236)
Interest (income) expense	(368)	3,281	(595)	5,657
Loss on derivative liability	—	4,587	—	8,863
Loss before income tax benefit	(36,899)	(38,639)	(44,545)	(79,756)
Income tax expense (benefit)	51	29	(256)	(63)
Net loss	(36,950)	(38,668)	(44,289)	(79,693)
Less: net loss attributable to non-controlling interests	(91)	(43)	(132)	(80)
Net loss attributable to Athenex, Inc.	$(36,859)	$(38,625)	$(44,157)	$(79,613)
Unrealized gain (loss) on investment, net of income taxes	75	(37)	40	(34)
Foreign currency translation adjustment, net of income taxes	(641)	181	77	680
Comprehensive loss	$(37,425)	$(38,481)	$(44,040)	$(78,967)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 9)	$(0.58)	$(0.88)	$(0.71)	$(1.89)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 9)	63,310,219	43,741,096	62,487,328	42,208,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share data)

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at December 31, 2016	42,342,706	$42	$237,581	$(195,106)	$(1,304)	(1,656,920)	$(7,406)	$33,807	$862	$34,669
Sale of common stock, net of costs and discounts of $11,706	6,900,000	7	64,187	—	—	—	—	64,194	—	64,194
Conversion of bonds	7,727,273	8	84,992	—	—	—	—	85,000	—	85,000
Stock-based compensation cost	400,000	—	7,740	—	—	—	—	7,740	—	7,740
Research and development licensing fee satisfied with stock	568,182	1	6,249	—	—	—	—	6,250	—	6,250
Vesting of restricted stock	391,982	1	1,079	—	—	—	—	1,080	—	1,080
Stock options and warrants exercised	406,386	—	439	—	—	—	—	439	—	439
Repurchase of common stock	—	—	—	—	—	(16,000)	—	—	—	—
Non-controlling interests	—	—	—	—	—	—	—	—	49	49
Net loss	—	—	—	(79,613)	—	—	—	(79,613)	(80)	(79,693)
Other comprehensive income, net of tax	—	—	—	—	646	—	—	646	—	646
Balance at June 30, 2017 (unaudited)	58,736,529	$59	$402,267	$(274,719)	$(658)	(1,672,920)	$(7,406)	$119,543	$831	$120,374

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at December 31, 2017	59,894,362	$60	$423,805	$(326,276)	$(146)	(1,672,920)	$(7,406)	$90,037	$685	$90,722
Sale of common stock, net of costs and discounts of $4,611	4,765,000	4	68,051	—	—	—	—	68,055	—	68,055
Stock-based compensation cost	—	—	5,242	—	—	—	—	5,242	—	5,242
Vesting of restricted stock	210,000	—	1,002	—	—	—	—	1,002	—	1,002
Stock options and warrants exercised	317,117	1	1,558	—	—	—	—	1,559	—	1,559
Research and development licensing fee satisfied with stock	107,181	—	2,000	—	—	—	—	2,000	—	2,000
Net loss	—	—	—	(44,157)	—	—	—	(44,157)	(132)	(44,289)
Other comprehensive income, net of tax	—	—	—	—	117	—	—	117	—	117
Balance at June 30, 2018 (unaudited)	$65,293,660	$65	$501,658	$(370,433)	$(29)	$(1,672,920)	$(7,406)	$123,855	$553	$124,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(44,289)	$(79,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,665	1,664
Stock-based compensation expense	6,244	8,820
Change in fair value of derivative liability	—	8,863
Amortization of debt discount	—	3,040
Deferred rent expense	322	424
(Gain) loss on disposal of assets and impairment charges	(62)	80
Research and development license fees settled with convertible bond and stock	2,000	13,250
Interest incurred on converted bonds	—	3,350
Deferred income taxes	(295)	(108)
Changes in operating assets and liabilities:
Receivables, net	3,330	(1,006)
Prepaid expenses and other assets	(4,259)	(824)
Inventories	(5,242)	(5,020)
Accounts payable and accrued expenses	2,557	(1,643)
Net cash used in operating activities	(38,029)	(48,803)
Cash flows from investing activities:
Purchase of property and equipment	(1,635)	(3,442)
Payments for licenses	-	(1,550)
Purchases of short-term investments	(71,090)	(33,202)
Sale of short-term investments	16,172	11,657
Net cash used in investing activities	(56,553)	(26,537)
Cash flows from financing activities:
Proceeds from sale of stock	72,666	75,900
Proceeds from issuance of convertible bonds	—	30,000
Costs incurred related to the sale of stock	(4,611)	(9,044)
Proceeds from exercise of stock options	1,559	439
Investment from non-controlling interest	—	49
Repayment of capital lease obligations and long-term debt	(515)	(553)
Net cash provided by financing activities	69,099	96,791
Net (decrease) increase in cash and cash equivalents	(25,483)	21,451
Cash and cash equivalents, beginning of period	39,284	33,125
Effect of exchange rate changes on cash and cash equivalents	267	574
Cash and cash equivalents, end of period	$14,068	$55,150
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$133	$80
Cost of equity raise in accounts payable and accrued expenses	$1,067	$1,124
Convertible bond issued in lieu of licensing cash payment	$—	$7,000
Common stock issued in lieu of licensing cash payment	$2,000	$6,250
Common stock issued upon the conversion of bonds	$—	$85,000
Property and equipment financed under capital lease	$—	$234

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athenex, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Company and Nature of Business

Organization and Description of Business

Athenex, Inc. (the “Company” or “Athenex”) is a global biopharmaceutical company dedicated to the discovery, development and commercialization of novel therapies for the treatment of cancer through its Orascovery and Src Kinase Inhibition research platforms. The Company originally formed under the name Kinex Pharmaceuticals LLC (“Kinex”) in November 2003, commenced operations on February 5, 2004, and operated as a limited liability company until it was incorporated in the State of Delaware under the name Kinex Pharmaceuticals, Inc. on December 31, 2012. The Company changed its name to Athenex, Inc. on August 26, 2015.

The Company’s primary activities since inception have been conducting research and development activities internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, and conducting preclinical and clinical testing, identifying and evaluating additional drug candidates for potential in-licensing or acquisition, and raising capital to support development activities. In addition to licensing and consulting revenue, the Company also generates revenue from its commercial and global supply chain platforms. See Note 11 – Revenue Recognition.

Initial Public Offering

In June 2017, the Company completed its initial public offering (“IPO”) on the NASDAQ Global Select Market. An aggregate of 6,900,000 shares of its common stock were sold at $11.00 per share for cash proceeds of $64.2 million, net of underwriting discounts and commissions of $6.1 million and offering costs of $5.6 million.

In connection with the IPO, convertible bonds with an aggregate principal value of $68.0 million, and a carrying value of $55.8 million, were converted into 7,727,273 shares of common stock. In September 2017, the remaining convertible bond with a principal value of $7.0 million was converted into 795,455 shares of common stock, at a 20% discount from the IPO price.

Follow-On Offering

In January 2018, the Company completed an underwritten public offering of 4,300,000 shares of its common stock. The Company granted the underwriters a 30-day option to purchase up to an additional 645,000 shares of common stock. In February 2018, the underwriters partially exercised their option, purchasing an additional 465,000 shares of common stock. All shares were offered by the Company at a price of $15.25 per share. Net proceeds were $68.1 million, after deducting underwriting discounts and commissions and offering expenses of $4.6 million.

Significant Risks and Uncertainties

The Company has incurred operating losses since its inception and, as a result, as of June 30, 2018 and December 31, 2017 had an accumulated deficit of $370.4 million and $326.3 million, respectively. Operations have been funded primarily through the sale of common stock and, to a lesser extent, from convertible bond financing, senior secured loan, revenue, and grant funding. The Company will require significant additional funds to conduct clinical trials and to fund its operations. There can be no assurances, however, that additional funding will be available on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. The Company believes that it will be able to obtain additional working capital through equity financings or other arrangements to fund operations, including additional public offerings; however, there can be no assurance that such additional financing, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, the Company will need to reevaluate future operating plans and might delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

Athenex is subject to a number of risks similar to other biopharmaceutical companies, including, but not limited to, the lack of available capital, possible failure of preclinical testing or clinical trials, inability to obtain marketing approval of product candidates, competitors developing new technological innovations, market acceptance of the Company’s products, and protection of proprietary technology. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate sufficient product revenue and might not, if ever, achieve profitability.

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

Results of the operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018.

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

Concentration of Credit Risk, Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company deposits its cash equivalents in interest-bearing money market accounts and invests in highly liquid U.S. treasury notes, commercial papers and corporate bonds. The Company deposits its cash with multiple financial institutions. Cash balances exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating. The Company also has significant assets and liabilities held in its overseas manufacturing facility in China, and therefore is subject to foreign currency fluctuation.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718, “Compensation – Stock Compensation,” which only included share-based payments to employees, to include share-based payments issued to nonemployees for goods and services. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will only need to remeasure liability-classified awards that have not yet been settled as of the date of adoption, and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the effect of this standard on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash. The primary purpose of this ASU is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017. This ASU is required to be applied retrospectively. The Company adopted this standard on January 1, 2018 and the adoption of this ASU did not impact the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation—Scope of Modification Accounting,” which provides guidance as to when a modification of a share-based award must be accounted for. In general, if a modification of the terms and conditions of an award does not change the fair value of the award (or calculated value or intrinsic value, if used instead of fair value), does not change the vesting conditions of the award, and does not change the classification of the award as an equity instrument or a liability instrument, then an entity need not account for the modification. This guidance is effective in the first quarter of fiscal year 2018. The new rules are applied prospectively to awards modified after the adoption date. The Company adopted this standard on January 1, 2018 and the adoption of this ASU did not impact the Company’s condensed consolidated financial statements.

3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials and purchased parts	$2,441	$1,471
Work in progress	2,756	1,877
Finished goods	16,606	13,213
Total inventories	$21,803	$16,561

4. Intangible Assets, net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	June 30, 2018
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets:
Licenses	$4,650	$1,615	$—	$3,035
Polymed customer list	1,593	808	—	785
Polymed technology	3,712	893	—	2,819
Product rights	530	198	—	332
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	1,025	—	—	1,025
Effect of currency translation adjustment	(260)	—	—	(260)
Total intangible assets, net	$11,250	$3,514	$-	$7,736

	December 31, 2017
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$4,650	$1,173	$—	$3,477
Polymed customer list	1,593	675	—	918
Polymed technology	3,712	762	—	2,950
Product rights	530	132	—	398
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	1,106	—	80	1,026
Effect of currency translation adjustment	(197)	—	—	(197)
Total intangibles, net	$11,394	$2,742	$80	$8,572

As of June 30, 2018, licenses at cost include an Orascovery license of $0.4 million and licenses purchased from Gland Pharma Limited (“Gland”) of $4.3 million. The Company purchased the Orascovery license directly from Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) and is being amortizing it on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of five years, the remaining life of the license agreement at the time of purchase.

The remaining intangible assets were acquired in connection with the acquisitions of Athenex Pharma Solutions (“APS” formerly known as QuaDPharma), Polymed, and CDE. Intangible assets are amortized using an economic consumption model over their useful lives. The APS customer list was being amortized on a straight-line basis over 7 years. The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. The CDE in-process research and development, (“IPR&D”), will not be amortized until the related projects are completed. IPR&D will be tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). No impairment charges were recorded during the six months ended June 30, 2018. During the six months ended June 30, 2017, the Company abandoned a project and thus wrote off the related balance of $0.1 million as impaired and included it in the research and development expenses in the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2017.  The weighted-average useful life for all intangible assets was 8.24 years as of June 30, 2018.

The Company recorded $0.4 million of amortization expense for both the three-month periods ended June 30, 2018 and 2017, respectively, and $0.8 million of amortization expense for both the six-month periods ended June 30, 2018 and 2017, respectively.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs. There were   transfers between Levels 1, 2 or 3 for any of the periods presented.

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2018 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,960	$2,960	$—	$—
Short-term investments - commercial paper	12,919	—	12,919	—
Short-term investments - corporate notes	22,603	—	22,603	—
Short-term investments - U.S. government bonds	32,404	—	32,404	—
Investment	447	447	—	—
Total assets	$71,333	$3,407	$67,926	$—

	Fair Value Measurements at December 31, 2017 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$13,804	$13,804	$—	$—
Short-term investments - commercial paper	14,982	—	14,982	—
Short-term investments - corporate notes	2,824	—	2,824	—
Short-term investments - U.S. government bonds	5,006	—	5,006	—
Investment	328	328	—	—
Total assets	$36,944	$14,132	$22,812	$—

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

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange. As of each of June 30, 2018 and December 31, 2017, the Company’s investment in PharmaEssentia was valued at the reported closing price. This investment is classified as a level 1 investment.

6. Income Taxes

The Company did not record a provision for federal income taxes for the six months ended June 30, 2018 because it expects to generate a loss for the year ending December 31, 2018 and the Company’s net deferred tax assets continue to be nearly fully offset by a valuation allowance. Tax benefit to date relates to foreign tax benefit on losses in the Peoples Republic of China (“PRC”) offset by state franchise taxes and amortization of long-lived intangible assets in the U.S. and PRC.

7. Related Party Transactions

During the six months ended June 30, 2018 and 2017, the Company entered into transactions with individuals and companies that have financial interests in the Company. Related party transactions included the following:

a.

In 2015, CDE signed an agreement with Avalon BioMedical (Management) Limited and its subsidiaries (“Avalon”) under which Avalon would receive certain administrative services and would occupy space at CDE’s research location. Avalon would reimburse CDE for these administrative services as incurred and pay CDE a percentage of the total rent payment based on its staff headcount occupying the Hong Kong research and development facility (See Note 12—Commitments and Contingencies). Members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of June 30, 2018 and December 31, 2017, Avalon held 786,061 and 678,880 shares of the Company’s common stock, respectively, which represented approximately 1% of the Company’s total issued shares. Balances due from Avalon recorded on the consolidated balance sheets were not significant.

In June 2018, the Company entered into two in-licensing agreements with Avalon wherein the Company obtained certain intellectual property from Avalon in an effort to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees and future milestone payments and sales-based royalties. During the six months ended June 30, 2018, the Company recorded $5.5 million of upfront fees, consisting of $3.5 million in cash and $2.0 million in equity, as research and development expense on its condensed consolidated statement of operations and comprehensive loss. As of June 30, 2018, $3.5 million was recorded as an accrued liability and 107,181 shares of common stock were issued to Avalon at a price of $18.66 per share in connection with the license agreements.

b.

The Company receives consulting and licensing revenue from PharmaEssentia, a company in which Athenex has an investment classified as available-for-sale (see Note 5—Fair Value Measurements). Revenue recorded and cost-sharing funds received from PharmaEssentia amounted to $0.2 million and $0 for the three months ended June 30, 2018 and 2017, and $0.3 and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

c.

The Company receives certain clinical development services from ZenRx Limited and its subsidiaries (“ZenRx”), a company for which one of our executive officers serves on the board of directors. In connection with such services, the Company made payments to ZenRx of $0.1 million for both the three months ended June 30, 2018 and 2017, respectively, and $0.2 million for both the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, amounts owed to ZenRx were $0.1 million. In April 2013, the Company entered into a license agreement with ZenRx pursuant to which the Company granted an exclusive, sublicensable license to use certain of our intellectual property to develop and commercialize Oratecan and Oraxol in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound, but only for use in Oratecan and Oraxol. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement. No revenue was earned from this license agreement in the periods presented in these consolidated financial statements.

d.

The Company received consulting services from RSJ Consulting LLC (“RSJ”), a limited liability company for which one of our executive officers serves as the principal. Services incurred from RSJ amounted to $0 million and less than $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

8. Stock-Based Compensation

Common Stock Option Plans

The Company has three common stock option plans adopted in 2013, 2007 and 2004 (the “Plans”) which authorize the grant of up to 11,800,000 common stock options to employees, directors, and consultants. Additionally, on June 14, 2017, the Company adopted its 2017 Omnibus Incentive Plan and 2017 Employee Stock Purchase Plan (the “2017 Plans”). Under the 2017 Plans, 5,200,000 shares of common stock were reserved for future issuance to employees, directors, and consultants, including 1,000,000 reserved for an Employee Stock Purchase Plan, which was established at IPO but no shares have yet been issued.

Stock Options

The total fair-value of stock options vested and recorded as compensation expense during the three months ended June 30, 2018 and 2017, and six months ended June 30, 2018 and 2017 was $3.1 million, $1.7 million, $5.2 million, and $3.3 million, respectively. As of June 30, 2018 and 2017, $21.6 million and $17.9 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.9 years. The total intrinsic value of options exercised was approximately $3.7 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans to employees, directors, and consultants (in thousands, except stock option amounts):

	Stock Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	10,176,643	$7.19	6.83	$88,615
Granted	1,241,400	17.25
Exercised	(317,117)	4.92
Forfeited and expired	(34,265)	9.65
Outstanding at June 30, 2018	11,066,661	$8.38	6.79	$113,790
Vested and exercisable at June 30, 2018	8,005,148	$6.45	5.97	$97,715

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding a number of highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model during the periods indicated:

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Weighted average grant date fair value	$9.83	$6.49
Expected dividend yield	—%	—%
Expected stock price volatility	59%	66%
Risk-free interest rate	2.58%	1.74%
Expected life of options (in years)	6.1	6.2

Restricted Stock

Restricted stock grants cliff vest on the anniversaries of their grant dates. During the six months ended June 30, 2018, 210,000 restricted shares were vested and as of June 30, 2018, 30,000 restricted shares remained unvested.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$3,081	$1,736	$5,242	$3,340
Vesting of restricted stock grants	462	540	1,002	1,080
Stock awarded to directors and officers	—	4,400	—	4,400
Total stock-based compensation expense	$3,543	$6,676	$6,244	$8,820
Cost of sales	$56	$26	$100	$48
Research and development expenses	714	447	1,227	908
Selling, general, and administrative expenses	2,773	6,203	4,917	7,864
Total stock-based compensation expense	$3,543	$6,676	$6,244	$8,820

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options and other common stock equivalents	11,055,600	9,819,089	10,481,037	9,749,264
Unvested restricted shares	205,000	596,651	222,500	629,317
Total potential dilutive shares	11,260,600	10,415,740	10,703,537	10,378,581

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

Global Supply Chain Platform—This operating segment includes Athenex Pharma Solutions and Polymed. Athenex Pharma Solutions is a contract manufacturing company that provides small to mid-scale cGMP manufacturing of clinical and commercial products for pharmaceutical and biotech companies. Athenex Pharma Solutions also performs microbiological and analytical testing for raw material and formulated products and has expanded and begun to manufacture and sell pharmaceutical products under 503B regulations set forth by the U.S. Food and Drug Administration (“FDA”). Polymed markets and sells active pharmaceutical ingredient (“API”) and medical devices in North America, Europe, and Asia from its locations in Texas and China. Polymed also develops new compounds, processing techniques, and manufactures API at Taihao, a cGMP facility in Chongqing, China.

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

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income attributable to Athenex, Inc.:
Oncology Innovation Platform	$(29,856)	$(33,018)	$(28,347)	$(61,277)
Global Supply Chain Platform	(4,122)	(1,981)	(10,691)	(3,129)
Commercial Platform	(2,881)	(3,626)	(5,119)	(15,207)
Total consolidated net loss attributable to Athenex, Inc.	$(36,859)	$(38,625)	$(44,157)	$(79,613)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue:
Oncology Innovation Platform	$184	$270	$25,415	$1,003
Global Supply Chain Platform	5,772	4,509	10,899	10,806
Commercial Platform	6,997	1,820	15,691	1,896
Total revenue for reportable segments	12,953	6,599	52,005	13,705
Intersegment revenue	(1,388)	(2,004)	(2,604)	(4,529)
Total consolidated revenue	$11,565	$4,595	$49,401	$9,176

Intersegment revenue eliminated in the above table reflects sales from the Global Supply Chain Platform to the Oncology Innovation Platform.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue by product group:
API sales	$3,206	$2,024	$5,848	$5,023
Medical device sales	435	232	1,020	567
Contract manufacturing revenue	154	247	395	684
Commercial product sales	7,676	1,913	16,813	2,042
License fees	-	-	25,000	500
Consulting revenue	91	98	182	196
Grant revenue	3	81	143	164
Total consolidated revenue	$11,565	$4,595	$49,401	$9,176

Intersegment revenue is recorded by the selling segment when it is realized or realizable and all revenue recognition criteria are met. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total depreciation and amortization:
Oncology Innovation Platform	$175	$120	$331	$212
Global Supply Chain Platform	527	495	845	1,021
Commercial Platform	245	233	489	431
Total consolidated depreciation and amortization	$947	$848	$1,665	$1,664

	June 30,	December 31,
	2018	2017
Total assets:
Oncology Innovation Platform	$102,099	$65,966
Global Supply Chain Platform	50,673	51,128
Commercial Platform	24,516	23,319
Total consolidated assets	$177,288	$140,413

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue:
United States	$7,944	$2,227	$17,846	$2,940
Spain	—	—	25,000	—
India	481	790	1,443	2,261
Austria	1,632	716	2,875	1,718
China	962	417	1,610	1,229
Other foreign countries	546	445	627	1,028
Total consolidated revenue	$11,565	$4,595	$49,401	$9,176

	June 30,	December 31,
	2018	2017
Total property and equipment, net:
United States	$5,732	$5,305
China	4,672	4,346
Total consolidated property and equipment, net	$10,404	$9,651

Customer revenue and accounts receivable concentration amounted to the following for the identified periods. These customers relate to the Commercial Platform segment and the Global Supply Chain Platform segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Percentage of total revenue by customer:
Customer A	25%	13%	14%	7%
Customer B	16%	—%	7%	—%
Customer C	11%	7%	8%	4%
Customer D	10%	15%	4%	18%
Customer E	4%	17%	3%	22%
Customer F	—%	—%	51%	—%

	June 30,	December 31,
	2018	2017
Percentage of total accounts receivable by customer:
Customer A	7%	13%
Customer B	27%	18%
Customer C	12%	10%
Customer D	8%	6%
Customer E	4%	26%

11. Revenue Recognition

The Company records revenue in accordance with ASC, Topic 606 “Revenue from Contracts with Customers.” Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue (See Note 10 – Business Segment, Geographic, and Concentration Risk Information).

1.	Oncology Innovation Platform

License fees and consulting revenue

The Company out-licenses certain of its intellectual property (“IP”) and provides related consulting services to pharmaceutical companies in specific territories that allow the customer to use, develop, commercialize, or otherwise exploit the licensed IP. In accordance with Topic 606, the Company analyzes each of its out-licensing contracts with customers to identify each of the performance obligations within the contract. Each out-license contains multiple performance obligations. The Company has determined that each of its out-license agreements with customers are classified as functional licenses and are capable of being distinct, because the IP that is licensed carries standalone value and is not expected to be altered through the life of the agreement. Therefore, for each of its out-licensing, the Company has determined that the execution of the license and delivery of the IP to the licensee is a distinct performance obligation. As such, the Company records revenue at a point-in-time for its out-licensing if any of the transaction price is allocated to the obligation, including up-front licensing fee payments. The Company’s classification of each out-licensing as such requires significant judgment to be used by management. The Company considers the economic and regulatory characteristics of the licensed IP to determine if it has standalone value on the date of the licensing, which would make the licensing distinct and dictate that the Company recognizes any transaction price allocated to the license performance obligation at a point-in-time.  Revenue recognized at a point-in-time for the execution of a distinct licensing of IP amounted to $0 for both the three months ended June 30, 2018 and 2017, and $25.0 million and $0 for the six months ended June 30, 2018 and 2017, respectively.

Other performance obligations included in the Company’s out-licensing agreements include reaching milestone development and regulatory events by performing research and development activities over the licensed IP. The Company did not reach any milestone events during the six months ended June 30, 2018 and reached one milestone event during the six months ended June 30, 2017 resulting in $0.5 million of revenue recognized. The Company recorded the associated milestone payment as revenue at a point-in-time. Certain out-licensing agreements include performance obligations to manufacture and provide drug product in the future when the licensed product is approved for commercial sale. To date, the Company has not satisfied any of these performance obligations as none of its drugs have been approved by the regulatory agencies in each of the licensed territories.

In addition to the multiple performance obligations, the Company’s out-licensing agreements include variable pricing. After the performance obligations are identified, the Company determines each portion of the transaction price, which generally includes upfront fees, milestone payments, and royalty payments. The Company begins by allocating the payments set forth in the agreement to the performance obligation to which the consideration is related. Then, the Company considers whether or not that transaction price is fixed, variable, or subject to return. If any portion of the transaction price is constrained by more than one performance obligation, the Company allocated that portion of the transaction price to the performance obligation that will be satisfied later and will not recognize revenue until it is fully satisfied and the constraint on the transaction price no longer exists. There are no other significant methods employed to allocate the transaction price to performance obligations in a contract. The Company exercises significant judgment when allocating the variable transaction prices to the proper performance obligations, considering if any of those payments are refundable or are contingent on any future events. Of the $30.0 million upfront license payment the Company received during the six months ended June 30, 2018, $5.0 million related to a separate performance obligation. Therefore, this amount was deferred and will be recognized when the future performance obligation is fulfilled. The Company did not use any other significant judgments related to out-licensing revenue during the six months ended June 30, 2018.

Grant revenue

The Company receives grant award funding to support its continuing research and development efforts. The Company considers these grants to be operating revenue as they support the Company’s primary operating activities. Revenue is recognized when the underlying performance obligation is satisfied, which is generally when all grant eligibility criteria are met at a point-in-time. Performance obligations in these contracts include various eligibility conditions that the Company must satisfy to maintain the grant agreement. Grant revenue is not significant to the consolidated financial statements. Performance obligations remaining as of June 30, 2018 were not material to the financial statements and do not significantly alter the Company’s business operations. Contracts for the grant revenue include a fixed transaction price and a single performance obligation. Therefore, the transaction price is allocated to the single obligation and there are no further allocation methods or assumptions used.

2.	Global Supply Chain Platform

The Company’s Global Supply Chain Platform manufactures API for use internally in its research and development and clinical studies and for sale to pharmaceutical customers globally. API revenue earned by the Global Supply Platform is recognized when the Company has satisfied its performance obligation, which is the shipment or the delivery of drug products. The underlying contracts for these sales are generally purchase orders and the Company recognizes revenue at a point-in-time. Any remaining performance obligations related to product sales are the result of customer deposits and are reflected in the deferred revenue contract liability balance.

The Company also generates revenue, to a lesser extent, by providing small to mid-scale cGMP manufacturing of clinical and commercial products for pharmaceutical and biotech companies and selling pharmaceutical products under 503B regulations set forth by the FDA.

3.	Commercial Platform

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Sales are initially recorded at the list price sold to the wholesaler. Because these prices will be reduced for the end-user, the Company records a contra asset in accounts receivable and a reduction to revenue at the time of the sale, using the difference between the list price and the estimated end-user contract price. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user and such chargeback is offset against the initial estimated contra asset. The significant estimates inherent in the initial chargeback provision relate to wholesale units pending chargeback and to the ultimate end-user contract selling price. The Company bases the estimate for these factors on product-specific sales and internal chargeback processing experience, as well as estimated wholesaler inventory stocking levels. As of June 30, 2018 and December 31, 2017, the Company’s chargeback provision totaled $7.4 million and $3.7 million, respectively, included as a reduction of accounts receivable. The Company’s total chargeback expense was $5.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $10.1 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

The Company offers cash discounts, which approximate 2.0% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. The Company expects that its wholesale customers will make prompt payments to take advantage of the cash discounts, and expects customers to use their right of return. Therefore, at the time of sale, product revenue and accounts receivable are reduced by the full amount of the discount offered and the return expected. The Company considers payment performance and historical return rates and adjusts the accrual to reflect actual experience. As of June 30, 2018 and December 31, 2017, the Company’s accrual for cash discounts and return accrual included as a reduction of accounts receivable were not material to the consolidated financial statements.

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

The Company exercises significant judgement in its estimates of the variable transaction price at the time of the sale and recognizes revenue when the performance obligation is satisfied. Factors that determine the final net transaction price include chargebacks, fees for service, cash discounts, rebates, returns, warranties, and other factors. The Company estimates all of these variables based on historical data obtained from previous sales finalized with the end-user customer on a product-by-product basis. At the time of sale, revenue is recorded net of each of these deductions. Through the normal course of business, the wholesaler will sell the product to the end-user, determining the actual chargeback, return products, and take advantage of cash discounts, charge fees for services, and claim warranties on products. The final transaction price per product is compared to the initial estimated net sale price and reviewed for accuracy. The final prices and other factors are immediately included in the Company’s historical data from which it will estimate the transaction price for future sales. The underlying contracts for these sales are generally purchase orders including a single performance obligation, generally the shipment or delivery of products and the Company recognizes this revenue at a point-in-time.

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer.

	For the Three Months Ended June 30, 2018
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$947	$6,997	$7,944
India	—	481	—	481
Austria	—	1,632	—	1,632
China	184	778	—	962
Other foreign countries	—	546	—	546
Total revenue	$184	$4,384	$6,997	$11,565

	For the Three Months Ended June 30, 2017
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$407	$1,820	$2,227
India	—	790	—	790
Austria	—	716	—	716
China	270	147	—	417
Other foreign countries	—	445	—	445
Total revenue	$270	$2,505	$1,820	$4,595

	For the Six Months Ended June 30, 2018
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$2,155	$15,691	$17,846
India	—	1,443	—	1,443
Austria	—	2,875	—	2,875
China	415	1,195	—	1,610
Spain	25,000	—	—	25,000
Other foreign countries	—	627	—	627
Total revenue	$25,415	$8,295	$15,691	$49,401

	For the Six Months Ended June 30, 2017
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$1,044	$1,896	$2,940
India	—	2,261	—	2,261
Austria	—	1,718	—	1,718
China	1,003	226	—	1,229
Other foreign countries	—	1,028	—	1,028
Total revenue	$1,003	$6,277	$1,896	$9,176

The Company also disaggregates its revenue by product group which can be found in Note 10 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers. The Company has not recorded any contract assets from contracts with customers.

	June 30, 2018	December 31, 2017
	(In Thousands)
Accounts receivable, gross	$12,580	$12,263
Chargebacks and other deductions	(7,416)	(3,711)
Allowance for doubtful accounts	(26)	(84)
Accounts receivable, net	$5,138	$8,468
Deferred revenue	$5,526	$1,202
Total contract liabilities	$5,526	$1,202

The following tables illustrate accounts receivable balances by reportable segments.

	June 30, 2018
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$21	$1,749	$10,810	$12,580
Chargebacks and other deductions	—	—	(7,416)	(7,416)
Allowance for doubtful accounts	—	(26)	—	(26)
Accounts receivable, net	$21	$1,723	$3,394	$5,138

	December 31, 2017
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$49	$4,553	$7,661	$12,263
Allowance for doubtful accounts, chargebacks, and other deductions	—	(84)	(3,711)	(3,795)
Accounts receivable, net	$49	$4,469	$3,950	$8,468

As of June 30, 2018, $5.0 million of the deferred revenue balance relates to out-licensing revenue included in the non-refundable upfront fee payment of $30.0 million from the collaboration agreement with Almirall, S.A. This payment was allocated to two distinct performance obligations, $25.0 million to the execution and delivery of the license, and $5.0 million to the delivery of certain clinical data for the licensed IP. The Company satisfied its performance obligation to license the IP to the licensee during the six months ended June 30, 2018 and recognized $25.0 million of revenue accordingly. As of June 30, 2018, the Company had not satisfied its performance obligation to deliver the clinical data and therefore, $5.0 million of this license payment remained as deferred revenue on the condensed consolidated balance sheet. The remaining $0.5 million of deferred revenue relates to customer deposits made by customers of the Global Supply Chain Platform.

As of December 31, 2017, the $1.2 million contract liability related to customer deposits made by customers of the Global Supply Chain Platform. The Company satisfied its performance obligations allocated to these contract liabilities during the six months ended June 30, 2018.

There were no other material changes to contract balances during the six months ended June 30, 2018.

      Practical expedients used

During the adoption of ASC 606, the Company applied the practical expedient in paragraph 606-10-10-4, the Portfolio Approach. This allowed the Company to apply the new revenue standard to a portfolio of contracts with similar characteristics because it reasonably expected that the effects on the financial statements of applying the guidance to the portfolio would not differ materially from applying the guidance to the individual contracts within that portfolio. The Company used this to determine the cumulative catch-up required under the modified retrospective transaction method. The Company used the portfolio approach for product sales under the Global Supply Chain Platform and product sales under the Commercial Platform. The Company did not use this approach for its out-licensing contracts, because each of those contracts have unique economic characteristics.

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations related to the license of intellectual property (“IP”). This practical expedient is applied because the out-licensing agreements include sales-based royalties in exchange for the license of IP accounted for in accordance with Topic 606 and there is significant uncertainty surrounding the future variable consideration that could be received.

12. Commitments and Contingencies

Future minimum payments under the non-cancelable operating leases consisted of the following as of June 30, 2018 (in thousands):

Year ending December 31:	Minimum payments
2018 (remaining six months)	$1,350
2019	2,383
2020	2,247
2021	1,844
2022	1,802
Thereafter	4,672
$14,298

Legal Proceedings

The Company is not a party to any pending or known threatened legal proceedings that, in the opinion of the Company, would have a material impact on the Company’s condensed consolidated financial statements.

13. Subsequent Events

On July 3, 2018, the Company closed a privately placed debt and equity financing deal with Perceptive Advisors, LLC and its affiliates (“Perceptive”) for gross proceeds of $100.0 million and received aggregate net proceeds of $97.1 million, net of fees and offering expenses. The Company entered into a 5-year senior secured loan for $50.0 million of this financing and issued 2,679,528 shares of its common stock at a purchase price of $18.66 per share for the remaining $50.0 million. The loan matures on the fifth anniversary from the closing date and bears interest at a floating per annum rate equal to London Interbank Offering Rates (“LIBOR”) (with a floor of 2.0%) plus 9.0%. The Company is required to make monthly interest-only payments with a bullet payment of the principal at maturity. The loan agreement contains specified financial maintenance covenants. In connection with the loan agreement, the Company granted the lender a warrant for the purchase of 425,000 shares of common stock at a purchase price of $18.66 per share.

On June 29, 2018, the Company executed a share subscription agreement to establish, operate, and manage a limited liability company, Axis Therapeutics Limited (“Axis Therapeutics”), based in Hong Kong. This joint venture will be owned 55% by the Company and 45% by its partner. The Company will make a capital contribution of $30.0 million to the joint venture. The joint venture entered into a license agreement with the minority partner to license its TCR-engineered T Cell therapy to develop and commercialize products for oncology indications. The Company will make an upfront payment for this license in the form of a $5.0 million issuance of its common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017. Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Athenex,” “the Company,” “we,” “us,” and “our” refer to Athenex, Inc., a Delaware Corporation, and its subsidiaries taken as a whole, unless otherwise noted. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Overview

We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of novel therapies for the treatment of cancer. We have two late-stage clinical drug candidates: (1) Oraxol, for metastatic breast cancer, our leading Orascovery drug candidate, combines a novel oral formulation of paclitaxel with HM30181A (a novel, orally non-absorbable, gastrointestinal tract P-glycoprotein pump inhibitor), (2) KX-01 Ointment for actinic keratosis, our leading Src Kinase Inhibition drug candidate, is a novel small molecule therapeutic which has multiple mechanisms of actions including: (a) the inhibition of the activity of Src Kinase and (b) the inhibition of tubulin polymerization.

Our robust clinical pipeline includes small molecule, biologic and cellular therapies for treatment of cancer. We continue to fuel the rapid expansion of this clinical pipeline now comprised of seven total IND’s, five of which were allowed in the US alone within the last five years, and more are planned. Our Orascovery oral absorption platform technology, using our novel, highly-selective P-gp inhibitor in combination with widely-used oncology drugs, enables oral administration of currently injectable-only drugs. We have two Src Kinase/tubulin polymerization inhibitors, KX-01 and KX-02, which are being developed orally for cancers such as glioblastoma, as well as topically for the pre-cancerous skin disease actinic keratosis. On the biologics front, recently, we have strategically in-licensed Pegtomarginase, which is an enzyme capable of depleting tumors of a key resource for their growth and survival, the amino acid arginine. Lastly, our newly formed entity, Axis Therapeutics, to be established as a joint venture, has in-licensed the worldwide (excluding mainland China) rights of all the intellectual properties and know-how of a TCR-T Immunotherapy

Technology, which harnesses and enhances the patient’s own immune cells to target and eliminate cancer. Overall, our clinical pipeline balances a range of therapeutic approaches for the treatment of cancer to enable us to improve the lives of cancer patients.

We have three operating segments: our Oncology Innovation Platform, Global Supply Chain Platform and Commercial Platform. Since inception, we have devoted a substantial amount of our resources to research and development of our lead product candidates under our Orascovery and Src Kinase Inhibition research platforms. Since 2016, we have also devoted a significant amount of our resources to the building of our commercial platform. We have incurred significant net losses since inception. Our net losses were $44.2 million and $79.6 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $370.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our common stock, including public offerings, and convertible bonds and, to a lesser extent, through revenue generated from our Global Supply Chain Platform and Commercial Platform. As of June 30, 2018, we had cash, cash equivalents and short-term investments of $80.7 million.

Recent Developments

Private Financing Transactions

On June 29, 2018, the Company entered into a series of debt and equity financing agreements with Perceptive which provided us capital for our research and development activities and other corporate purposes. Subsequently, the Company received aggregate net proceeds of $97.1 million from the issuance of 2,679,528 shares of common stock at a purchase price of $18.66 per share and from a 5-year $50.0 million senior secured loan bearing interest at a floating per annum rate equal to LIBOR (with a 2% floor) plus 9%, net of fees and offering expenses. These securities are exempt from registration under the Securities Act Section 4 (a)(2), however, the Company is required to register the shares within 90 days after the closing of the transactions under the registration rights agreements with Perceptive. In connection with the senior secured loan agreement, the Company granted Perceptive a warrant for the purchase of 425,000 shares of common stock at a purchase price of $18.66 per share.

Joint Venture and TCR-T License Agreement

On June 29, 2018, the Company entered into a share subscription agreement with Xiangxue Life Sciences Ltd (“XLifeSc”) to establish a joint venture, Axis Therapeutics, a Hong Kong limited liability company. The operations of Axis Therapeutics will be funded by capital contributions of the parties. Also, Axis Therapeutics entered into a license agreement with XLifeSc, pursuant to which XLifeSc granted Axis Therapeutics an exclusive, sublicensable worldwide (excluding mainland China) right and license to use its proprietary TCR-engineered T Cell therapy to develop and commercialize products for oncology indications. Upon effectiveness of the TCR-T License, Axis Therapeutics will make an upfront payment of the Company’s common stock equal to $5.0 million to XLifeSc, and Axis Therapeutics will be required to make payments to XLifeSc worth up to $110.0 million in aggregate upon the occurrence of certain regulatory and sales milestones to be achieved in the U.S., the EU, China and Japan. In addition, XLifeSc will pay royalty payments to Axis Therapeutics based on aggregate net income generated from sales of any products using the licensed intellectual property in mainland China.

Two Phase 3 Pivotal Efficacy Studies of KX2-391 in Actinic Keratosis

In July 2018, the Company’s both Phase 3 pivotal efficacy studies had achieved their primary endpoint of 100% clearance of actinic keratosis (AK) lesions at Day 57 within the face or scalp treatment areas, with each study achieving statistical significance (p<0.0001). Statistical significance (p<0.001) was achieved for both face and scalp subgroups as well. These two double-blind, randomized, vehicle-controlled, studies were designed as pivotal Phase 3 efficacy and safety studies to support the registration of KX2-391 (or KX-01) as field therapy for AK of the face and scalp.  The studies, each conducted at 31 centers in the USA, enrolled a total of 702 subjects.  KX2-391, or vehicle ointment, was applied once daily for 5 days.  In addition to the clinical activity of KX2-391, the local skin reaction (LSR) profile was within expectations, in line with the Phase 2 study reported in the annual American Academy of Dermatology (AAD) meeting in February 2018 in San Diego. Both studies are still on-going to complete the one-year follow-up of the patients who had complete responses. Athenex will be submitting a request to the US FDA for a pre-NDA submission meeting to discuss the data and regulatory submission timelines. The Company plans to submit the topline and other related data from the Phase 3 studies for presentation at an upcoming scientific meeting.

Key Components of Results of Operations

Revenue

We derive our consolidated revenue primarily from (i) licensing and collaboration projects conducted by our Oncology Innovation Platform, which generates revenue in the form of upfront payments, milestone payments and payments received for providing research and development services for our collaboration projects and for other third parties, (ii) the sales of generic injectable products by our Commercial Platform, (iii) the sales of API, medical devices, and 503B products by our Global Supply Chain Platform, and (iv) grant awards from government agencies and universities for our continuing research and development efforts.

We do not anticipate revenue being generated from sales of our product candidates under development in our Oncology Innovation Platform until we have obtained regulatory approval. We cannot assure you that we will succeed in achieving regulatory approval for our drug candidates as planned, or at all.

Cost of Sales

Along with sourcing from third-party manufacturers, we manufacture clinical products in our cGMP facility in New York and APIs at our cGMP facility in China. Cost of sales primarily includes the cost of finished products, raw materials, labor costs, manufacturing overhead expenses and reserves for expected scrap, as well as transportation costs. Cost of sales also includes depreciation expense for production equipment, changes to our excess and obsolete inventory reserves, and certain direct costs such as shipping costs, net of costs charged to customers.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars and percentage. This information should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue	$11,565	$4,595	$6,970	152%
Cost of sales	(9,443)	(4,137)	(5,306)	128%
Research and development expenses	(26,572)	(17,597)	(8,975)	51%
Selling, general, and administrative expenses	(12,817)	(13,632)	815	-6%
Interest income (expense)	368	(3,281)	3,649	-111%
Unrealized loss on derivative liability	—	(4,587)	4,587	-100%
Income tax expense	(51)	(29)	(22)	76%
Net loss	(36,950)	(38,668)	1,718	-4%
Less: net loss attributable to non-controlling interests	(91)	(43)	(48)	112%
Net loss attributable to Athenex, Inc.	$(36,859)	$(38,625)	$1,766

Revenue

Revenue for the three months ended June 30, 2018 was $11.6 million, an increase of $7.0 million, or 152%, as compared to $4.6 million for the three months ended June 30, 2017. The increase was primarily attributable to a $5.2 million increase in specialty products sold through our Commercial Platform, a $1.4 million increase in API and medical device sales, and $0.6 million in sales of our 503B products. This was offset by decreases in contract manufacturing revenue of $0.1 million and a decrease in grant revenue of $0.1 million.

Cost of Sales

Cost of sales for the three months ended June 30, 2018 totaled $9.4 million, an increase of $5.3 million, or 128%, as compared to $4.1 million for the three months ended June 30, 2017. This was primarily due to the increase of $4.1 million cost of sales from the recently launched specialty products and $1.2 million cost of sales from 503B and API products. The increase in gross profit was primarily due to the impact of the increase in shortage specialty product sales, which carry a higher margin than other product lines. Changes in availability of products and market demand could increase or decrease our revenue and gross profit.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2018 totaled $26.6 million, an increase of $9.0 million, or 51%, as compared to $17.6 million for the three months ended June 30, 2017. This was primarily due to an increase in clinical operations and included the following:

•	$6.5 million increase of clinical trial costs with the progression of the Phase 3 trials of KX-01 Ointment and Oraxol;
•

$2.0 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and clinical activities, including the expansion of our clinical R&D team in Taiwan;

•	$1.7 million increase of R&D expenses related to the pre-launch activities of our proprietary products and the development of our specialty products;
•	$0.5 million increase of R&D costs related to product testing of 503B products as they were introduced and production was scaled-up to a commercial level; and
•	$0.3 million increase of the cost of preclinical studies as research was performed on an oral formulation of eribulin.

These increased costs were offset by a decrease in drug licensing costs of $1.3 million and a decrease in general and API R&D of $0.7 million.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended June 30, 2018 totaled $12.8 million, a decrease of $0.8 million, or 6%, as compared to $13.6 million for the three months ended June 30, 2017. This was primarily due to a decrease in employee compensation of $2.8 million from stock-based compensation incurred in the prior year in connection with our IPO, offset by the following:

•	$1.9 million increase of other office expenses and professional fees for legal, consulting, and audit services related to operating as a public company; and
•	$0.1 million of selling and marketing expenses related to the launch of our specialty products.

Interest Income (Expense)

Interest income for the three months ended June 30, 2018 totaled $0.4 million, a change of $3.7 million as compared to $3.3 million interest expense for the three months ended June 30, 2017. The interest income in the current period was generated from our short-term investments. The interest expense in the prior period was primarily incurred from the convertible bonds we issued between the third quarter of 2016 and the second quarter of 2017, which were converted into the Company’s common stock in 2017.

Loss on Derivative Liability

Loss on derivative liability for the three months ended June 30, 2018 decreased by $4.6 million compared to the three months ended June 30, 2017. This decrease was due to the change in the fair value of the derivatives embedded within the convertible bonds we issued between the third quarter of 2016 and the second quarter of 2017. The derivative liability was no longer outstanding as of June 30, 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth a summary of our condensed consolidated results of operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars and percentage. This information should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue	$49,401	$9,176	$40,225	438%
Cost of sales	(20,769)	(6,976)	(13,793)	198%
Research and development expenses	(47,875)	(44,005)	(3,870)	9%
Selling, general, and administrative expenses	(25,897)	(23,431)	(2,466)	11%
Interest income (expense)	595	(5,657)	6,252	-111%
Unrealized loss on derivative liability	—	(8,863)	8,863	-100%
Income tax benefit	256	63	193	306%
Net loss	(44,289)	(79,693)	35,404	-44%
Less: net loss attributable to non-controlling interests	(132)	(80)	(52)	65%
Net loss attributable to Athenex, Inc.	$(44,157)	$(79,613)	$35,456

Revenue

Revenue for the six months ended June 30, 2018 was $49.4 million, an increase of $40.2 million, or 438%, as compared to $9.2 million for the six months ended June 30, 2017. The increase was primarily attributable to $25.0 million upfront license fees related to the collaboration agreement with Almirall, S.A., a $13.8 million increase in specialty products sold through our Commercial Platform, a $1.2 million increase in API and medical device sales, and $1.0 million in sales of our 503B products. This was offset by decreases in other out-licensing fees of $0.5 million and contract manufacturing revenue of $0.3 million.

Cost of Sales

Cost of sales for the six months ended June 30, 2018 totaled $20.8 million, an increase of $13.8 million, or 198%, as compared to $7.0 million for the six months ended June 30, 2017. This was primarily due to the increase of $11.3 million cost of sales from the recently launched specialty products and $2.5 million cost of sales from 503B and API products. Apart of the $25.0 million out-licensing revenue from the Almirall agreement, the gross profit from product sales decreased primarily due to the impact of the costs incurred for the scale-up of production for new products in our 503B outsourcing facility. Changes in availability of products and market demand could increase or decrease our revenue and gross profit.

Research and Development Expenses

Research and development (“R&D”) expenses for the six months ended June 30, 2018 totaled $47.9 million, an increase of $3.9 million, or 9%, as compared to $44.0 million for the six months ended June 30, 2017. This was primarily due to an increase in clinical operations and included the following:

•	$13.4 million increase of clinical trial costs with the progression of the Phase 3 trials of KX-01 Ointment and Oraxol;
•

$2.9 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and clinical activities, including the expansion of our clinical R&D team in Taiwan;

•	$1.7 million increase of R&D expenses related to pre-launch activities and testing of our proprietary products and products for our Commercial Platform;
•	$1.4 million increase of R&D costs related to product testing of 503B products as they were introduced and production was scaled-up to a commercial level; and
•	$0.6 million increase of the cost of preclinical studies as research was performed on an oral formulation of eribulin.

These increased costs were offset by a decrease in drug licensing costs of $15.6 million and a decrease in general and API R&D of $0.5 million.

Selling, General, and Administrative Expenses

SG&A expenses for the six months ended June 30, 2018 totaled $25.9 million, an increase of $2.5 million, or 11%, as compared to $23.4 million for the six months ended June 30, 2017. This was primarily due to an increase in costs related to operating as a public company and included the following:

•	$3.3 million increase of other office expenses and professional fees for legal, consulting, and audit services related to operating as a public company; and
•	$0.7 million of selling and marketing expenses related to the launch of our specialty products.

These costs were offset by a decrease in employee compensation of $1.5 million from stock-based compensation incurred in the prior year in connection with our IPO.

Interest Income (Expense)

Interest income for the six months ended June 30, 2018 totaled $0.6 million, a change of $6.3 million as compared to $5.7 million interest expense for the six months ended June 30, 2017. The interest income in the current period was generated from our short-term investments. The interest expense in the prior period was primarily incurred from the convertible bonds we issued between the third quarter of 2016 and the second quarter of 2017, which were converted into the Company’s common stock in 2017.

Loss on Derivative Liability

Loss on derivative liability for the six months ended June 30, 2018 decreased by $8.9 million compared to the six months ended June 30, 2017. This decrease was due to the change in the fair value of the derivatives embedded within the convertible bonds we issued between the third quarter of 2016 and the second quarter of 2017. The derivative liability was no longer outstanding as of June 30, 2018.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our R&D programs and SG&A costs associated with our operations. We incurred net losses of $44.2 million and $79.6 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $370.4 million. Our primary use of cash is to fund R&D costs. Our operating activities used $38.0 million and $48.8 million of cash during the six months ended June 30, 2018 and 2017, respectively. Our principal sources of liquidity as of June 30, 2018 were cash and cash equivalents totaling of $14.1 million and short-term investments totaling $66.6 million, which are generally U.S. government or high-quality investment grade corporate debt securities.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of June 30, 2018 as well as the $97.1 million net proceeds from the recent debt and equity financing will enable us to fund our operating expenses and capital expenditures requirements through at least mid-2019. We expect that our expenses will increase substantially as we continue to fund clinical development of our Orascovery and Src Kinase Inhibition research programs and fund new and ongoing research and development activities and working capital and other general corporate purposes. We have based our estimates on assumptions that might prove to be wrong, and we might use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to accurately estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

We believe that the existing cash and cash equivalents and short-term investments will not be sufficient to enable us to complete all necessary development or commercially launch our proprietary drug candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and government grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and might require the issuance of warrants, which could potentially dilute the ownership interest of holders of common stock. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we might have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that might not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we might be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(38,029)	$(48,803)
Net cash used in investing activities	(56,553)	(26,537)
Net cash provided by financing activities	69,099	96,791
Net effect of foreign exchange rate changes	267	574
Net (decrease) increase in cash and cash equivalents	$(25,216)	$22,025

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

Net cash used in operating activities was $38.0 million for the six months ended June 30, 2018. This resulted principally from our net loss of $44.3 million, adjusted for non-cash charges of $9.9 million, and by cash used in our operating assets and liabilities of $3.6 million. Our operating assets decreased $3.3 million for accounts receivable primarily related to API sales as our API supplies to clinical studies increased and external sales decreased, while inventory increased by $5.2 million primarily related to the specialty drugs, and prepaid and other expenses increased by $4.2 million primarily related to Dunkirk construction which would be reimbursed by New York State. Our operating liabilities increased by $2.6 million, mainly due to the increases in deferred revenue related to the out-licensing fee payment. Our net non-cash charges during the six months ended June 30, 2018 primarily consisted of $6.2 million of stock-based compensation expense and $1.7 million depreciation and amortization expense.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $56.6 million for the six months ended June 30, 2018, compared to $26.5 million for the six months ended June 30, 2017. The increase was primarily due to cash used in purchasing short-term investments, including commercial paper, corporate notes, and U.S. government bonds.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $69.1 million for the six months ended June 30, 2018, which primarily consisted of net proceeds of $68.1 million from our follow-on public offering, net of underwriter discount and offering costs of $4.6 million and $1.6 million from the exercise of employee stock options, compared with $96.8 million for the six months ended June 30, 2017, which consisted primarily of $75.9 million from the sales of common stock, $30.0 million from the issuance of convertible bonds, offset by $9.0 million in certain offering costs.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2018 is as follows:

	Payments Due by Period
	Within 1 Year	1 to 3 years	3 to 5 years	More than 5 years	Total Amounts Committed
	(in thousands)
Operating leases	$2,542	$4,360	$5,099	$2,297	$14,298
Long-term debt	869	—	—	—	869
Capital lease obligations	185	329	52	—	566
Licensing fees	754	—	—	—	754
	$4,350	$4,689	$5,151	$2,297	$16,487

The following includes the Company’s operating leases and the amounts committed under those leases by each location: (1) The rental of our global headquarters in the Conventus Center for Collaborative Medicine in Buffalo, NY with $9.1 million committed, (2) the rental of our research and development facility in the IC Development Centre in Hong Kong with $0.1 million committed, (3) the rental of the Commercial Platform headquarters in Chicago, IL with $2.5 million committed, (4) the rental of our clinical research and development facility in Cranford, NJ with $0.4 million committed, (5) the rental of our clinical data management center in Taipei, Taiwan with $0.8 million committed, (6) the rental of our Global Supply Chain distribution office in Houston, TX with $0.1 million committed, and (7) the rental of our Global Supply Chain API manufacturing facility in Chongqing, China with $1.3 million committed.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with research and development expenses, chargebacks, stock-based compensation and inventory reserves have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

With the exception of the change in revenue recognition as a result of the adoption of ASC 606 (see Note 11 – Revenue Recognition), there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Chinese Renminbi, (“RMB”). In the six months ended June 30, 2018 and 2017, approximately 3% and 8%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

Currency Convertibility Risk

A portion of our revenues and expenses, and a portion of our assets and liabilities are denominated in RMB. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China, (“PBOC”). However, the unification of exchange rates does not imply that RMB is readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approvals of foreign currency payments by the PBOC or other institutions require submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of the RMB is subject to changes in Chinese central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Interest Rate Sensitivity

We had cash and cash equivalents of $14.1 million and short-term investments of $66.6 million as of June 30, 2018, which consisted primarily of U.S. government or high quality investment grade corporate debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates is not expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Acting Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer),  evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a15(e)

and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Acting Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a15(d) and 15d-15( d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our 2017 Form 10-K in evaluating our business, financial position, future results, and prospects. The information presented below updates and supplements those risk factors for events, changes and developments since the filing of the 2017 Form 10-K and should be read in conjunction with the risks and other information contained in the 2017 Form 10-K. The risks described in our 2017 Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.

The Company entered into a $50.0 million senior secured loan agreement, which subjects the Company to significant interest rate and credit risk.

On June 29, 2018, the Company entered into a 5-year $50.0 million loan agreement with Perceptive, which closed on July 3, 2018, bearing interest at a floating per annum rate equal to LIBOR (with a floor of 2%) plus 9%. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. As of June 30, 2018, we did not have any outstanding interest rate swap contracts.

We may not be able to refinance, extend, or repay our substantial indebtedness owed to our senior secured lender, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We anticipate that we will need to raise a significant amount of debt or equity capital in the future in order to repay our outstanding debt obligations owed to our senior secured lender when they mature on July 3, 2023 and fund our operations. We will owe our senior secured lender $50.0 million upon execution of the senior secured loan agreement. We are required to make monthly interest-only payments with a bullet payment of the principal at maturity. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default on the senior debt, our senior secured lender would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if our senior secured lender exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

Covenants in the agreements governing our existing debt agreement restrict the manner in which we conduct our business.

The senior secured loan agreement contains various covenants that limit, subject to certain exemptions, our ability and/or our restricted subsidiaries’ ability to, among other things:

-	Incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
-	make loans, investments, or acquisitions;
-	engage in any other business other than the business engaged in on the date of the loan agreement;
-	pay dividends or make distributions on capital stock by any subsidiary;
-	make any unscheduled payments on the Company’s existing debt prior to the stated maturity thereof;
-	sell assets and capital stock of our subsidiaries;
-	enter into certain transactions with affiliates; and
-	sell, transfer, license, lease, or dispose of our or our subsidiaries’ assets.

The restrictions contained in our senior secured loan agreement governing our debt could adversely affect our ability to:

-	finance our operations;
-	make needed capital expenditures;

-	make strategic acquisitions or investments or enter into alliances;
-	withstand a future downturn in our business or the economy in general;
-	engage in business activities, including future opportunities, that may be in our interest; and
-	plan for or react to market conditions or otherwise execute our business strategies.

A breach of any of these covenants could result in a default under the senior secured loan agreement governing our debt. Further, additional indebtedness that we incur in the future may subject us to further covenants. If a default under any such loan agreement is not cured or waived, the default could result in the acceleration of debt, which could require us to repurchase or repay debt prior to the date it is otherwise due and that could adversely affect our financial condition.

Our ability to comply with the covenants contained in our senior secured loan agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, and other corporate opportunities that we believe would be beneficial to us. In addition, our obligations under the loan agreement are secured, on a first-priority basis, and such security interests could be enforced in the event of default by the collateral agent for the loan agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On July 3, 2018, we issued 2,679,528 shares of our common stock at a purchase price of $18.66 per share for total consideration of $50.0 million in a private placement. These securities are exempt from registration under the Securities Act Section 4 (a)(2), however, we may be required to register the shares upon request by the investor.

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

Repurchases of Equity Securities by the Issuer

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.1	Transition Agreement by and between Athenex, Inc. and James Zukin dated April 27, 2018.	Form 8-K	001- 38112	10.33	April 30, 2018

10.2	Stock Purchase Agreement dated as of June 29, 2018 by and between Athenex, Inc. and Perceptive Life Sciences Master Fund, Ltd.	Form 8-K	001- 38112	10.1	July 2, 2018

10.3	Senior Secured Term Loan Agreement dated as June 30, 2018 by and between Athenex, Inc. and Perceptive Advisors LLC.	Form 8-K	001- 38112	10.2	July 2, 2018

10.4 ˄	License Agreement dated as of June 29, 2018 by and between Xiangxue Life Sciences Ltd. and Axis Therapeutics Limited.	Form 8-K	001- 38112	10.3	July 2, 2018

10.5 ˄	License Agreement dated as of June 29, 2018 by and between Athenex Therapeutics Limited and Avalon Polytom (HK) Limited Pegtomarginase.	Form 8-K	001- 38112	10.4	July 2, 2018

10.6 ˄	License and Supply Agreement dated as of June 29, 2018 by and between Athenex Therapeutics Limited and Avalon HepaPOC Limited Galactose Meter and Strip.	Form 8-K	001- 38112	10.5	July 2, 2018

10.7	Registration Rights Agreement dated as of July 3, 2018 by and between Athenex, Inc. and Perceptive Life Sciences Master Fund, Ltd.	—	—	—	Filed herewith

10.8†	License and Development Agreement by and between Athenex, Inc., Almirall, S.A. and Aqua Pharmaceuticals LLC dated as of December 11, 2017*	Form 8-K	001- 38112	10.1	December 15, 2017

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Acting Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) and the Acting Chief Accounting Officer and Treasurer (Principal Financial Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

˄ Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

†Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

*The Company previously incorporated this exhibit by reference into its Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 26, 2018. The Company is listing this exhibit to this Quarterly Report on Form 10-Q to correct an inaccurate hyperlink in the Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athenex, Inc.

Date: August 14, 2018	By:	/s/ Johnson Y.N. Lau
Chief Executive Officer and Board Chairman (Principal Executive Officer)
Date: August 14, 2018	By:	/s/ Li Shen
Acting Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)