Form 10-Q
period 2019-03-31
Athenex, Inc.
filed 2019-05-09
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(716) 427-2950

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ATNX	The Nasdaq Global Select Market

As of May 1, 2019, the registrant had 67,065,698 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$71,003	$49,794
Short-term investments	341	57,629
Accounts receivable, net of chargebacks and other deductions of $10,448 and $13,101, respectively, and allowance for doubtful accounts of $8 and $9, respectively	20,576	12,951
Inventories	25,191	28,787
Prepaid expenses and other current assets	33,569	21,658
Total current assets	150,680	170,819
Property and equipment, net	12,249	11,447
Goodwill	37,589	37,495
Intangible assets, net	10,361	10,848
Operating lease right-of-use assets, net	9,428	—
Deferred income tax assets	—	486
Total assets	$220,307	$231,095
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,389	$12,997
Accrued expenses	42,571	37,718
Current portion of operating lease liabilities	3,067	—
Current portion of long-term debt	1,720	961
Total current liabilities	67,747	51,676
Long-term liabilities:
Deferred compensation	2,605	2,825
Deferred rent	—	2,022
Long-term operating lease liabilities	8,362	—
Long-term debt and finance lease obligations	46,012	45,803
Total liabilities	124,726	102,326
Commitments and contingencies (See Note 15)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at March 31, 2019 and December 31, 2018; 68,718,618 and 68,668,986 shares issued at March 31, 2019 and December 31, 2018, respectively; 67,045,698 and 66,996,066 shares outstanding at March 31, 2019 and December 31, 2018, respectively	69	69
Additional paid-in capital	593,035	591,064
Accumulated other comprehensive income (loss)	415	(656)
Accumulated deficit	(478,949)	(443,716)
Less: treasury stock, at cost; 1,672,920 shares at March 31, 2019 and December 31, 2018	(7,406)	(7,406)
Total Athenex, Inc. stockholders' equity	107,164	139,355
Non-controlling interests	(11,583)	(10,586)
Total stockholders' equity	95,581	128,769
Total liabilities and stockholders' equity	$220,307	$231,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product sales, net	$25,163	$12,605
License fees and consulting revenue	105	25,091
Grant revenue	39	140
Total revenue	25,307	37,836
Costs and operating expenses:
Cost of sales	19,902	11,326
Research and development expenses	24,475	21,303
Selling, general, and administrative expenses	15,188	13,080
Total costs and operating expenses	59,565	45,709
Operating loss	(34,258)	(7,873)
Interest expense (income)	1,472	(227)
Loss before income tax expense (benefit)	(35,730)	(7,646)
Income tax expense (benefit)	500	(307)
Net loss	(36,230)	(7,339)
Less: net loss attributable to non-controlling interests	(997)	(41)
Net loss attributable to Athenex, Inc.	$(35,233)	$(7,298)
Unrealized gain (loss) on investment, net of income taxes	3	(35)
Foreign currency translation adjustment, net of income taxes	1,068	718
Comprehensive loss	$(34,162)	$(6,615)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 12)	$(0.53)	$(0.12)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 12)	67,011,432	61,655,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share data)

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2018	59,894,362	$60	$423,805	$(326,276)	$(146)	(1,672,920)	$(7,406)	$90,037	$685	$90,722
Sale of common stock, net of costs and discounts of $4,611	4,765,000	4	68,051	—	—	—	—	68,055	—	68,055
Stock-based compensation cost	—	—	2,161	—	—	—	—	2,161	—	2,161
Restricted stock expense	—	—	540	—	—	—	—	540	—	540
Stock options and warrants exercised	289,487	1	1,262	—	—	—	—	1,263	—	1,263
Net loss	—	—	—	(7,298)	—	—	—	(7,298)	(41)	(7,339)
Other comprehensive income, net of tax	—	—	—	—	683	—	—	683	—	683
Balance at March 31, 2018 (unaudited)	64,948,849	$65	$495,819	$(333,574)	$537	(1,672,920)	$(7,406)	$155,441	$644	$156,085

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2019	68,668,986	$69	$591,064	$(443,716)	$(656)	(1,672,920)	$(7,406)	$139,355	$(10,586)	$128,769
Stock-based compensation cost	—	—	1,693	—	—	—	—	1,693	—	1,693
Stock options and warrants exercised	49,632	—	278	—	—	—	—	278	—	278
Net loss	—	—	—	(35,233)	—	—	—	(35,233)	(997)	(36,230)
Other comprehensive income, net of tax	—	—	—	—	1,071	—	—	1,071	—	1,071
Balance at March 31, 2019 (unaudited)	68,718,618	$69	$593,035	$(478,949)	$415	(1,672,920)	$(7,406)	$107,164	$(11,583)	$95,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(36,230)	$(7,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	879	868
Stock-based compensation expense	1,778	2,701
Amortization of debt discount	257	—
Deferred rent expense	—	168
Gain on disposal of assets	—	(62)
Deferred income taxes	486	(321)
Changes in operating assets and liabilities:
Receivables, net	(7,624)	623
Prepaid expenses and other assets	(11,911)	494
Inventories	3,596	(2,010)
Accounts payable and accrued expenses	15,798	(7,848)
Net cash used in operating activities	(32,971)	(12,726)
Cash flows from investing activities:
Purchase of property and equipment	(918)	(1,177)
Payments for licenses	(4,175)	—
Purchases of short-term investments	—	(67,256)
Sale of short-term investments	57,291	11,633
Net cash provided by (used in) investing activities	52,198	(56,800)
Cash flows from financing activities:
Proceeds from sale of stock	—	72,666
Proceeds from issuance of debt	743	—
Costs incurred related to the sale of stock	—	(4,611)
Proceeds from exercise of stock options	278	1,263
Repayment of finance lease obligations and long-term debt	(45)	(337)
Net cash provided by financing activities	976	68,981
Net increase (decrease) in cash and cash equivalents	20,203	(545)
Cash and cash equivalents, beginning of period	49,794	39,284
Effect of exchange rate changes on cash and cash equivalents	1,006	478
Cash and cash equivalents, end of period	$71,003	$39,217
Supplemental cash flow disclosures
Interest paid	$981	$13
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$634	$104
Right-of-use assets recognized in exchange for new operating lease obligations	$583	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athenex, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Company and Nature of Business

Organization and Description of Business

Athenex, Inc. and subsidiaries (the “Company” or “Athenex”), originally under the name Kinex Pharmaceuticals LLC (“Kinex”), formed in November 2003, commenced operations on February 5, 2004, and operated as a limited liability company until it was incorporated in the State of Delaware under the name Kinex Pharmaceuticals, Inc. on December 31, 2012. The Company changed its name to Athenex, Inc. on August 26, 2015.

Athenex is a global biopharmaceutical company dedicated to the discovery, development and commercialization of novel therapies for the treatment of cancer. The Company’s mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. The Company’s current clinical pipeline is derived from Orascovery, Src Kinase Inhibition, T-cell receptor-engineered T-cells (TCR-T), and Arginine deprivation therapy research platforms. The Company has assembled a leadership team and has established global operations in the U.S. and China across the pharmaceutical value chain to execute its mission to become a global leader in bringing innovative cancer treatments to the market and improve health outcomes. The Company’s primary activities since commencement have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, and conducting clinical trials. The Company also conducts commercial sales of specialty products through its wholly-owned subsidiary, Athenex Pharmaceutical Division (APD), under its Commercial Platform.

Follow-On Offering

In January 2018, the Company completed an underwritten public follow-on offering of 4,300,000 shares of its common stock. The Company granted the underwriters a 30-day option to purchase up to an additional 645,000 shares of common stock. In February 2018, the underwriters partially exercised their option, purchasing an additional 465,000 shares of common stock. All shares were offered by the Company at a price of $15.25 per share. Net proceeds were $68.1 million, after deducting underwriting discounts and commissions and offering expenses of $4.6 million.

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

Significant Risks and Uncertainties

The Company has incurred operating losses since its inception and, as a result, as of March 31, 2019 and December 31, 2018 had an accumulated deficit of $478.9 million and $443.7 million, respectively. Operations have been funded primarily through the sale of common stock and, to a lesser extent, from convertible bond financing, senior secured loan, revenue, and grant funding. The Company will require significant additional funds to conduct clinical trials and to fund its operations. There can be no assurances, however, that additional funding will be available on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. The Company believes that it will be able to obtain additional working capital through equity financings or other arrangements to fund operations, including additional public offerings; however, there can be no assurance that such additional financing, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, the Company will need to reevaluate future operating plans and might delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of the business. The Company’s recurring losses from operations and negative cash flows from operations have raised substantial doubt regarding its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company has a senior secured loan agreement which contains various covenants. A breach of any of these covenants could result in a default. If a default under this loan agreement is not cured or waived, the default could result in the acceleration of debt, which could require us to repurchase or repay the debt in full prior to the date it is otherwise due. If we default, the lender may seek repayment through our subsidiary guarantors or by executing on the security interest granted pursuant to the loan agreement.

Athenex is subject to a number of risks similar to other biopharmaceutical companies, including, but not limited to, the lack of available capital, possible failure of preclinical testing or clinical trials, inability to obtain marketing approval of product candidates, competitors developing new technological innovations, unsuccessful commercialization strategy and launch plans for our proprietary drug candidates, market acceptance of the Company’s products, and protection of proprietary technology. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate sufficient product revenue and might not, if ever, achieve profitability and positive cash flow.

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

Results of the operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year or for any future annual or interim period. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019.

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

Leases

The Company determines if an arrangement contains a lease at inception.  For arrangements where the Company is the lessee, the Company will evaluate whether to account for the lease as either an operating or financing lease.  Operating leases are included in right-of-use assets (“ROU assets”) and operating lease liabilities on the condensed consolidated balance sheet as of March 31, 2019.  The Company’s finance leases are included in property and equipment, net and long-term debt and finance lease obligations on the condensed consolidated balance sheet.  A majority of the Company’s operating leases are for real estate properties used in operations located in the U.S. and Asia.  The Company’s finance leases are for manufacturing equipment in the U.S.

ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received.  The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the operating lease liabilities as the Company’s leases generally do not provide an implicit rate.  The Company uses the stated rate per each lease agreement in determining the finance lease liabilities.  Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised.  Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for short-term leases.

Concentration of Credit Risk, Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company deposits its cash equivalents in interest-bearing money market accounts and invests in highly liquid U.S. treasury notes, commercial paper and corporate bonds. The Company deposits its cash with multiple financial institutions. Cash balances exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating. The Company also has significant assets and liabilities held in its overseas manufacturing facility in China, and therefore is subject to foreign currency fluctuation.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)," which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to recognize a ROU asset representing the right to use the underlying asset over the lease term and lease liability on the balance sheet for all leases with a term longer than 12 months. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. In July 2018, the FASB issued new guidance that provided for a new optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to opening retained earnings. Under this approach, comparative periods are not restated.

The Company adopted the new lease standard on January 1, 2019 and used the effective date as our date of initial application. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. The Company also elected the single component practical expedient, which requires the Company, by class of underlying asset, not to allocate the total consideration to the lease and nonlease components based on their relative stand-alone selling prices. This single component practical expedient requires the Company to account for the lease component and nonlease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. In preparation for adoption of the standard, the Company implemented internal controls to enable the preparation of financial information. The standard had a material impact on our consolidated balance sheet, with no material impact on our consolidated statement of operations and comprehensive loss. On the adoption date, the Company recognized $9.8 million of operating lease ROU assets, $11.9 million of operating lease liabilities, and derecognized its existing deferred rent balance of $2.1 million.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718, “Compensation – Stock Compensation,” which only included share-based payments to employees, to include share-based payments issued to nonemployees for goods and services. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will only need to remeasure liability-classified awards that have not yet been settled as of the date of adoption, and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted this standard on January 1, 2019 and the adoption of this ASU did not impact the Company’s condensed consolidated financial statements.

3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials and purchased parts	$3,962	$4,092
Work in progress	3,174	3,166
Finished goods	18,055	21,529
Total inventories	$25,191	$28,787

4. Intangible Assets, net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	March 31, 2019
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets:
Licenses	$8,935	$2,432	$—	$6,503
Polymed customer list	1,593	974	—	619
Polymed technology	3,712	1,125	—	2,587
Product rights	530	295	—	235
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Effect of currency translation adjustment	(311)	—	—	(311)
Total intangible assets, net	$15,187	$4,826	$—	$10,361

	December 31, 2018
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$8,935	$2,060	$—	$6,875
Polymed customer list	1,593	938	—	655
Polymed technology	3,712	999	—	2,713
Product rights	530	263	—	267
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	1,026	—	298	728
Effect of currency translation adjustment	(390)	—	—	(390)
Total intangibles, net	$15,406	$4,260	$298	$10,848

As of March 31, 2019, licenses at cost include an Orascovery license of $0.4 million and licenses purchased from Gland Pharma Limited (“Gland”) of $4.3 million, and a license purchased from MAIA Pharmaceuticals, Inc. (“MAIA”) for $4.0 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase.  The license purchased from MAIA is being amortized over a period of 7 years, the remaining life of the license agreement at the time of purchase.

The remaining intangible assets were acquired in connection with the acquisitions of Athenex Pharma Solutions (“APS” or “Athenex Pharma Solutions,” and formerly known as QuaDPharma), Polymed Therapeutics, Inc. (“Polymed”), and Comprehensive Drug Enterprises (“CDE”). Intangible assets are amortized using an economic consumption model over their useful lives. The APS customer list was being amortized on a straight-line basis over 7 years. The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. The CDE in-process research and development, (“IPR&D”), will not be amortized until the related projects are completed. IPR&D will be tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). No impairment charges were recorded during the three months ended March 31, 2019.  The weighted-average useful life for all intangible assets was 7.58 years as of March 31, 2019.

The Company recorded $0.5 million and $0.4 million of amortization expense for the three months ended March 31, 2019 and 2018, respectively.

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

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2019 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale investment	$341	$341	$—	$—
Total assets	$341	$341	$—	$—

	Fair Value Measurements at December 31, 2018 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$25	$25	$—	$—
Short-term investments - commercial paper	5,396	—	5,396	—
Financial assets included within short-term investments
Short-term investments - commercial paper	36,544	—	36,544	—
Short-term investments - corporate notes	16,699	—	16,699	—
Short-term investments - U.S. government bonds	3,998	—	3,998	—
Available-for-sale investment	388	388	—	—
Total assets	$63,050	$413	$62,637	$—

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

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange. As of March 31, 2019 and December 31, 2018, the Company’s investment in PharmaEssentia was valued at the reported closing price. This investment is classified as a Level 1 investment.

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

The Company has consolidated the financial statements of Axis into its condensed consolidated financial statements as of and for the three months ended March 31, 2019 and as of and for the year ended December 31, 2018 using the voting interest model. The nonmonetary exchange of 45% of the shares of Axis for the IPR&D from XLife has been accounted for as an asset acquisition that does not constitute a business under ASC 805. Therefore, the acquisition of IPR&D was expensed as research and development expense at its fair value. The Company determined that the fair value of the equity issued to XLifeSc was $24.5 million, considering the $30.0 million contribution made by the Company for its 55% ownership interest and the arms-length nature of the transaction. Accordingly, the Company recorded an expense of $24.5 million within research and development expenses on its consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued wages and benefits	$6,508	$5,061
Accrued clinical expenses	1,888	2,653
Accrued operating expenses	3,646	8,128
Deferred revenue	131	190
Accrued R&D licensing fees	654	4,827
Accrued tax withholdings	192	—
Accrued selling fees and rebates	1,910	423
Accrued construction costs	27,642	16,436
Total accrued expenses	$42,571	$37,718

The accrued construction costs relate to the building of the manufacturing facility in Dunkirk, NY. Of this amount, the Company expects $27.1 million to be reimbursed by New York State. This amount is recorded within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of March 31, 2019.

8. Income Taxes

The Company did not record a provision for federal income taxes for the three months ended March 31, 2019 because it expects to generate a loss for the year ending December 31, 2019 and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance. Tax expense to date is the result of recording a valuation allowance against the deferred tax asset related to foreign tax benefits on losses in the Peoples Republic of China (“PRC”).

9. Debt and Lease Obligations

Debt

The Company’s debt as of March 31, 2019 and December 31, 2018, consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Current portion of mortgage	$792	$779
Current portion of bank loan	743	—
Current portion of finance and capital lease obligation	185	182
Long-term portion of finance and capital lease obligation	374	422
Senior secured loan, net of debt discount and financing fees of $4,362 and $4,619, respectively	45,638	45,381
Total	$47,732	$46,764

The mortgage payments, assumed in connection with the acquisition of CDE, extend through July 30, 2019.

During 2018, the Company issued a senior secured loan with a principal value of $50.0 million and a maturity date of June 30, 2023. The loan bears interest at a floating per annum rate equal to LIBOR (with a floor of 2.0%) plus 9.0%. The Company is required to make monthly interest-only payments with a bullet payment of the principal at maturity.

During the first quarter of 2019, the Company was issued an unsecured, subordinated bank loan to fund operations in China. This loan has a principal value of $0.7 million, a maturity date of December 11, 2019, and bears interest at a fixed rate of 5.7% annually.

Lease Obligations

The Company has operating leases for office and manufacturing facilities in several locations in the U.S. and Asia and has three finance leases for manufacturing equipment used in its facilities near Buffalo, NY.  The components of lease expense are as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$781
Finance lease cost:
Amortization of assets	12
Interest on lease liabilities	9
Total net lease cost	$802

The Company has elected to exclude short-term leases from its operating lease ROU assets and lease liabilities. Lease costs for short-term leases were not material to the financial statements for the three months ended March 31, 2019. Variable lease costs for the three months ended March 31, 2019 were not material to the financial statements.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

March 31, 2019
Operating leases:
Operating lease ROU assets, net	$9,428

Current operating lease liabilities	$3,067
Long-term operating lease liabilities	8,362
Total operating lease liabilities	$11,429

Finance leases:
Property and equipment, at cost	$688
Accumulated amortization, net	(40)
Property and equipment, net	$648

Current obligations of finance leases	$185
Long-term portion of finance leases	374
Total finance lease obligations	$559

Weighted average remaining lease term (in years):
Operating leases	5.83
Finance leases	2.86

Weighted average discount rate:
Operating leases	13.0%
Finance leases	5.9%

Supplemental cash flow information related to leases is as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amount included in the measurements of lease liabilities:
Operating cash flows from operating leases	$803
Operating cash flows from finance leases	9
Financing cash flows from finance leases	45

ROU assets recognized in exchange for new operating lease obligations	$583

Future minimum payments and maturities of leases is as follows (in thousands):

Year ending December 31:	Operating Leases	Finance Leases
2019 (remaining nine months)	$2,551	$161
2020	2,968	214
2021	2,535	214
2022	2,356	20
2023	2,096	—
Thereafter	3,952	—
Total lease payments	16,458	609
Less: Imputed interest	(5,029)	(50)
Total lease obligations	11,429	559
Less: Current obligations	(3,067)	(185)
Long-term lease obligations	$8,362	$374

10. Related Party Transactions

During the three months ended March 31, 2019 and 2018, the Company entered into transactions with individuals and companies that have financial interests in the Company. Related party transactions included the following:

a.

In 2015, CDE signed an agreement with Avalon BioMedical (Management) Limited and its subsidiaries (“Avalon”) under which Avalon would receive certain administrative services and would occupy space at CDE’s research location. Avalon would reimburse CDE for these administrative services as incurred and pay CDE a percentage of the total rent payment based on its staff headcount occupying the Hong Kong research and development facility (See Note 15—Commitments and Contingencies). Members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of March 31, 2019 and December 31, 2018, Avalon held 786,061 shares of the Company’s common stock, which represented approximately 1% of the Company’s total issued shares for both periods. Balances due from Avalon recorded on the condensed consolidated balance sheets were not significant.

In June 2018, the Company entered into two in-licensing agreements with Avalon wherein the Company obtained certain intellectual property from Avalon in an effort to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees and future milestone payments and sales-based royalties. During the year ended December 31, 2018, the Company recorded $5.5 million of upfront fees, consisting of $3.5 million in cash and $2.0 million in equity, as research and development expense on its condensed consolidated statement of operations and comprehensive loss.  During the three months ended March 31, 2019 and 2018, no fees were paid to Avalon in connection with the license agreements.

b.

The Company receives consulting and licensing revenue from PharmaEssentia, a company in which Athenex has an investment classified as available-for-sale (see Note 5—Fair Value Measurements). Revenue recorded and cost-sharing funds received from PharmaEssentia amounted to $0.3 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

c.

The Company receives certain clinical development services from ZenRx Limited and its subsidiaries (“ZenRx”), a company for which one of our executive officers serves on the board of directors. In connection with such services, the Company made payments to ZenRx of $0.3 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.  In April 2013, the Company entered into a license agreement with ZenRx pursuant to which the Company granted an exclusive, sublicensable license to use certain of our intellectual property to develop and commercialize Oratecan and Oraxol in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound, but only for use in Oratecan and Oraxol. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement. No revenue was earned from this license agreement in the periods presented in these consolidated financial statements.

d.	Certain family members of executives perform consulting services to the Company. Such services were not significant to the condensed consolidated financial statements.

11. Stock-Based Compensation

Common Stock Option Plans

The Company has four equity compensation plans, adopted in 2017, 2013, 2007 and 2004 (the “Plans”) which authorize the grant of up to 16,000,000 shares of common stock to employees, directors, and consultants. Additionally, on June 14, 2017, the Company adopted its 2017 Employee Stock Purchase Plan (the “ESPP”), which authorizes the issuance of up to 1,000,000 shares of common stock for future issuances to eligible employees.

Stock Options

The total fair value of stock options vested and recorded as compensation expense during the three months ended March 31, 2019 and 2018  was $1.7 million and $2.2 million, respectively. As of March 31, 2019, $14.8 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.7 years. The total intrinsic value of options exercised was approximately $0.4 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans to employees, directors, and consultants (in thousands, except stock option amounts and exercise price):

	Stock Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,687,650	$8.51	6.87	$44,688
Granted	760,000	13.17	—	—
Exercised	(49,632)	5.60	—	—
Forfeited and expired	(122,985)	13.86	—	—
Outstanding at March 31, 2019	11,275,033	$8.78	6.36	$39,154
Vested and exercisable at March 31, 2019	8,153,661	$6.88	5.45	$43,787

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding a number of highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model during the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Weighted average grant date fair value	$8.03	$9.43
Expected dividend yield	—%	—%
Expected stock price volatility	64%	59%
Risk-free interest rate	2.63%	2.57%
Expected life of options (in years)	6.3	5.6

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading or the last trading day of the offering period. The current offering period extends from December 1, 2018 to June 30, 2019. The Company expects to offer 6-month offering periods after the current period. The 2017 Plans reserved 1,000,000 shares of common stock for issuance under the ESPP. Stock-based compensation related to the ESPP amounted to $0.1 million and $0 for the three months ended March 31, 2019 and 2018, respectively.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$1,693	$2,161
Restricted stock expense	—	540
Employee stock purchase plan	85	—
Total stock-based compensation expense	$1,778	$2,701
Cost of sales	$64	$44
Research and development expenses	591	513
Selling, general, and administrative expenses	1,123	2,144
Total stock-based compensation expense	$1,778	$2,701

12. Net Loss per Share Attributable to Athenex, Inc. Common Stockholders

Basic net loss per share is calculated by dividing net loss attributable to Athenex, Inc. common stockholders by the weighted-average number of common shares issued, outstanding, and vested during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common share and common shares equivalents for the period using the treasury-stock method. For the purposes of this calculation, warrants to purchase common stock and stock options are considered common stock equivalents but are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Stock options and other common stock equivalents	11,219,839	9,931,020
Unvested restricted shares	—	240,000
Total potential dilutive shares	11,219,839	10,171,020

13. Business Segment, Geographic, and Concentration Risk Information

The Company has three operating segments, which are organized based mainly on the nature of the business activities performed and regulatory environments in which they operate. The Company also considers the types of products from which the reportable segments derive their revenue (only applicable to two reportable segments). Each operating segment has a segment manager who is held accountable for operations and has discrete financial information that is regularly reviewed by the Company’s chief operating decision-maker. Consequently, the Company has concluded each operating segment to be a reportable segment. The Company’s operating segments are as follows:

Oncology Innovation Platform—This operating segment performs research and development on certain of the Company’s proprietary drugs, from the preclinical development of its chemical compounds, to the execution and analysis of its several clinical trials. This segment focuses specifically on Orascovery and Src Kinase Inhibition research platforms, and TCR-T Immunotherapy and Arginine Deprivation Therapy. This segment performs research in the United States, Taiwan, Hong Kong, and mainland China.

Global Supply Chain Platform—This operating segment includes APS and Polymed. APS is a contract manufacturing company that provides small to mid-scale Current Good Manufacturing Practices (“cGMP”) manufacturing of clinical and commercial products for pharmaceutical and biotech companies and for the internal supplies to the clinical studies and commercial development of our proprietary drugs. APS also performs microbiological and analytical testing for raw material and formulated products and has expanded and begun to manufacture and sell pharmaceutical products under Section 503B of the Compounding Quality Act within the Federal Food, Drug & Cosmetic Act. Polymed markets and sells active pharmaceutical ingredient (“API”) and medical devices in North America, Europe, and Asia from its locations in Texas and China. Polymed also develops new compounds and processing techniques, and manufactures API at Taihao, a cGMP facility in Chongqing, China.

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

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Total revenue:
Oncology Innovation Platform	$144	$25,231
Global Supply Chain Platform	11,339	5,127
Commercial Platform	14,675	8,694
Total revenue for reportable segments	26,158	39,052
Intersegment revenue	(851)	(1,216)
Total consolidated revenue	$25,307	$37,836

Intersegment revenue eliminated in the above table reflects sales from the Global Supply Chain Platform to the Oncology Innovation Platform.

	Three Months Ended March 31,
	2019	2018
Total revenue by product group:
API sales	$4,831	$2,642
Medical device sales	—	585
Contract manufacturing revenue	251	241
Commercial product sales	20,081	9,137
License fees	—	25,091
Consulting revenue	105	—
Grant revenue	39	140
Total consolidated revenue	$25,307	$37,836

Intersegment revenue is recorded by the selling segment when it is realized or realizable and all revenue recognition criteria are met. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger.

	Three Months Ended March 31,
	2019	2018
Net (loss) income attributable to Athenex, Inc.:
Oncology Innovation Platform	$(27,603)	$1,509
Global Supply Chain Platform	(767)	(6,569)
Commercial Platform	(6,863)	(2,238)
Total consolidated net loss attributable to Athenex, Inc.	$(35,233)	$(7,298)

	Three Months Ended March 31,
	2019	2018
Total depreciation and amortization:
Oncology Innovation Platform	$189	$156
Global Supply Chain Platform	311	467
Commercial Platform	379	245
Total consolidated depreciation and amortization	$879	$868

	March 31,	December 31,
	2019	2018
Total assets:
Oncology Innovation Platform	$113,808	$135,878
Global Supply Chain Platform	65,488	58,816
Commercial Platform	41,011	36,401
Total consolidated assets	$220,307	$231,095

	Three Months Ended March 31,
	2019	2018
Total revenue:
United States	$20,335	$9,901
Spain	—	25,000
India	777	962
Austria	2,173	1,243
China	386	648
United Kingdom	1,023	—
Other foreign countries	613	82
Total consolidated revenue	$25,307	$37,836

	March 31,	December 31,
	2019	2018
Total property and equipment, net:
United States	$7,283	$6,549
China	4,966	4,898
Total consolidated property and equipment, net	$12,249	$11,447

Customer revenue and accounts receivable concentration amounted to the following for the identified periods. These customers relate to the Commercial Platform segment and the Global Supply Chain Platform segment.

	Three Months Ended March 31,
	2019	2018
Percentage of total revenue by customer:
Customer A	22%	10%
Customer B	21%	4%
Customer C	21%	7%
Customer D	—	66%

	March 31,	December 31,
	2019	2018
Percentage of total accounts receivable by customer:
Customer A	32%	18%
Customer B	19%	16%
Customer C	10%	—
Customer D	7%	12%

14. Revenue Recognition

The Company records revenue in accordance with ASC, Topic 606 “Revenue from Contracts with Customers.” Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue (See Note 13 – Business Segment, Geographic, and Concentration Risk Information).

1.	Oncology Innovation Platform

License fees and consulting revenue

The Company out-licenses certain of its intellectual property (“IP”) and provides related consulting services to pharmaceutical companies in specific territories that allow the customer to use, develop, commercialize, or otherwise exploit the licensed IP. In accordance with Topic 606, the Company analyzes each of its out-licensing contracts with customers to identify each of the performance obligations within the contract. Each out-license contains multiple performance obligations. The Company has determined that each of its out-license agreements with customers are classified as functional licenses and are capable of being distinct, because the IP that is licensed carries standalone value and is not expected to be altered through the life of the agreement. Therefore, for each of its out-licensing agreements, the Company has determined that the execution of the license and delivery of the IP to the licensee is a distinct performance obligation. As such, the Company records revenue at a point-in-time for its out-licensing if any of the transaction price is allocated to the obligation, including up-front licensing fee payments. The Company’s classification of each out-license as such requires significant judgment to be used by management. The Company considers the economic and regulatory characteristics of the licensed IP to determine if it has standalone value on the date of the licensing, which would make the licensing distinct and dictate that the Company recognizes any transaction price allocated to the license performance obligation at a point-in-time.  Revenue recognized at a point-in-time for the execution of a distinct licensing of IP amounted to $0 and $25.0 million for the three months ended March 31, 2019 and 2018, respectively.

Other performance obligations included in the Company’s out-licensing agreements include reaching milestone development and regulatory events by performing research and development activities over the licensed IP. The Company did not reach any milestone events during the three months ended March 31, 2019 or 2018.  If the Company reaches any further milestone payments, the Company plans to record the associated milestone payment as revenue at a point-in-time. Certain out-licensing agreements include performance obligations to manufacture and provide drug product in the future when the licensed product is approved for commercial sale. To date, the Company has not satisfied any of these performance obligations as none of its drugs have been approved by the regulatory agencies in any of the licensed territories.

In addition to the multiple performance obligations, the Company’s out-licensing agreements include variable pricing. After the performance obligations are identified, the Company determines each portion of the transaction price, which generally includes upfront fees, milestone payments, and royalty payments. The Company begins by allocating the payments set forth in the agreement to the performance obligation to which the consideration is related. Then, the Company considers whether or not that transaction price is fixed, variable, or subject to return. If any portion of the transaction price is constrained by more than one performance obligation, the Company allocated that portion of the transaction price to the performance obligation that will be satisfied later and will not recognize revenue until it is fully satisfied and the constraint on the transaction price no longer exists. There are no other significant methods employed to allocate the transaction price to performance obligations in a contract. The Company exercises significant judgment when allocating the variable transaction prices to the proper performance obligations, considering if any of those payments are refundable or are contingent on any future events.  The Company did not use any other significant judgments related to out-licensing revenue during the three months ended March 31, 2019 and 2018.

Grant revenue

The Company receives grant award funding to support its continuing research and development efforts. The Company considers these grants to be operating revenue as they support the Company’s primary operating activities. Revenue is recognized when the underlying performance obligation is satisfied, which is generally when all grant eligibility criteria are met at a point-in-time. Grant revenue is not significant to the condensed consolidated financial statements.

2.	Global Supply Chain Platform

The Company’s Global Supply Chain Platform manufactures API for use internally in its research and development and clinical studies and for sale to pharmaceutical customers globally. The Company also generates revenue on this platform, by providing small to mid-scale cGMP manufacturing of clinical and commercial products for pharmaceutical and biotech companies and selling pharmaceutical products under 503B regulations set forth by the FDA.

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

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Sales are initially recorded at the list price sold to the wholesaler. Because these prices will be reduced for the end-user, the Company records a contra asset in accounts receivable and a reduction to revenue at the time of the sale, using the difference between the list price and the estimated end-user contract price. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user and such chargeback is offset against the initial estimated contra asset. The significant estimates inherent in the initial chargeback provision relate to wholesale units pending chargeback and to the ultimate end-user contract selling price. The Company bases the estimate for these factors on product-specific sales and internal chargeback processing experience, as well as estimated wholesaler inventory stocking levels. As of March 31, 2019 and December 31, 2018, the Company’s total provision for chargebacks and other deductions totaled $9.0 million and $11.8 million, respectively, included as a reduction of accounts receivable. The Company’s total expense for chargebacks and other deductions was $17.5 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively.

The Company offers cash discounts, which approximate 2.0% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. The Company expects that its wholesale customers will make prompt payments to take advantage of the cash discounts, and expects customers to use their right of return. Therefore, at the time of sale, product revenue and accounts receivable are reduced by the full amount of the discount offered and the return expected. The Company considers payment performance and historical return rates and adjusts the accrual to reflect actual experience. As of March 31, 2019 and December 31, 2018, the Company’s accrual for cash discounts and return accrual included as a reduction of accounts receivable were not material to the condensed consolidated financial statements.

The Company also offers contractual allowances, generally rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to five months from date of sale. The Company provides a provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Contractual allowances are reflected in the condensed consolidated financial statements as a reduction of revenue and accounts receivable or as accrued expenses.

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

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer.

	For the Three Months Ended March 31, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$5,660	$14,675	$20,335
India	—	777	—	777
Austria	—	2,173	—	2,173
China	144	242	—	386
United Kingdom	—	1,023	—	1,023
Other foreign countries	—	613	—	613
Total revenue	$144	$10,488	$14,675	$25,307

	For the Three Months Ended March 31, 2018
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$1,208	$8,694	$9,901
India	—	962	—	962
Austria	—	1,243	—	1,243
China	231	417	—	648
Spain	25,000	—	—	25,000
Other foreign countries	—	82	—	82
Total revenue	$25,231	$3,911	$8,694	$37,836

The Company also disaggregates its revenue by product group which can be found in Note 13 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers. The Company has not recorded any contract assets from contracts with customers.

	March 31, 2019	December 31, 2018
	(In Thousands)
Accounts receivable, gross	$31,032	$26,061
Chargebacks and other deductions	(10,448)	(13,101)
Allowance for doubtful accounts	(8)	(9)
Accounts receivable, net	$20,576	$12,951
Deferred revenue	131	190
Total contract liabilities	$131	$190

The following tables illustrate accounts receivable balances by reportable segments.

	March 31, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$—	$7,876	$23,156	$31,032
Allowance for doubtful accounts, chargebacks, and other deductions	—	(13)	(10,443)	(10,456)
Accounts receivable, net	$—	$7,863	$12,713	$20,576

	December 31, 2018
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$—	$7,814	$18,247	$26,061
Allowance for doubtful accounts, chargebacks, and other deductions	—	(9)	(13,101)	(13,110)
Accounts receivable, net	$—	$7,805	$5,146	$12,951

As of March 31, 2019, $0.1 million of the deferred revenue balance relates to customer deposits made by customers of the Global Supply Chain Platform and is included within accrued expenses on the condensed consolidated balance sheet.

As of December 31, 2018, the $0.2 million contract liability related to customer deposits made by customers of the Global Supply Chain Platform. The Company satisfied its performance obligations allocated to these contract liabilities during the three months ended March 31, 2019.

There were no other material changes to contract balances during the three months ended March 31, 2019.

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

15. Commitments and Contingencies

Future minimum payments under the non-cancelable operating lease consists of the following as of December 31, 2018 (in thousands):

Year ending December 31:	Minimum payments
2019	$2,943
2020	2,466
2021	2,040
2022	1,902
2023	1,675
Thereafter	3,099
$14,125

Legal Proceedings

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. These claims could include assertions that the Company’s products infringe existing patents or claims that the use of its products has caused personal injuries. The Company intends to vigorously defend any such litigation that may arise under all defenses that would be available. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors.

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

In addition, on August 13, 2018, Athenex Pharma Solutions, LLC and Athenex Pharmaceutical Division, LLC filed a motion to intervene and seek the dismissal of Par’s complaint against the FDA and certain governmental officials in the United States District Court for the District of Columbia. Par has sought declaratory and injunctive relief against the FDA and certain governmental officials that: (i) vasopressin be delisted from Category 1 of the FDA’s list of bulk drug substances under evaluation pursuant to Section 503B of the Federal Food, Drug and Cosmetic Act (FDCA), (ii) the expansion of the FDA’s enforcement discretion to Category 1 substances, be enjoined; and (iii) that the FDA be enjoined from authorizing the compounding of vasopressin under Section 503B of the FDCA.  Our motion to intervene was granted.  Par filed a preliminary injunction motion and we and the FDA filed motions for judgment on the pleadings.  This action is currently stayed.  On March 4, 2019, the FDA published in the Federal Register its final decision not to include vasopressin on the list of bulk drug substances for which there is a clinical need.  Also, on March 4, 2019, Athenex, Inc., APS, and APD filed a complaint against the FDA seeking to vacate its decision. In this case, the FDA has represented to the Court that “until the Court issues a decision on the merits of this action, the FDA will not initiate enforcement action against Athenex based solely on Athenex’s use of the bulk drug substance vasopressin to compound drugs and distribute those drugs” and the Court has incorporated the FDA’s representation into its published order. Because of the Court’s order, Athenex will continue to produce and distribute compounded vasopressin during the period that the case is pending and will reevaluate its position after the Court issues its decision on the merits of Athenex’s lawsuit. The Court is expected to issue its opinion during the second or third quarter of 2019. On August 14, 2018, the Company began selling compounded vasopressin injection in ready-to-use premix IV bags. If the Company is unsuccessful in obtaining the relief it seeks in its lawsuit against the FDA, or there is an adverse final determination that Par’s patent is valid and infringed, the Company would have to abandon this revenue-generating line of business; such events could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

16. Subsequent Events

On May 3, 2019, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Perceptive Life Sciences Master Fund, Ltd., venBio Select Fund LLC, OrbiMed Partners Master Fund Limited, and The Biotech Growth Trust PLC (collectively, the “Investors”), pursuant to which the Company agreed to sell an aggregate of 10 million shares of its common stock to the Investors at a purchase price of $10.00 per share for aggregate gross proceeds of $100 million (the “Private Placement”). The Private Placement closed on May 7, 2019.

Pursuant to the Share Purchase Agreement, the Company agreed to enter into a registration rights agreement (the “Registration Rights Agreement”) with the Investors at the closing of the Private Placement. Under the Registration Rights Agreement, the Company agreed to register for resale the shares of common stock the Investors purchased in the offering under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Registration Rights Agreement, the Company will prepare and file a registration statement with the Securities and Exchange Commission within 90 days of the closing date of the Private Placement and agreed to use its best efforts to have the registration statement declared effective as soon as practicable. For each month the Company is unable to meet its obligations to have the registration statement declared effective, it will be obligated to pay each Investor an amount in cash equal to one percent of the aggregate purchase price paid by that Investor pursuant to the Share Purchase Agreement, provided that in no event will the total payment to that Investor exceed 25% of its aggregate purchase price. In addition, subject to certain limitations, following the signing of the Registration Rights Agreement, the Investors will have piggyback registration rights if no registration statement registering the shares sold in the Private Placement is effective and the Company is otherwise filing a registration statement under the Securities Act for the sale of its securities for its own account or for the account of any of its stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018. Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Athenex,” the “Company,” “we,” “us,” and “our” refer to Athenex, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2018. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business. In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of our Annual Report on Form 10-K for the year ended December 31, 2018 to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview and Recent Developments

We are a global clinical stage biopharmaceutical company dedicated to becoming a leader in the discovery, development, and commercialization of next generation drugs for the treatment of cancer. Athenex is organized around three platforms, including an Oncology Innovation Platform, a Commercial Platform and a Global Supply Chain Platform. The Company’s current clinical pipeline in the Oncology Innovation Platform is derived from four different platform technologies: (1) Orascovery, based on non-absorbed P-glycoprotein inhibitor, (2) Src kinase inhibition, (3) T-cell receptor-engineered T-cells (TCR-T), and (4) Arginine Deprivation Therapy. We have assembled a leadership team and have established global operations in the U.S. and China across the pharmaceutical value chain to execute our mission to become a global leader in bringing innovative cancer treatments to the market and improve health outcomes. Below we describe our current plans to advance the technology in our Oncology Innovation Platform.

Lead Orascovery drug candidate: Oraxol (oral paclitaxel and HM30181A).

In January 2018, we received positive feedback from the US Food and Drug Administration (FDA) on the design of the ongoing Phase 3 trial (KX-ORAX-001), which indicated that if the study meets the primary endpoint with an acceptable benefit to risk profile, it could be adequate as a single comparative trial to support registration of Oraxol in the U.S. for the indication of metastatic breast cancer. The Oraxol Phase 3 clinical trial is a randomized controlled clinical trial comparing Oraxol monotherapy against IV paclitaxel monotherapy in patients with metastatic breast cancer. Also, in January 2018, the China National Medical Product Administration (NMPA, formerly known as the China Food and Drug Administration) allowed the Investigational New Drug (IND) application for Oraxol, which allowed us to commence a clinical trial program for Oraxol in China.

In April 2018, the FDA granted Orphan Drug status to Oraxol for the treatment of angiosarcomas.

In August 2018, we received a positive recommendation by the Data Safety and Monitoring Board (DSMB) of the second interim analysis of the Oraxol Phase 3 Clinical Trial, a randomized controlled clinical trial comparing Oraxol monotherapy against IV paclitaxel monotherapy in patients with metastatic breast cancer.

In October 2018, we presented encouraging efficacy and safety data of Oraxol in the treatment of metastatic breast cancer patients obtained from a Phase 2 clinical trial conducted in Taiwan at the European Society for Medical Oncology (ESMO) Congress. Results from twenty-four patients with metastatic breast cancer were reported showing that eleven patients (45.8%) achieved partial remission, ten patients (41.7%) had stable disease, and three patients (12.5%) had progressive disease. Drug-related serious adverse events consisting of grade 4 neutropenia were observed in three patients and all recovered completely, and there was no dose limiting neuropathy observed.

In November 2018, we initiated a Phase 1/2 clinical study to assess the safety, tolerability and activity of Oraxol in combination with an anti-PD1 antibody (pembrolizumab) in patients with advanced solid malignancies, in collaboration with Mayo Clinic. Also in November 2018, we licensed the rights to develop and commercialize Oradoxel (oral docetaxel and HM30181A) in Taiwan, Singapore, and Vietnam to PharmaEssentia Corporation.

In December 2018, our global Phase 1b clinical trial of Oraxol plus ramucirumab (monoclonal antibody to VEGF-R2) in gastric cancer patients who failed previous chemotherapies completed the second cohort of patients and results indicated positive signals of efficacy. For the second cohort of six patients on an escalated Oraxol dose of 250 mg/m2, partial response, according to RECIST criteria, occurred in 3 patients (50%), compared to the first cohort of six patients who were treated with a 200 mg/m2 dose where partial responses were observed in 2/6 patients (33.3%) and stable disease observed in 1/6 patient (16.7%). The Oraxol dose is currently being further escalated to 300 mg/m2 in the third cohort of patients and the study is ongoing.

In January 2019, the target enrollment of 360 evaluable patients in the Oraxol Phase 3 clinical trial in metastatic breast cancer was achieved. In March 2019, we presented a poster highlighting the preclinical data of Oraxol in angiosarcoma, an FDA approved orphan indication for Oraxol, at the American Association of Cancer Research Annual Meeting. In May 2019, we announced preliminary data showing promising early clinical responses in the first part of a two-part study of Oraxol monotherapy in patients with unresectable cutaneous angiosarcoma. We also continued to advance the development of other Orascovery candidates. For instance, in October 2018, the FDA allowed the IND application for Eribulin ORA, our oral version of eribulin plus HM30181A (or encequidar).

If we receive approval from the FDA, our strategy is to develop and commercialize oral paclitaxel and encequidar in the US through our Commercial Platform. We also plan to evaluate go-to-market options outside the US, including using our internal resources, partnering with others, or out-licensing the product. If our Phase Three study in metastatic breast cancer (MBC) is successful, we intend to establish oral paclitaxel and encequidar as the chemotherapy of choice for patients receiving chemotherapy for MBC and intend to file a New Drug Application with the FDA to secure regulatory approval of oral paclitaxel and encequidar for MBC. If successful, we will then explore establishing oral paclitaxel and encequidar in other oncology indications where taxanes have been and we expect will continue to be foundational treatments. During 2019, we plan to focus on:

•	quantitative and qualitative market research to understand our customers, patients, and the market;
•	preliminary forecasts;
•	examining our competitive landscape;
•	developing and completing brand strategy;
•	developing key opinion leader relationships;
•	attending priority medical conferences to increase awareness of the Company and oral paclitaxel and encequidar;
•	creating a market access strategy;
•	developing and executing a scientific publication plan;
•	developing our distribution and patient support plans;
•	completing our organizational design to determine the overall size of our go-to-market commercial team based on our market opportunity; and
•	beginning hiring for key commercial and medical affairs leadership roles.

We can provide no assurance that we will be successful in obtaining the FDA’s approval to commercialize oral paclitaxel and encequidar.

Lead candidate in the Src Kinase Inhibition platform: KX2-391 ointment, for Actinic Keratosis (AK)

Patient enrollment in two Phase 3 studies was completed in February 2018. The studies enrolled a total of 702 patients across 62 sites in the US. KX2-391 ointment 1% or vehicle (randomized 1:1) was self-administered to 25 cm2 of the face or scalp encompassing 4-8 typical AK lesions, once daily for 5 consecutive days.

In July 2018, we announced that both of our Phase 3 pivotal efficacy studies achieved their primary endpoint of 100% clearance of AK lesions at Day 57 within the face or scalp treatment areas, with each study achieving statistical significance (p<0.0001).

In March 2019, we presented topline results from the two Phase 3 studies in a late breaker session at the 2019 American Academy of Dermatology Annual Meeting. Results showed that 44% and 54% of patients in studies KX01-AK-003 and KX-01-AK-004, respectively, achieved 100% AK lesion clearance at Day 57 (see Table 1). The patient compliance rate in these two studies was greater than 99%. There was a statistically significant clearance rate in favor of the KX2-391 ointment versus the vehicle in each of the patient subgroups. Safety results showed that KX2-391 ointment was well tolerated. Adverse events were few. Treatment related adverse events were mild to moderate application site symptoms, such as pruritus or pain. There were no serious adverse events or early discontinuations due to study drug related adverse events. Local skin reactions (LSRs) (erythema, flaking/scaling, crusting, swelling, vesiculation/postulation and erosion/ulceration) were mostly mild to moderate. We believe that this product, if approved by the regulatory authorities, could have a major impact in the medical treatment of AK.

Table 1: Efficacy Results of KX2-391 Ointment in the Field Treatment of Actinic Keratosis

Study	KX01-AK-003			KX01-AK-004
% of Subjects in the Intent-To-Treat Population (Number of Subjects)	KX2-391 N=175	Vehicle N=176	p-value	KX2-391 N=178	Vehicle N=173	p-value
100% AK Clearance on Day 57	44% (N=77)	5% (N=8)	<0.0001[a]	54% (N=97)	13% (N=22)	<0.0001[a]
Face Scalp	50% 30%	6% 2%	<0.0001 <0.0001	61% 41%	14% 11%	<0.0001 0.0003
≥75% AK Clearance on Day 57	68%	16%	<0.0001[a]	76%	20%	<0.0001[a]

Note:

a = p-value calculated based on Cochran-Mantel-Haenszel (CMH)

New in-licensed programs: TCR-T Immunotherapy and Arginine Deprivation Therapy

In 2018, we commenced development of two new in-licensed programs. TCR-T immunotherapy technology harnesses and enhances the patient’s own immune cells to target and eliminate cancer. It is a cell-based therapy that takes advantage of the unique attributes of TCR mediated target recognition and provides a potent and selective TCR-T directed response against cancer cells.

We have three operating segments: our Oncology Innovation Platform, Global Supply Chain Platform and Commercial Platform. Since inception, we have devoted a substantial amount of our resources to research and development of our lead product candidates under our Orascovery, Src Kinase Inhibition research platforms, and TCR-T Immunotherapy and Arginine Deprivation Therapy. We have incurred significant net losses since inception. Our net losses were $36.2 million and $7.3 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018 we had an accumulated deficit of $478.9 million and $443.7 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	Continue to advance our lead programs, Orascovery and Src Kinase Inhibition research platforms, through clinical development;

•	Continue our current preclinical and clinical research program and development activities;
•	Advance the preclinical and clinical research program and development activities of our recently in-licensed technology platforms, TCR-T Immunotherapy and Arginine Deprivation Therapy;
•	Seek to identify additional research programs and product candidates;
•	Continue to invest in acquiring or in-licensing other drugs and technologies;
•	Continue to invest in our manufacturing facilities;
•	Continue to invest in further developing our Commercial Platform ahead of our intended proprietary drug launch;
•	Hire additional research, development and business personnel;
•	Maintain, expand and protect our intellectual property portfolio; and
•	Incur additional costs associated with operating as a public company.

On May 7, 2019, we completed a private placement equity offering of 10 million shares of common stock. All shares were offered by us at a price of $10.00 per share to three institutional investors, namely Perceptive Advisors, Avoro Capital Advisors (formerly known as venBio Select Advisor), and OrbiMed. The aggregate net proceeds received by us from the offering were $99.8 million, net of offering expenses of approximately $0.2 million.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, private placements, and convertible bonds, debt and, to a lesser extent, through revenue generated from our Global Supply Chain Platform. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $71.3 million.

Key Components of Results of Operations

Revenue

We derive our consolidated revenue primarily from (i) the sales of 503B and API products by our Global Supply Chain Platform; (ii) the sales of generic injectable products by our Commercial Platform; (iii) licensing and collaboration projects conducted by our Oncology Innovation Platform, which generates revenue in the form of upfront payments, milestone payments and payments received for providing research and development services for our collaboration projects and for other third parties; and (iv) grant awards from government agencies and universities for our continuing research and development efforts.

We do not anticipate revenue being generated from sales of our product candidates under development in our Oncology Innovation Platform until we have obtained regulatory approval. We cannot assure you that we will succeed in achieving regulatory approval for our drug candidates as planned, or at all.

Cost of Sales

Along with sourcing from third-party manufacturers, we manufacture clinical products in our cGMP facility in New York and APIs at our cGMP facility in China through our Global Supply Chain Platform. Cost of sales primarily includes the cost of finished products, raw materials, labor costs, manufacturing overhead expenses and reserves for expected scrap, as well as transportation costs. Cost of sales also includes depreciation expense for production equipment, changes to our excess and obsolete inventory reserves, and certain direct costs such as shipping costs, net of costs charged to customers.

Research and Development Expenses

Research and development expenses consist of the costs associated with in-licensing of product candidates, milestone payments, conducting preclinical studies and clinical trials, activities related to regulatory filings and other research and development activities. Our current research and development activities mainly relate to the clinical development of the following programs:

Orascovery platform—Comprised of our in-licensed and novel P-gp inhibitor, HM30181A, that is combined with various chemotherapeutic agents and enables the agents to be absorbed into the blood when given orally:

•	Oraxol, combining HM30181A with an oral dosage form of paclitaxel;
•	Oratecan, combining HM30181A with an oral dosage form of irinotecan;
•	Oradoxel, combining HM30181A with an oral dosage form of docetaxel;

•	Oratopo, combining HM30181A with an oral dosage form of topotecan; and
•	Eribulin ORA, combining HM30181A with an oral dosage form of eribulin.

We have received approval of the International Nonproprietary Name (INN) “encequidar” for our novel P-gp pump inhibitor molecule, HM30181A.

Src Kinase Inhibition platform—Targets the tyrosine kinase protein in regulating cell growth that leads to blockade of metastasis:

•	KX2-391 (also known as KX-01) ointment, Src kinase inhibitor topically administered to treat skin cancers and pre-cancers;
•	KX2-391 oral, Src kinase inhibitor orally administered to treat certain solid and liquid tumors; and
•	KX2-361 (also known as KX-02), Src kinase inhibitor orally administered to treat brain cancer, such as glioblastoma multiforme (GBM).

TCR-T Immunotherapy and Arginine Deprivation Therapy platform—licensed in July 2018, and are still in early stage R&D development phase:

•

The TCR-T immunotherapy technology harnesses and enhances the patient’s own immune cells to target and eliminate cancer.  It is a cell-based therapy that takes advantage of unique attributes of TCR mediated target recognition and provides a potent and selective TCR-T directed response against cancer cells.

•

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

Research and development activities are central to our business model. We expect our research and development expenses to continue to increase for the foreseeable future as we continue to support the clinical trials of Oraxol, Oratecan, Oradoxel, Oratopo, Eribulin ORA, KX-01 ointment, KX-01 oral and KX-02, as well as initiate and prepare for additional clinical and preclinical studies, including TCR-T and Arginine deprivation program activities. We also expect spending to increase in the research and development for API, 503B and specialty products. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will likely impact our clinical development programs and plans.

Selling, General and Administrative Expenses

Selling, general and administrative, (“SG&A”), expenses primarily consist of compensation, including salary, employee benefits and stock-based compensation expenses for sales and marketing personnel, and for administrative personnel that support our general operations such as executive management, legal counsel, financial accounting, information technology, and human resources personnel. SG&A expenses also include professional fees for legal, patent, consulting, auditing and tax services, as well as other direct and allocated expenses for rent and maintenance of facilities, development of the facility in Dunkirk, NY, insurance and other supplies used in the selling, marketing, general and administrative activities. SG&A expenses also include costs associated with our commercialization efforts for our proprietary drugs, such as market research, brand strategy and development work on market access, scientific publication, product distribution and patient support. Our expenses related to operating as a public company may increase when we are no longer able to rely on the “emerging growth company” exemption to certain disclosure and attestation requirements pursuant to the Jumpstart our Business Startups Act of 2012 (JOBS Act).

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$25,163	$12,605	$12,558	100%
License fees and consulting revenue	105	25,091	(24,986)	-100%
Grant revenue	39	140	(101)	-72%
Total revenue	25,307	37,836	(12,529)	-33%
Cost of sales	(19,902)	(11,326)	(8,576)	76%
Research and development expenses	(24,475)	(21,303)	(3,172)	15%
Selling, general, and administrative expenses	(15,188)	(13,080)	(2,108)	16%
Interest (expense) income	(1,472)	227	(1,699)	NM
Income tax (expense) benefit	(500)	307	(807)	NM
Net loss	(36,230)	(7,339)	(28,891)
Less: net loss attributable to non-controlling interests	(997)	(41)	(956)	NM
Net loss attributable to Athenex, Inc.	$(35,233)	$(7,298)	$(27,935)

Revenue

Our product sales increased significantly to $25.2 million for the three months ended March 31, 2019, from $12.6 million for the three months ended March 31, 2019. However, total revenue for the three months ended March 31, 2019 decreased by $12.5 million, or 33%, as compared to $37.8 million for the three months ended March 31, 2018. The decrease was primarily due to a decrease in licensing revenue of $25.0 million related to a milestone payment in the first quarter of 2018, together with a $0.6 million decrease in both medical device product sales and contract manufacturing revenue. This decrease in total revenue was offset by the significant increase in product sales, including a $6.0 million increase in specialty product sales, a $5.0 million increase in 503B product sales, driven significantly by Vasopressin, and a $2.1 million increase in API product sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2019 totaled $19.9 million, an increase of $8.6 million, or 76%, as compared to $11.3 million for the three months ended March 31, 2018. This was primarily due to the increase of $6.2 million in cost of sales from the sale of specialty products and $2.4 million in cost of sales from 503B and API products.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2019 totaled $24.5 million, an increase of $3.2 million, or 15%, as compared to $21.3 million for the three months ended March 31, 2018. This was primarily due to an increase in licensing fees and preclinical development activities and included the following:

•

$6.0 million increase as a result of milestone payments for drug in-licensing fees, including to MAIA for Levothyroxine Sodium, to Ever Pharma for Eribulin and to XLifeSc for the successful IND submission in China of TAEST therapy; and

•	$1.7 million increase of preclinical development costs related to Pegtomarginase and Eribulin.

These increased costs were offset by a decrease of $2.5 million R&D costs due to the winding down of the two AK Phase 3 studies, and a decrease of $2.0 million other R&D costs related to API and 503B product development.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended March 31, 2019 totaled $15.2 million, an increase of $2.1 million, or 16%, as compared to $13.1 million for the three months ended March 31, 2018. This was primarily due to an increase of $2.6 million related to the pre-launch costs of our proprietary drugs, offset by a decrease of $0.5 million in general administrative expenses.

Interest (Expense) Income

Interest expense for the three months ended March 31, 2019 totaled $1.5 million, a change of $1.7 million as compared to $0.2 million interest income for the three months ended March 31, 2018. The interest expense in the current period was incurred from our long-term debt entered into during the third quarter of 2018.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our R&D programs, SG&A costs associated with our operations, and the development of our specialty drug operations in our Commercial Platform and 503B operations and the investment we are making in our Commercial Platform in anticipation of commercializing our proprietary drugs. We incurred net losses of $36.2 million and $7.3 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $478.9 million. Our primary use of cash is to fund R&D costs and to fund our Commercial Platform. Our operating activities used $33.0 million and $12.7 million of cash during the three months ended March 31, 2019 and 2018, respectively. The increased cash outflow in our operating activities was primarily due to the increased R&D costs related to the funding requirements for our Commercial Platform and advancing our clinical programs, while in the same period last year, we had a significant inflow of cash resulting from an upfront license fee payment we received. We intend to continue to advance our various clinical programs which we expect will lead to increased cash outflow of R&D costs and increase our investments in commercialization activities for our proprietary drugs. In addition, we can provide no assurance that the funding requirements to diversify the product portfolio for specialty drug products in the Commercial Platform and 503B operations will decline in the future. Our principal sources of liquidity as of March 31, 2019 are cash, cash equivalents and short-term investments totaling of $71.3 million.

In July 2018, we closed a privately placed debt and equity financing deal with Perceptive for gross proceeds of $100.0 million and received aggregate net proceeds of $97.1 million, net of fees and offering expenses. We entered into a 5-year senior secured loan for $50.0 million of this financing and issued 2,679,528 shares of its common stock at a purchase price of $18.66 per share for the remaining $50.0 million. The loan matures on the fifth anniversary from the closing date and bears interest at a floating per annum rate equal to London Interbank Offering Rates (“LIBOR”) (with a floor of 2.0%) plus 9.0%. We are required to make monthly interest-only payments with a bullet payment of the principal at maturity. The loan agreement contains specified financial maintenance covenants. In connection with the loan agreement, we granted Perceptive a warrant for the purchase of 425,000 shares of common stock at a purchase price of $18.66 per share.

On May 7, 2019, we completed a private placement equity offering of 10 million shares of common stock. All shares were offered by us at a price of $10.00 per share to three institutional investors, namely Perceptive Advisors, Avoro Capital Advisors (formerly known as venBio Select Advisor), and OrbiMed. The aggregate net proceeds received by us from the offering were $99.8 million, net of offering expenses of approximately $0.2 million.

Based on the current operating plan, we expect that our cash and cash equivalents as of March 31, together with proceeds we have recently raised from the private placement and cash to be generated from our operating activities, will enable us to fund our operations through at least the next twelve months. We expect that our expenses will increase substantially as we continue to fund clinical and preclinical development of our research programs, pre-launch activities of our proprietary drugs and funding of our

Commercial Platform and working capital and other general corporate purposes. We have based our estimates on assumptions that might prove to be wrong, and we might use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to accurately estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

Our future capital requirements will depend on many factors, including:

•	Our ability to generate revenue and profits from our Commercial Platform or otherwise;
•	The costs, timing and outcome of regulatory reviews and approvals;
•	Progress of our drug candidates to progress through clinical development successfully;
•	The initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our other programs and potential drug candidates;
•	The costs of preparing our Commercial Platform for the commercialization of our proprietary drugs;
•	The number and characteristics of the drug candidates we pursue;
•	The costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property related claims;
•	The extent to which we acquire or in-license other products and technologies; and
•	Our ability to maintain and establish collaboration arrangements on favorable terms, if at all.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(32,971)	$(12,726)
Net cash provided by (used in) investing activities	52,198	(56,800)
Net cash provided by financing activities	976	68,981
Net effect of foreign exchange rate changes	1,006	478
Net increase (decrease) in cash and cash equivalents	$21,209	$(67)

Net Cash Used in Operating Activities

The use of cash in our operating activities resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. The primary use of our cash in the periods presented was to fund our research and development, regulatory and other clinical trial costs, drug licensing costs, inventory purchases, pre-launch commercialization activities, and other expenditures related to sales, marketing and administration.

Net cash used in operating activities was $33.0 million for the three months ended March 31, 2019. This resulted primarily from our net loss of $36.2 million, adjusted for non-cash charges of $3.4 million, and by cash used by our operating assets and liabilities of $0.2 million. Our operating assets increased $7.6 million for accounts receivable mainly related to the increase sales of our specialty products, API and 503B products in the current year, and $11.9 million for prepaid and accrued expenses related to Dunkirk construction. Inventory decreased by $3.6 million primarily related to the sale of specialty drugs. Our operating liabilities increased by $16.4 million mainly due to an increase in accrued license fees and accrued inventory purchases. Our net non-cash charges during the three months ended March 31, 2019 primarily consisted of $1.8 million of stock-based compensation expense, $0.9 million depreciation and amortization expense and $0.5 million of deferred income tax expense.

Net cash used in operating activities was $12.7 million for the three months ended March 31, 2018. This resulted principally from our net loss of $7.3 million, adjusted for non-cash charges of $3.3 million, and by cash used in our operating assets and liabilities of $8.7 million. Our operating assets decreased $0.6 million for accounts receivable related to API product sales, and $0.5 million for prepaid expenses primarily related to our ERP system, while inventory for API products and 503B increased by $2.0 million. Our operating liabilities decreased by $7.8 million mainly due to a decrease in accrued license fees and accrued inventory purchases. Our net non-cash charges during the three months ended March 31, 2018 primarily consisted of $2.7 million of stock-based compensation expense and $0.9 million depreciation and amortization expense.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $52.2 million for the three months ended March 31, 2019, compared to $56.8 million net cash used in the three months ended March 31, 2018. This was primarily due to cash obtained by the maturities of short-term investments, including commercial paper, corporate notes, and U.S. government bonds.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2019, which was primarily consisted of net proceeds of $0.7 million from the issuance of debt to fund our Chinese operations and $0.3 million from the exercise of employee stock options.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2019 is as follows:

	Payments Due by Period
	Within 1 Year	1 to 3 years	3 to 5 years	More than 5 years	Total Amounts Committed
	(in thousands)
Operating leases	$2,551	$5,504	$4,451	$3,952	$16,458
Long-term debt	1,535	—	50,000	—	51,535
Finance lease obligations	161	428	20	—	609
Licensing fees	654	—	—	—	654
	$4,901	$5,932	$54,471	$3,952	$69,256

The above table includes the Company’s operating leases and the amounts committed under those leases by each location: (1) The rental of our global headquarters in the Conventus Center for Collaborative Medicine in Buffalo, NY; (2) the rental of our research and development facility in the IC Development Centre in Hong Kong; (3) the rental of the Commercial Platform headquarters in Chicago, IL; (4) the rental of our clinical research and development facility in Cranford, NJ; (5) the rental of our clinical data management center in Taipei, Taiwan; (6) the rental of our Global Supply Chain distribution office in Houston, TX; (7) the rental of our Global Supply Chain API manufacturing facility in Chongqing, China; and (8) the rental of various other facilities and equipment located mainly in Buffalo, NY.

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

With the exception of the change in accounting for leases under ASC 842 (see Note 9 – Debt and Lease Obligations), there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC), or other authoritative accounting bodies to determine the potential impact they may have on our condensed consolidated financial statements. See Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act,”) an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards at the same time as other public companies that are not emerging growth companies. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an emerging growth company, we are exempt from Sections 14A (a) and (b) of the Exchange Act which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes;” and (2) disclose certain executive compensation related matters. We also rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and the rule requiring us to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or December 31, 2022, (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1 billion, (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Chinese Renminbi, (“RMB”). In the three months ended March 31, 2019 and 2018, approximately 1% and 2%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $71.3 million as of March 31, 2019. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in U.S. market interest rates is not expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

As of March 31, 2019, we had $50 million of debt with Perceptive that bears interest at a floating per annum rate equal to 1-Month LIBOR (with a floor of 2%) plus 9%. If 1-Month LIBOR increased by 1%, we would be required to pay Perceptive an additional $0.5 million in interest annually. If 1-Month LIBOR decreased by 1%, we would be required to pay Perceptive $0.5 million less in interest annually. A material change in the short-term interest rate environment could have a material adverse effect on our condensed consolidated financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On August 13, 2018, Athenex Pharma Solutions, LLC and Athenex Pharmaceutical Division, LLC, our wholly-owned subsidiaries, filed a complaint for declaratory judgment against Par Pharmaceuticals, Inc., Par Sterile Products, LLC and Endo Par Innovation Company, LLC (together, Par) in the United States District Court for the Western District of New York (the Court), seeking a declaratory judgment from the Court that our compounded vasopressin drug products in ready-to-use form do not infringe on patents that Par has with respect to its Vasostrict® product and that Par’s patents are invalid. On October 22, 2018, Par filed a motion to dismiss the complaint on the basis that the Court does not have subject matter jurisdiction. Athenex has opposed Par’s motion and that motion is fully briefed and currently pending. Par has not filed a claim for infringement of its patents in this suit but if Par’s motion to dismiss Athenex’s patent suit is denied and the declaratory action proceeds, Par could proceed to lodge a counterclaim for patent infringement. If such an infringement claim were brought and the Court ruled for Par, Athenex could be enjoined from further production of compounded vasopressin within in the United States and sale of compounded vasopressin in or from the United States and for payment of damages to Par for U.S. manufacture or sale of compounded vasopressin that has already taken place, which could have a material adverse effect on our business.

In addition, on August 13, 2018, Athenex Pharma Solutions, LLC and Athenex Pharmaceutical Division, LLC filed a motion to intervene and seek the dismissal of Par’s complaint against the FDA and certain governmental officials in the United States District Court for the District of Columbia. Par has sought declaratory and injunctive relief against the FDA and certain governmental officials that: (i) vasopressin be delisted from Category 1 of the FDA’s list of bulk drug substances under evaluation pursuant to Section 503B of the Federal Food, Drug and Cosmetic Act (FDCA), (ii) the expansion of the FDA’s enforcement discretion to Category 1 substances, be enjoined; and (iii) that the FDA be enjoined from authorizing the compounding of vasopressin under Section 503B of the FDCA.  Our motion to intervene was granted.  Par filed a preliminary injunction motion and we and the FDA filed motions for judgment on the pleadings.  This action is currently stayed.  On March 4, 2019, the FDA published in the Federal Register its final decision not to include vasopressin on the list of bulk drug substances for which there is a clinical need.  Also, on March 4, 2019, Athenex, Inc., APS, and APD filed a complaint against the FDA seeking to vacate its decision. In this case, the FDA has represented to the Court that “until the Court issues a decision on the merits of this action, the FDA will not initiate enforcement action against Athenex based solely on Athenex’s use of the bulk drug substance vasopressin to compound drugs and distribute those drugs” and the court has incorporated the FDA’s representation into its published order. Because of the court’s order, Athenex will continue to produce and distribute compounded vasopressin during the period that the case is pending and will reevaluate its position after the Court issues its decision on the merits of Athenex’s lawsuit. The Court is expected to issue its opinion during the second or third quarter of 2019. On August 14, 2018, the Company began selling compounded vasopressin injection in ready-to-use premix IV bags. If we are unsuccessful in obtaining the relief we seek in our lawsuit against the FDA, or there is an adverse final determination that the patent is valid and infringed, we would have to abandon this revenue-generating line of business; such events could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Item 1A. Risk Factors.

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, for a detailed discussion of the risk factors affecting the Company. There have been no material changes to our previously disclosed risk factors.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.31.1	First Amendment to Agreement by and between M+W U.S., Inc. and Athenex, Inc., effective as of March 27, 2018	—	—	—	Filed herewith

10.31.2	Second Amendment to Agreement by and between M+W U.S., Inc. and Athenex, Inc., effective as of October 1, 2018.	—	—	—	Filed herewith

10.31.3	Third Amendment to Agreement by and between Exyte U.S., Inc. (f/k/a M+ W U.S., Inc., effective as of January 23, 2019.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) and the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athenex, Inc.

Date: May 9, 2019	By:	/s/ Johnson Y.N. Lau
Chief Executive Officer and Board Chairman (Principal Executive Officer)
Date: May 9, 2019	By:	/s/ Randoll Sze
Chief Financial Officer (Principal Financial and Accounting Officer)