Form 10-Q
period 2019-06-30
Athenex, Inc.
filed 2019-08-07
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, the registrant had 77,293,285 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$96,734	$49,794
Restricted cash - short-term	25,464	—
Short-term investments	43,718	57,629
Accounts receivable, net of chargebacks and other deductions of $11,691 and $13,101, respectively, and allowance for doubtful accounts of $167 and $9, respectively	9,564	12,951
Inventories	27,239	28,787
Prepaid expenses and other current assets	46,968	21,658
Total current assets	249,687	170,819
Property and equipment, net	16,306	11,447
Goodwill	37,528	37,495
Intangible assets, net	9,769	10,848
Operating lease right-of-use assets, net	8,983	—
Deferred income tax assets	—	486
Total assets	$322,273	$231,095
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,583	$12,997
Accrued expenses	75,124	37,718
Current portion of operating lease liabilities	2,923	—
Current portion of long-term debt	1,685	961
Total current liabilities	95,315	51,676
Long-term liabilities:
Deferred compensation	2,629	2,825
Deferred rent	—	2,022
Long-term operating lease liabilities	7,996	—
Long-term debt and finance lease obligations	49,126	45,803
Total liabilities	155,066	102,326
Commitments and contingencies (See Note 16)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at June 30, 2019 and December 31, 2018; 78,937,145 and 68,668,986 shares issued at June 30, 2019 and December 31, 2018, respectively; 77,264,225 and 66,996,066 shares outstanding at June 30, 2019 and December 31, 2018, respectively	79	69
Additional paid-in capital	697,285	591,064
Accumulated other comprehensive loss	(114)	(656)
Accumulated deficit	(510,980)	(443,716)
Less: treasury stock, at cost; 1,672,920 shares at June 30, 2019 and December 31, 2018	(7,406)	(7,406)
Total Athenex, Inc. stockholders' equity	178,864	139,355
Non-controlling interests	(11,657)	(10,586)
Total stockholders' equity	167,207	128,769
Total liabilities and stockholders' equity	$322,273	$231,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product sales, net	$22,033	$11,471	$47,196	$24,076
License fees and consulting revenue	105	91	210	25,182
Grant revenue	59	3	98	143
Total revenue	22,197	11,565	47,504	49,401
Costs and operating expenses:
Cost of sales	16,942	9,443	36,844	20,769
Research and development expenses	18,507	26,572	42,982	47,875
Selling, general, and administrative expenses	17,169	12,817	32,357	25,897
Total costs and operating expenses	52,618	48,832	112,183	94,541
Operating loss	(30,421)	(37,267)	(64,679)	(45,140)
Interest expense (income)	1,279	(368)	2,751	(595)
Loss before income tax expense (benefit)	(31,700)	(36,899)	(67,430)	(44,545)
Income tax expense (benefit)	405	51	905	(256)
Net loss	(32,105)	(36,950)	(68,335)	(44,289)
Less: net loss attributable to non-controlling interests	(74)	(91)	(1,071)	(132)
Net loss attributable to Athenex, Inc.	$(32,031)	$(36,859)	$(67,264)	$(44,157)
Unrealized (loss) gain on investment, net of income taxes	(83)	75	(80)	40
Foreign currency translation adjustment, net of income taxes	(446)	(641)	622	77
Comprehensive loss	$(32,560)	$(37,425)	$(66,722)	$(44,040)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 13)	$(0.44)	$(0.58)	$(0.96)	$(0.71)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 13)	73,114,392	63,310,219	70,079,771	62,487,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share data)

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2018	59,894,362	$60	$423,805	$(326,276)	$(146)	(1,672,920)	$(7,406)	$90,037	$685	$90,722
Sale of common stock, net of costs and discounts of $4,611	4,765,000	4	68,051	—	—	—	—	68,055	—	68,055
Stock-based compensation cost	—	—	2,161	—	—	—	—	2,161	—	2,161
Restricted stock expense	—	—	540	—	—	—	—	540	—	540
Stock options and warrants exercised	289,487	1	1,262	—	—	—	—	1,263	—	1,263
Net loss	—	—	—	(7,298)	—	—	—	(7,298)	(41)	(7,339)
Other comprehensive income, net of tax	—	—	—	—	683	—	—	683	—	683
Balance at March 31, 2018 (unaudited)	64,948,849	65	495,819	(333,574)	537	(1,672,920)	(7,406)	155,441	644	156,085
Stock-based compensation cost	—	—	3,081	—	—	—	—	3,081	—	3,081
Vesting of restricted stock	210,000	—	462	—	—	—	—	462	—	462
Stock options and warrants exercised	27,630	—	296	—	—	—	—	296	—	296
Research and development licensing fee satisfied with stock	107,181	—	2,000	—	—	—	—	2,000	—	2,000
Net loss	—	—	—	(36,859)	—	—	—	(36,859)	(91)	(36,950)
Other comprehensive loss, net of tax	—	—	—	—	(566)	—	—	(566)	—	(566)
Balance at June 30, 2018 (unaudited)	65,293,660	$65	$501,658	$(370,433)	$(29)	(1,672,920)	$(7,406)	$123,855	$553	$124,408

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2019	68,668,986	$69	$591,064	$(443,716)	$(656)	(1,672,920)	$(7,406)	$139,355	$(10,586)	$128,769
Stock-based compensation cost	—	—	1,693	—	—	—	—	1,693	—	1,693
Stock options exercised	49,632	—	278	—	—	—	—	278	—	278
Net loss	—	—	—	(35,233)	—	—	—	(35,233)	(997)	(36,230)
Other comprehensive income, net of tax	—	—	—	—	1,071	—	—	1,071	—	1,071
Balance at March 31, 2019 (unaudited)	68,718,618	69	593,035	(478,949)	415	(1,672,920)	(7,406)	107,164	(11,583)	95,581
Sale of common stock, net of costs of $54	10,033,362	10	100,309	—	—	—	—	100,319	—	100,319
Stock-based compensation cost	92,723	—	3,382	—	—	—	—	3,382	—	3,382
Stock options exercised	92,442	—	559	—	—	—	—	559	—	559
Net loss	—	—	—	(32,031)	—	—	—	(32,031)	(74)	(32,105)
Other comprehensive loss, net of tax	—	—	—	—	(529)	—	—	(529)	—	(529)
Balance at June 30, 2019 (unaudited)	78,937,145	$79	$697,285	$(510,980)	$(114)	(1,672,920)	$(7,406)	$178,864	$(11,657)	$167,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(68,335)	$(44,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,807	1,665
Stock-based compensation expense	5,075	6,244
Amortization of debt discount	513	—
Deferred rent expense	—	322
Gain on disposal of assets	—	(62)
Research and development license fees settled with convertible bond and stock	—	2,000
Deferred income taxes	486	(295)
Changes in operating assets and liabilities:
Receivables, net	3,387	3,330
Prepaid expenses and other assets	(25,310)	(4,259)
Inventories	1,548	(5,242)
Accounts payable and accrued expenses	43,056	2,557
Net cash used in operating activities	(37,773)	(38,029)
Cash flows from investing activities:
Purchase of property and equipment	(4,891)	(1,635)
Payments for licenses	(4,175)	—
Purchases of short-term investments	(43,461)	(71,090)
Sales and maturities of short-term investments	57,291	16,172
Net cash provided by (used in) investing activities	4,764	(56,553)
Cash flows from financing activities:
Proceeds from sale of stock	100,373	72,666
Proceeds from issuance of debt	3,649	—
Costs incurred related to the sale of stock	(54)	(4,611)
Proceeds from exercise of stock options	837	1,559
Repayment of finance lease obligations and long-term debt	(107)	(515)
Net cash provided by financing activities	104,698	69,099
Net increase (decrease) in cash, cash equivalents, and restricted cash	71,689	(25,483)
Cash, cash equivalents, and restricted cash, beginning of period	49,794	39,284
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	715	267
Cash, cash equivalents, and restricted cash, end of period	$122,198	$14,068
Supplemental cash flow disclosures
Interest paid	$2,471	—
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,174	$133
Cost of equity raise in accounts payable and accrued expenses	$—	$1,067
Common stock issued in lieu of licensing cash payment	$—	$2,000
Right-of-use assets recognized in exchange for new operating lease obligations	$583	$—

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

Athenex is a global biopharmaceutical company dedicated to the discovery, development and commercialization of novel therapies for the treatment of cancer. The Company’s mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. The Company’s current clinical pipeline is derived from Orascovery, Src Kinase Inhibition, T-cell receptor-engineered T-cells (TCR-T), and Arginine deprivation therapy research platforms. The Company has assembled a leadership team and has established global operations across the pharmaceutical value chain to execute its mission to become a global leader in bringing innovative cancer treatments to the market and improve health outcomes. The Company’s primary activities since inception have been conducting research and development activities through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting preclinical and clinical testing, recruiting personnel, identifying and evaluating additional drug candidates for potential in-licensing or acquisition, and raising capital to support development activities. The Company also conducts commercial sales of specialty products through its wholly-owned subsidiary, Athenex Pharmaceutical Division (“APD”), and 503B products through its wholly-owned subsidiary, Athenex Pharma Solutions (“APS”).

Follow-On Offering

In January 2018, the Company completed an underwritten public offering of 4,300,000 shares of its common stock. The Company granted the underwriters a 30-day option to purchase up to an additional 645,000 shares of common stock. In February 2018, the underwriters partially exercised their option, purchasing an additional 465,000 shares of common stock. All shares were offered by the Company at a price of $15.25 per share. The aggregate net proceeds were $68.1 million, net of underwriting discounts and commissions and offering expenses of $4.6 million.

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

Private Placement

On May 7, 2019, the Company closed a private placement with Perceptive Life Sciences Master Fund, Ltd., Avoro Capital Advisors (formerly known as venBio Select Fund LLC), OrbiMed Partners Master Fund Limited and the Biotech Growth Trust PLC(combined known as OrbiMed), (collectively, the “Investors”), pursuant to which the Company sold an aggregate of 10 million shares of its common stock to the Investors at a purchase price of $10.0 per share for aggregate gross proceeds of $100.0 million, before deducting offering expenses. These shares were subsequently registered with the Securities and Exchange Commission on July 23, 2019.

Significant Risks and Uncertainties

The Company has incurred operating losses since its inception and, as a result, as of June 30, 2019 and December 31, 2018 had an accumulated deficit of $511.0 million and $443.7 million, respectively. As of June 30, 2019, the Company had $165.9 million of cash, cash equivalents, restricted cash, and short-term investments. Operations have been funded primarily through the sale of common stock and, to a lesser extent, from convertible bond financing, a senior secured loan, revenue, and grant funding. The Company will require significant additional funds to conduct clinical trials and to fund its operations. There can be no assurances, however, that additional funding will be available on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. The Company believes that it will be able to obtain additional working capital through equity financings or other arrangements to fund operations, including additional public offerings; however, there can be no assurance that such additional financing, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, the Company will need to reevaluate future operating plans and might delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company has a senior secured loan agreement which contains various covenants. A breach of any of these covenants could result in a default. If a default under this loan agreement is not cured or waived, the default could result in the acceleration of debt, which could require the Company to repurchase or repay the debt in full prior to the date it is otherwise due. If the Company defaults, the lender may seek repayment through the Company’s subsidiary guarantors or by executing on the security interest granted pursuant to the loan agreement.

The Company is subject to a number of risks similar to other biopharmaceutical companies, including, but not limited to, the lack of available capital, possible failure of preclinical testing or clinical trials, inability to obtain marketing approval of product candidates, competitors developing new technological innovations, unsuccessful commercialization strategy and launch plans for its proprietary drug candidates, market acceptance of the Company’s products, and protection of proprietary technology. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate sufficient product revenue and might not, if ever, achieve profitability and positive cash flow.

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

Results of the operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019.

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

Leases

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) on a modified retrospective basis and did not restate comparative periods as permitted under the transition guidance. The Company elected the package of practical expedients as permitted, which carries forward the Company’s assessments prior to the date of initial application with respect to lease classifications, initial direct costs as well as whether an existing contract contains a lease. The Company recognizes operating leases with terms greater than one year as right-of-use (ROU) assets and lease liabilities on its condensed consolidated balance sheet. The Company’s finance leases are included in property and equipment, net and long-term debt and finance lease obligations on the condensed consolidated balance sheet.  A majority of the Company’s operating leases are for real estate properties used in operations located in the U.S. and Asia.  The Company’s finance leases are for manufacturing equipment in the U.S.

ROU assets and lease liabilities are recognized based on the present value of the future lease payments over the contractual terms of the operating leases. The Company uses its incremental borrowing rate based on the information available at the date of initial adoption in determining the present value of the future lease payments. The Company uses the stated rate per each lease agreement in determining the finance lease liabilities.  Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. The lease liabilities and ROU asset are amortized over the term of the lease with operating lease expenses being recognized on a straight-line basis over the lease terms.

The Company elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for short-term leases.

Concentration of Credit Risk, Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company deposits its cash equivalents in interest-bearing money market accounts and invests in highly liquid U.S. treasury notes, commercial paper and corporate bonds. The Company deposits its cash with multiple financial institutions. Cash balances exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating. The Company also has significant assets and liabilities held in its overseas manufacturing facility, and research and development facility in China, and therefore is subject to foreign currency fluctuation.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)," which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to recognize a ROU asset representing the right to use the underlying asset over the lease term and lease liability on the balance sheet for all leases with a term longer than 12 months. Lease obligations are to be measured at the present value of lease payments and accounted for using the effective interest method. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. For finance leases, the leased asset is depreciated on a straight-line basis and recorded separately from the interest expense in the income statement resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. The ASU requires that assets and liabilities be presented or disclosed separately and classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. In July 2018, the FASB issued new guidance that provided for a new optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to opening retained earnings. Under this approach, comparative periods are not restated.

The Company adopted the new lease standard on January 1, 2019 and used the effective date as the date of initial application. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. The Company also elected the single component practical expedient, which requires the Company, by class of underlying asset, not to allocate the total consideration to the lease and nonlease components based on their relative stand-alone selling prices. This single component practical expedient requires the Company to account for the lease component and nonlease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. In preparation for adoption of the standard, the Company implemented internal controls to enable the preparation of financial information. The standard had a material impact on its consolidated balance sheet, with no material impact on its consolidated statement of operations and comprehensive loss. On the adoption date, the Company recognized $9.8 million of operating lease ROU assets, $11.9 million of operating lease liabilities, and derecognized its existing deferred rent balance of $2.1 million.

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

3. Restricted Cash

The Company’s restricted cash balance of $25.5 million as of June 30, 2019 consisted of $25.0 million of secured deposits held in a designated bank account for the issuance of an irrevocable standby letter of credit with an expiration date of December 15, 2019 related to a milestone payment arrangement pursuant to the license agreement between the Company and Almirall S.A., and $0.5 million of restricted cash deposits as security.

4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials and purchased parts	$3,124	$4,092
Work in progress	3,118	3,166
Finished goods	20,997	21,529
Total inventories	$27,239	$28,787

5. Intangible Assets, net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	June 30, 2019
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets:
Licenses	$8,935	$2,808	$—	$6,127
Polymed customer list	1,593	1,037	—	556
Polymed technology	3,712	1,171	—	2,541
Product rights	530	296	—	234
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	718	—	—	718
Effect of currency translation adjustment	(407)	—	—	(407)
Total intangible assets, net	$15,081	$5,312	$—	$9,769

	December 31, 2018
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$8,935	$2,060	$—	$6,875
Polymed customer list	1,593	938	—	655
Polymed technology	3,712	999	—	2,713
Product rights	530	263	—	267
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	1,026	—	298	728
Effect of currency translation adjustment	(390)	—	—	(390)
Total intangibles, net	$15,406	$4,260	$298	$10,848

As of June 30, 2019, licenses at cost include an Orascovery license of $0.4 million, licenses purchased from Gland Pharma Limited (“Gland”) of $4.3 million, and a license purchased from MAIA Pharmaceuticals, Inc. (“MAIA”) for $4.0 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase.  The license purchased from MAIA is being amortized over a period of 7 years, the remaining life of the license agreement at the time of purchase.

The remaining intangible assets were acquired in connection with the acquisitions of APS (formerly known as QuaDPharma), Polymed Therapeutics, Inc. (“Polymed”), and Comprehensive Drug Enterprises (“CDE”). Intangible assets are amortized using an economic consumption model over their useful lives. The APS customer list is being amortized on a straight-line basis over 7 years. The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. The CDE in-process research and development, (“IPR&D”), will not be amortized until the related projects are completed. IPR&D will be tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). No impairment charges were recorded during the six months ended June 30, 2019. The weighted-average useful life for all intangible assets was 7.6 years as of June 30, 2019.

The Company recorded $0.5 million and $0.4 million of amortization expense for the three-month periods ended June 30, 2019 and 2018, respectively, and $0.9 million and $0.8 million of amortization expense for the six-month periods ended June 30, 2019 and 2018, respectively.

6. Fair Value Measurements

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, an equity investment, accounts receivable, accounts payable, accrued liabilities, and debt. Short-term investments and the equity investment are stated at fair value. Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

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

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2019 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$5,103	$5,103	$—	$—
Short-term investments - U.S. government bonds	17,462	—	17,462	—
Short-term investments - commercial paper	29,461	—	29,461	—
Financial assets included within short-term investments
Short-term investments - commercial paper	43,453	—	43,453	—
Available-for-sale investment	265	265	—	—
Total assets	$95,744	$5,368	$90,376	$—

	Fair Value Measurements at December 31, 2018 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$25	$25	$—	$—
Short-term investments - commercial paper	5,396	—	5,396	—
Financial assets included within short-term investments
Short-term investments - commercial paper	36,544	—	36,544	—
Short-term investments - corporate notes	16,699	—	16,699	—
Short-term investments - U.S. government bonds	3,998	—	3,998	—
Available-for-sale investment	388	388	—	—
Total assets	$63,050	$413	$62,637	$—

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

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange. As of June 30, 2019 and December 31, 2018, the Company’s investment in PharmaEssentia was valued at the reported closing price. This investment is classified as a Level 1 investment and is recorded as an available-for-sale investment within short-term investments on the Company’s condensed consolidated balance sheet.

7. Acquisitions

CIDAL

On June 27, 2019, the Company entered into a definitive asset purchase agreement with CIDAL Limited (“CIDAL”), which was formed under the laws of the British Virgin Islands, a contract research organization with headquarters in Guatemala and operations in various countries in Latin America, whereby the Company will acquire certain assets and assume certain liabilities in exchange for approximately 45,000 shares of the Company’s common stock, subject to certain adjustments at closing, assumed liabilities, and milestone payments of up to an aggregate of 67,796 shares of our common stock upon the achievement of certain developmental and regulatory milestones through the third quarter of 2021. The acquisition is expected to strengthen the Company’s clinical research and operations capabilities and support its clinical development worldwide. The Company expects to account for the asset purchase using the acquisition method of accounting and accordingly, the identifiable assets acquired, and liabilities assumed will be recorded based upon management’s estimates of current fair values as of the acquisition date.     The purchase price allocation is expected to result in approximately $1.4 million of goodwill. The acquisition had not closed as of June 30, 2019 and is subject to customary closing conditions.

AXIS

On June 29, 2018, the Company entered into a Share Subscription Agreement (“SSA”) for Axis Therapeutics (“Axis”), a subsidiary of the Company jointly owned by the Company and Xiangxue Life Sciences Limited (“XLifeSc”). Under the SSA, the Company contributed $30.0 million cash for a 55% ownership interest in Axis and XLifeSc contributed a license for IPR&D of certain immunotherapy technology for a 45% ownership interest in Axis. Also, on June 29, 2018, through a license agreement entered into between XLifeSc and Axis, XLifeSc granted Axis an exclusive, sublicensable worldwide (excluding mainland China) right and license to use its proprietary TCR-engineered T Cell therapy to develop and commercialize products for oncology indications (“TCR-T License”). Upon effectiveness of the TCR-T License and satisfaction of certain conditions of the license agreement, the Company issued 267,952 shares of its common stock equal to $5.0 million to XLifeSc as an upfront payment by Axis. On September 14, 2018, the Company completed the $30.0 million cash injection to Axis and all the closing conditions under the SSA were fulfilled.

The Company has consolidated the financial statements of Axis into its condensed consolidated financial statements as of and for the six months ended June 30, 2019 and as of and for the year ended December 31, 2018 using the voting interest model. The nonmonetary exchange of 45% of the shares of Axis for the IPR&D from XLifeSc has been accounted for as an asset acquisition that does not constitute a business under ASC 805. Therefore, the acquisition of IPR&D was expensed as research and development expense at its fair value. The Company determined that the fair value of the equity issued to XLifeSc was $24.5 million, considering the $30.0 million contribution made by the Company for its 55% ownership interest and the arms-length nature of the transaction. Accordingly, the Company recorded an expense of $24.5 million within research and development expenses on its consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued wages and benefits	$5,188	$5,061
Accrued clinical expenses	1,987	2,653
Accrued operating expenses	5,298	8,128
Deferred revenue	20,155	190
Accrued R&D licensing fees	506	4,827
Accrued tax withholdings	201	—
Accrued selling fees and rebates	962	423
Accrued construction costs	40,827	16,436
Total accrued expenses	$75,124	$37,718

The accrued construction costs relate to the building of the manufacturing facility in Dunkirk, NY. Of this amount, the Company expects $39.9 million to be reimbursed by New York State. This amount is recorded within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of June 30, 2019. $20.0 million of the deferred revenue relates to a milestone payment received in connection with an out-license agreement; see Note 15 – Revenue Recognition for additional details.

9. Income Taxes

The Company did not record a provision for federal income taxes for the six months ended June 30, 2019 because it expects to generate a loss for the year ending December 31, 2019 and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance. Tax expense to date is the result of recording a valuation allowance against the deferred tax asset related to foreign tax benefits on losses in the People’s Republic of China (“PRC”).

10. Debt and Lease Obligations

Debt

The Company’s debt as of June 30, 2019 and December 31, 2018, consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Current portion of mortgage	$770	$779
Current portion of bank loan	727	—
Current portion of finance and capital lease obligation	188	182
Current portion of operating lease obligation	2,923	—
Long-term portion of finance and capital lease obligation	326	422
Long-term portion of operating lease obligation	7,996	—
Chongqing Maliu Credit Agreement	2,905	—
Senior secured loan, net of debt discount and financing fees of $4,105 and $4,619, respectively	45,895	45,381
Total	$61,730	$46,764

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

During the second quarter of 2019, the Company entered into a credit agreement which amended the existing partnership agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), for a Renminbi ¥50.0 million line of credit to be used for the construction of the new active pharmaceutical ingredient (“API”) plant in China. The Company is required to repay the principal amount with accrued interest within three years after the plant receives the U.S. Current Good Manufacturing Practices (“cGMP”) certification, with 20% of the total loan with accrued interest is due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount. As of June 30, 2019, the balance due to CQ was $2.9 million.

Lease Obligations

The Company has operating leases for office and manufacturing facilities in several locations in the U.S. and Asia and has three finance leases for manufacturing equipment used in its facilities near Buffalo, NY.  The components of lease expense are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$793	$1,571
Finance lease cost:
Amortization of assets	14	26
Interest on lease liabilities	8	17
Total net lease cost	$815	$1,614

The Company has elected to exclude short-term leases from its operating lease ROU assets and lease liabilities. Lease costs for short-term leases were not material to the financial statements for the three months ended June 30, 2019. Variable lease costs for the three and six months ended June 30, 2019 were not material to the financial statements.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

June 30, 2019
Operating leases:
Operating lease ROU assets, net	$8,983

Current operating lease liabilities	$2,923
Long-term operating lease liabilities	7,996
Total operating lease liabilities	$10,919

Finance leases:
Property and equipment, at cost	$660
Accumulated amortization, net	(26)
Property and equipment, net	$634

Current obligations of finance leases	$188
Long-term portion of finance leases	326
Total finance lease obligations	$514

Weighted average remaining lease term (in years):
Operating leases	5.93
Finance leases	2.86

Weighted average discount rate:
Operating leases	13.0%
Finance leases	5.9%

Supplemental cash flow information related to leases is as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amount included in the measurements of lease liabilities:
Operating cash flows from operating leases	$1,657
Operating cash flows from finance leases	17
Financing cash flows from finance leases	90

ROU assets recognized in exchange for new operating lease obligations	$583

Future minimum payments and maturities of leases is as follows (in thousands):

Year ending December 31:	Operating Leases	Finance Leases
2019 (remaining six months)	$1,686	$107
2020	2,958	214
2021	2,534	214
2022	2,355	21
2023	2,095	—
Thereafter	3,952	—
Total lease payments	15,580	556
Less: Imputed interest	(4,661)	(42)
Total lease obligations	10,919	514
Less: Current obligations	(2,923)	(188)
Long-term lease obligations	$7,996	$326

11. Related Party Transactions

During the six months ended June 30, 2019 and 2018, the Company entered into transactions with individuals and companies that have financial interests in the Company. Related party transactions included the following:

a.

In 2015, CDE signed an agreement with Avalon BioMedical (Management) Limited and its subsidiaries (“Avalon”) under which Avalon would receive certain administrative services and would occupy space at CDE’s research location. Avalon would reimburse CDE for these administrative services as incurred and pay CDE a percentage of the total rent payment based on its staff headcount occupying the Hong Kong research and development facility (See Note 16—Commitments and Contingencies). Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of June 30, 2019 and December 31, 2018, Avalon held 786,061 shares of the Company’s common stock, which represented approximately 1% of the Company’s total issued shares for both periods. Balances due from Avalon recorded on the condensed consolidated balance sheets were not significant.

In June 2018, the Company entered into two in-licensing agreements with Avalon wherein the Company obtained certain intellectual property from Avalon in an effort to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees and future milestone payments and sales-based royalties. During the six months ended June 30, 2019, the Company recorded $5.5 million of upfront fees, consisting of $3.5 million in cash and $2.0 million in equity, as research and development expense on its condensed consolidated statement of operations and comprehensive loss.  During the three months ended June 30, 2019 and 2018, no fees were paid to Avalon in connection with the license agreements.

In June 2019, the Company entered into an agreement whereby Avalon will hold a 90% ownership interest and the Company will hold a 10% ownership interest of the newly formed entity under the name Nuwagen Limited (“Nuwagen”), incorporated under the laws of Hong Kong. Nuwagen is principally engaged in the development and commercialization of herbal medicine products for metabolic, endocrine, and other related indications. The Company will contribute nonmonetary assets in exchange for the 10% ownership interest. The Company will not consolidate Nuwagen under the voting model but will record its interest as an investment under the cost method. As of June 30, 2019, the Company had not yet recorded the investment since the deal has not completed the closing process.

b.

The Company earns consulting and licensing revenue from PharmaEssentia, an entity in which the Company has an investment classified as available-for-sale (see Note 6—Fair Value Measurements). Revenue and cost-sharing funds received from PharmaEssentia amounted to $0.3 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively.

c.

The Company receives certain clinical development services from ZenRx Limited and its subsidiaries (“ZenRx”), a company for which one of the Company’s executive officers serves on the board of directors. In connection with such services, the Company made payments to ZenRx of $0.3 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively.  In April 2013, the Company entered into a license agreement with ZenRx pursuant to which the Company granted an exclusive, sublicensable license to use certain of the Company’s intellectual property to develop and commercialize oral irinotecan and encequidar, and oral paclitaxel and encequidar in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound, but only for use in oral irinotecan and encequidar and oral paclitaxel and encequidar. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement. No revenue was earned from this license agreement in the periods presented in these consolidated financial statements.

d.	Certain family members of executives perform consulting services to the Company. Such services were not significant to the condensed consolidated financial statements.

12. Stock-Based Compensation

Common Stock Option Plans

The Company has four equity compensation plans, adopted in 2017, 2013, 2007 and 2004 (the “Plans”) which authorize the grant of up to 16,000,000 shares of common stock to employees, directors, and consultants. On May 23, 2019, the board of directors approved the amendment and restatement of the 2017 Omnibus Incentive Plan, which increases the number of shares available for issuance under the 2017 plan by up to 500,000 shares, subject to the approval of the Company’s stockholders at the Company’s 2020 annual meeting of stockholders. Additionally, on June 14, 2017, the Company adopted its 2017 Employee Stock Purchase Plan (the “ESPP”), which authorizes the issuance of up to 1,000,000 shares of common stock for future issuances to eligible employees.

Stock Options

The total fair value of stock options vested and recorded as compensation expense during the three months ended June 30, 2019 and 2018, and six months ended June 30, 2019 and 2018 was $2.1 million, $3.1 million, $3.8 million, and $5.2 million, respectively. As of June 30, 2019, $12.9 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.6 years. The total intrinsic value of options exercised was approximately $1.0 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans to employees, directors, and consultants (in thousands, except stock option amounts and exercise price):

	Stock Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,687,650	$8.51	6.87	$44,688
Granted	865,000	13.13	—	—
Exercised	(142,074)	6.35	—	—
Forfeited and expired	(159,660)	13.82	—	—
Outstanding at June 30, 2019	11,250,916	$8.81	6.39	$123,620
Vested and exercisable at June 30, 2019	8,512,399	$7.08	5.34	$108,274

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding a number of highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model during the periods indicated:

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Weighted average grant date fair value	$8.03	$9.83
Expected dividend yield	—%	—%
Expected stock price volatility	64%	59%
Risk-free interest rate	2.61%	2.58%
Expected life of options (in years)	6.3	6.1

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading or the last trading day of the offering period. The current offering period extends from December 1, 2018 to June 30, 2019. The Company expects to offer six-month offering periods after the current period. The 2017 Plans reserved 1,000,000 shares of common stock for issuance under the ESPP. Stock-based compensation related to the ESPP amounted to $0.1 million and less than $0.1 for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and less than $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$2,108	$3,081	$3,801	$5,242
Restricted stock expense	—	462	—	1,002
Stock grants to officers and employees	1,106	—	1,106	—
Employee stock purchase plan	83	—	168	—
Total stock-based compensation expense	$3,297	$3,543	$5,075	$6,244
Cost of sales	$64	$56	$128	$100
Research and development expenses	914	714	1,505	1,227
Selling, general, and administrative expenses	2,319	2,773	3,442	4,917
Total stock-based compensation expense	$3,297	$3,543	$5,075	$6,244

13. Net Loss per Share Attributable to Athenex, Inc. Common Stockholders

Basic net loss per share is calculated by dividing net loss attributable to Athenex, Inc. common stockholders by the weighted-average number of common shares issued, outstanding, and vested during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents for the period using the treasury-stock method. For the purposes of this calculation, warrants to purchase common stock and stock options are considered common stock equivalents but are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and other common stock equivalents	11,447,877	11,055,600	11,184,541	10,481,037
Unvested restricted shares	—	205,000	—	222,500
Total potential dilutive shares	11,447,877	11,260,600	11,184,541	10,703,537

14. Business Segment, Geographic, and Concentration Risk Information

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

Oncology Innovation Platform—This operating segment performs research and development on certain of the Company’s proprietary drugs, from the preclinical development of its chemical compounds, to the execution and analysis of its several clinical trials. This segment focuses specifically on Orascovery and Src Kinase Inhibition research platforms, and TCR-T Immunotherapy and Arginine Deprivation Therapy. This segment performs research in the United States, Taiwan, Hong Kong, mainland China, and United Kingdom.

Global Supply Chain Platform—This operating segment includes APS and Polymed. APS is a contract manufacturing company that provides small to mid-scale cGMP manufacturing of clinical and commercial products for pharmaceutical and biotech companies and for the internal supplies to the clinical studies and commercial development of the Company’s proprietary drugs. APS also performs microbiological and analytical testing for raw material and formulated products and has expanded and begun to manufacture and sell pharmaceutical products under Section 503B of the Compounding Quality Act within the Federal Food, Drug & Cosmetic Act (“FDCA”). Polymed markets and sells API and medical devices in North America, Europe, and Asia from its locations in Texas and China. Polymed also develops new compounds and processing techniques, and manufactures API at Taihao, a cGMP facility in Chongqing, China.

Commercial Platform—This operating segment includes APD, which focuses on the manufacturing, distribution, and sales of specialty pharmaceuticals. This segment provides services and products to external customers based mainly in the United States.

The Company’s Oncology Innovation Platform segment operates and holds long-lived assets located in the United States, Taiwan, Hong Kong, mainland China, and United Kingdom. The Global Supply Chain Platform segment operates and holds long-lived assets located in the United States and China. The Commercial Platform segment operates and holds long-lived assets located in the United States. For geographic segment reporting, product sales have been attributed to countries based on the location of the customer.

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue:
Oncology Innovation Platform	$163	$184	$307	$25,415
Global Supply Chain Platform	11,407	5,772	22,745	10,899
Commercial Platform	11,597	6,997	26,273	15,691
Total revenue for reportable segments	23,167	12,953	49,325	52,005
Intersegment revenue	(970)	(1,388)	(1,821)	(2,604)
Total consolidated revenue	$22,197	$11,565	$47,504	$49,401

Intersegment revenue eliminated in the above table reflects sales from the Global Supply Chain Platform to the Oncology Innovation Platform.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue by product group:
API sales	$3,830	$3,206	$8,661	$5,848
Medical device sales	—	435	—	1,020
Contract manufacturing revenue	38	154	289	395
Commercial product sales	18,165	7,676	38,246	16,813
License fees	—	—	—	25,000
Consulting revenue	105	91	210	182
Grant revenue	59	3	98	143
Total consolidated revenue	$22,197	$11,565	$47,504	$49,401

Intersegment revenue is recorded by the selling segment when it is realized or realizable and all revenue recognition criteria are met. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to Athenex, Inc.:
Oncology Innovation Platform	$(29,792)	$(29,856)	$(57,395)	$(28,347)
Global Supply Chain Platform	313	(4,122)	(454)	(10,691)
Commercial Platform	(2,552)	(2,881)	(9,415)	(5,119)
Total consolidated net loss attributable to Athenex, Inc.	$(32,031)	$(36,859)	$(67,264)	$(44,157)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total depreciation and amortization:
Oncology Innovation Platform	$210	$175	$399	$331
Global Supply Chain Platform	325	527	636	845
Commercial Platform	393	245	772	489
Total consolidated depreciation and amortization	$928	$868	$1,807	$1,665

	June 30	December 31,
	2019	2018
Total assets:
Oncology Innovation Platform	$219,746	$135,878
Global Supply Chain Platform	67,085	58,816
Commercial Platform	35,442	36,401
Total consolidated assets	$322,273	$231,095

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue:
United States	$18,160	$7,944	$38,495	$17,846
Spain	—	—	—	25,000
India	605	481	1,382	1,443
Austria	1,773	1,632	3,947	2,875
China	889	962	1,275	1,610
United Kingdom	—	—	1,023	—
Other foreign countries	770	546	1,382	627
Total consolidated revenue	$22,197	$11,565	$47,504	$49,401

	June 30,	December 31,
	2019	2018
Total property and equipment, net:
United States	$9,085	$6,549
China	7,221	4,898
Total consolidated property and equipment, net	$16,306	$11,447

Customer revenue and accounts receivable concentration amounted to the following for the identified periods. These customers relate to the Commercial Platform segment and the Global Supply Chain Platform segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Percentage of total revenue by customer:
Customer A	19%	25%	21%	14%
Customer B	18%	11%	15%	8%
Customer C	7%	15%	14%	7%
Customer D	—	—	—	51%

	June 30,	December 31,
	2019	2018
Percentage of total accounts receivable by customer:
Customer A	27%	18%
Customer B	12%	16%
Customer C	6%	12%

15. Revenue Recognition

The Company records revenue in accordance with ASC, Topic 606 “Revenue from Contracts with Customers.” Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue (See Note 14 – Business Segment, Geographic, and Concentration Risk Information).

1.	Oncology Innovation Platform

License fees and consulting revenue

The Company out-licenses certain of its intellectual property (“IP”) and provides related consulting services to pharmaceutical companies in specific territories that allow the customer to use, develop, commercialize, or otherwise exploit the licensed IP. In accordance with Topic 606, the Company analyzes each of its out-licensing contracts with customers to identify each of the performance obligations within the contract. Each out-license contains multiple performance obligations. The Company has determined that each of its out-license agreements with customers are classified as functional licenses and are capable of being distinct, because the IP that is licensed carries standalone value and is not expected to be altered through the life of the agreement. Therefore, for each of its out-licensing agreements, the Company has determined that the execution of the license and delivery of the IP to the licensee is distinct from the other performance obligations identified in the arrangement within the context of the contract. The Company has considered the development services it is required to perform and determined that these services do not modify the license to the IP delivered. Also, the Company does not deem the license and the development services to be interdependent. As such, the Company records revenue at a point-in-time for its out-licensing if any of the transaction price is allocated to the obligation, including up-front licensing fee payments. The Company’s classification of each out-license as such requires significant judgment to be used by management. The Company considers the economic and regulatory characteristics of the licensed IP to determine if it has standalone value on the date of the licensing, which would make the licensing distinct and dictate that the Company recognizes any transaction price allocated to the license performance obligation at a point-in-time.  Revenue recognized at a point-in-time for the execution of a distinct licensing of IP amounted to $0 for both the three months ended June 30, 2019 and 2018, and $0 and $25.0 million for the six months ended June 30, 2019 and 2018, respectively.

Other performance obligations included in the Company’s out-licensing agreements include reaching milestone development and regulatory events by performing research and development activities over the licensed IP. The Company reached a milestone event during the six months ended June 30, 2019. The Company considered the milestones to be variable consideration, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company has determined that milestone performance obligations are satisfied at a point-in-time. Certain out-licensing agreements include performance obligations to manufacture and provide drug product in the future for commercial sale when the licensed product is approved. For the commercial development milestones, the consideration in exchange for the license of the Company’s IP is contingent on the customer’s subsequent sales to another commercial customer. Consequently, the sales- or usage-based royalty exception would apply. Revenue will be recognized for the commercial development milestones as the underlying sales occur. To date, the Company has not satisfied any of these performance obligations as none of its drugs have been approved by the regulatory agencies in any of the licensed territories.

In addition to the multiple performance obligations, the Company’s out-licensing agreements include variable pricing. After the performance obligations are identified, the Company determines each portion of the transaction price, which generally includes upfront fees, milestone payments, and royalty payments. The Company begins by allocating the payments set forth in the agreement to the performance obligation to which the consideration is related. Then, the Company considers whether or not that transaction price is fixed, variable, or subject to return. If any portion of the transaction price is constrained by more than one performance obligation, the Company allocated that portion of the transaction price to the performance obligation that will be satisfied later and will not recognize revenue until it is fully satisfied and the constraint on the transaction price no longer exists. There are no other significant methods employed to allocate the transaction price to performance obligations in a contract. The Company exercises significant judgment when allocating the variable transaction prices to the proper performance obligations, considering if any of those payments are refundable or are contingent on any future events.  The Company did not use any other significant judgments related to out-licensing revenue during the six months ended June 30, 2019 and 2018.

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

The Company’s Global Supply Chain Platform manufactures API for use internally in its research and development and clinical studies and for sale to pharmaceutical customers globally. The Company also generates revenue on this platform, by providing small to mid-scale cGMP manufacturing of clinical and commercial products for pharmaceutical and biotech companies and selling pharmaceutical products under 503B regulations set forth by the Food and Drug Administration (“FDA”).

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

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Sales are initially recorded at the list price sold to the wholesaler. Because these prices will be reduced for the end-user, the Company records a contra asset in accounts receivable and a reduction to revenue at the time of the sale, using the difference between the list price and the estimated end-user contract price. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user and such chargeback is offset against the initial estimated contra asset. The significant estimates inherent in the initial chargeback provision relate to wholesale units pending chargeback and to the ultimate end-user contract selling price. The Company bases the estimate for these factors on product-specific sales and internal chargeback processing experience, as well as estimated wholesaler inventory stocking levels. The Company also offers cash discounts, which approximate 2.0% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. The Company expects that its wholesale customers will make prompt payments to take advantage of the cash discounts and expects customers to use their right of return. Therefore, at the time of sale, product revenue and accounts receivable are reduced by the full amount of the discount offered and the return expected. As of June 30, 2019 and December 31, 2018, the Company’s total provision for chargebacks and other deductions totaled $11.1 million and $12.2 million, respectively, included as a reduction of accounts receivable. The Company’s total expense for chargebacks and other deductions was $20.1 million and $6.6 million for the three months ended June 30, 2019 and 2018, respectively, and $39.5 million and $12.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer.

	For the Three Months Ended June 30, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$6,563	$11,597	$18,160
India	—	605	—	605
Austria	—	1,773	—	1,773
China	163	726	—	889
Other foreign countries	—	770	—	770
Total revenue	$163	$10,437	$11,597	$22,197

	For the Three Months Ended June 30, 2018
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$947	$6,997	$7,944
India	—	481	—	481
Austria	—	1,632	—	1,632
China	184	778	—	962
Other foreign countries	—	546	—	546
Total revenue	$184	$4,384	$6,997	$11,565

	For the Six Months Ended June 30, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$12,222	$26,273	$38,495
India	—	1,382	—	1,382
Austria	—	3,947	—	3,947
China	307	968	—	1,275
United Kingdom	—	1,023	—	1,023
Other foreign countries	—	1,382	—	1,382
Total revenue	$307	$20,924	$26,273	$47,504

	For the Six Months Ended June 30, 2018
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$2,155	$15,691	$17,846
India	—	1,443	—	1,443
Austria	—	2,875	—	2,875
China	415	1,195	—	1,610
Spain	25,000	—	—	25,000
Other foreign countries	—	627	—	627
Total revenue	$25,415	$8,295	$15,691	$49,401

The Company also disaggregates its revenue by product group which can be found in Note 14 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers. The Company has not recorded any contract assets from contracts with customers.

	June 30, 2019	December 31, 2018
	(In Thousands)
Accounts receivable, gross	$21,422	$26,061
Chargebacks and other deductions	(11,691)	(13,101)
Allowance for doubtful accounts	(167)	(9)
Accounts receivable, net	$9,564	$12,951
Deferred revenue	20,155	190
Total contract liabilities	$20,155	$190

The following tables illustrate accounts receivable balances by reportable segments.

	June 30, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$—	$5,002	$16,420	$21,422
Allowance for doubtful accounts, chargebacks, and other deductions	—	(152)	(11,706)	(11,858)
Accounts receivable, net	$—	$4,850	$4,714	$9,564

	December 31, 2018
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$—	$7,814	$18,247	$26,061
Allowance for doubtful accounts, chargebacks, and other deductions	—	(9)	(13,101)	(13,110)
Accounts receivable, net	$—	$7,805	$5,146	$12,951

As of June 30, 2019, $20.0 million of the deferred revenue balance relates to a license milestone payment received pursuant to an agreement held by the Oncology Innovation Platform and $0.2 million relates to customer deposits made by customers of the Global Supply Chain Platform and is included within accrued expenses on the condensed consolidated balance sheet. Upon the delivery and acceptance of certain clinical trial data by the customer, the Company will recognize revenue of $20.0 million and upon the delivery of certain drug product, the Company will recognize revenue of $0.2 million. The performance obligations to which this consideration was allocated was not satisfied as of June 30, 2019 and therefore, no revenue was recognized upon receipt of the milestone payment. The Company will recognize this amount as revenue when the underlying performance obligation is satisfied.

As of December 31, 2018, the $0.2 million contract liability related to customer deposits made by customers of the Global Supply Chain Platform. The Company satisfied its performance obligations allocated to these contract liabilities during the six months ended June 30, 2019.

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

16. Commitments and Contingencies

Future minimum payments under the non-cancelable operating lease consists of the following as of December 31, 2018 (in thousands):

Year ending December 31:	Minimum payments
2019	$2,943
2020	2,466
2021	2,040
2022	1,902
2023	1,675
Thereafter	3,099
$14,125

Legal Proceedings

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. These claims could include assertions that the Company’s products infringe existing patents or claims that the use of its products has caused personal injuries. The Company intends to vigorously defend any such litigation that may arise under all defenses that would be available. Regardless of the outcome, litigation can have an adverse impact on the Company because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors.

Vasopressin (Generic version of Vasostrict®)

On August 13, 2018, APS and APD, our wholly-owned subsidiaries, filed a complaint for declaratory judgment against Par Pharmaceuticals, Inc., Par Sterile Products, LLC and Endo Par Innovation Company, LLC (together, “Par”) in the United States District Court for the Western District of New York (the “Court”), seeking a declaratory judgment from the Court that our compounded vasopressin drug products in ready-to-use form do not infringe on patents that Par has with respect to its Vasostrict® product and that Par’s patents are invalid. On October 22, 2018, Par filed a motion to dismiss the complaint on the basis that the Court does not have subject matter jurisdiction. On July 9, 2019, the Court ordered dismissal of our complaint for lack of subject matter jurisdiction, finding that considering the totality of circumstances, we did not adequately allege that an actual controversy existed between the parties at the time the lawsuit was filed. We do not intend to appeal this dismissal. While Par has not alleged that our compounded vasopressin infringes any of its patents, Par could do so by commencing an infringement lawsuit against us. If such an infringement lawsuit were brought and a court ruled for Par, Athenex could be enjoined from further production of compounded vasopressin within in the United States and sale of compounded vasopressin in or from the United States and for payment of damages to Par for U.S. manufacture or sale of compounded vasopressin that has already taken place.

In addition, on August 13, 2018, APS and APD filed a motion to intervene and seek the dismissal of Par Sterile Products, LLC’s and Endo Par Innovation Company, LLC’s complaint against the FDA and certain governmental officials in the United States District Court for the District of Columbia (the “DC Court”). Our motion to intervene was granted.  These two Par entities have sought declaratory and injunctive relief, including a preliminary injunction, against FDA and certain governmental officials that: (i) vasopressin be delisted from Category 1 of FDA’s list of bulk drug substances under evaluation pursuant to Section 503B of the FDCA, (ii) the expansion of FDA’s enforcement discretion to Category 1 substances, be enjoined; and (iii) that FDA be enjoined from authorizing the compounding of vasopressin under Section 503B of the FDCA. We and FDA filed motions for judgment on the pleadings. On February 7, 2019, before resolving the above pending motions, the DC Court stayed the case until the earlier of: (i) March 15, 2019; (ii) FDA publishes in the Federal Register a final determination about whether to include vasopressin on the clinical need list; or (iii) Par notify the Parties and the Court of a substantial change in circumstances necessitating a decision on Plaintiffs' Motion for Preliminary Injunction. On March 4, 2019, FDA published in the Federal Register its final decision not to include vasopressin on the list of bulk drug substances for which there is a clinical need. On the same day, we (Athenex, Inc., APS, and APD) filed a complaint in the DC Court against FDA seeking to vacate its final decision. Par Sterile Products, LLC and Endo Par Innovation Company, LLC joined this case as intervenors.  On March 11, 2019, the DC Court extended the stay of Par’s lawsuit against FDA until resolution of the motions for summary judgment in this newer related case.

In our case against FDA, FDA represented to the DC Court that “until the Court issues a decision on the merits of this action, FDA will not initiate enforcement action against Athenex based solely on Athenex’s use of the bulk drug substance vasopressin to compound drugs and distribute those drugs” and the DC Court incorporated FDA’s representation into its published order. As such, Athenex produced and distributed compounded vasopressin during the period that the case was pending before the DC District Court and prior to its decision.

On April 30, 2019, the DC Court held a hearing on the parties’ cross motions for summary judgment. On August 1, 2019, the DC Court issued a ruling upholding FDA’s vasopressin decision and dismissing Athenex’s complaint. Athenex has 60 days to file a notice of appeal with the U.S. Court of Appeals for the District of Columbia Circuit and has sought a stay of the DC Court’s order pending appeal.  Athenex has ceased producing and distributing vasopressin and will continue to do so unless permitted by the Court and FDA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018. Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Athenex,” the “Company,” “we,” “us,” and “our” refer to Athenex, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A.below.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section included below. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business. In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date hereof to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview and Recent Developments

We are a global biopharmaceutical company dedicated to becoming a leader in the discovery, development, and commercialization of next generation drugs for the treatment of cancer. We are organized around three platforms, including an Oncology Innovation Platform, a Commercial Platform and a Global Supply Chain Platform. Our current clinical pipeline in the Oncology Innovation Platform is derived from four different platform technologies: (1) Orascovery, based on a non-absorbed P-glycoprotein inhibitor, (2) Src kinase inhibition, (3) T-cell Receptor-engineered T-cells (“TCR-T”), and (4) arginine deprivation therapy. We have assembled a strong and experienced leadership team and have established global operations across the pharmaceutical value chain to execute our mission to become a global leader in bringing innovative cancer treatments to the market and improve health outcomes. Below we describe our current plans to advance the technology in our Oncology Innovation Platform.

Lead Orascovery platform drug candidate: Oral paclitaxel and encequidar

In March 2019, we presented a poster highlighting the preclinical data of oral paclitaxel and encequidar in angiosarcoma, at the American Association of Cancer Research Annual Meeting.

In May 2019, we announced preliminary data showing promising early clinical responses in the first part of a two-part study of oral paclitaxel and encequidar monotherapy in patients with unresectable cutaneous angiosarcoma.

If we receive approval from the U.S. Food and Drug Administration (“FDA”), our strategy is to develop and commercialize oral paclitaxel and encequidar in the U.S. through our Commercial Platform. We also plan to evaluate marketing options outside of the U.S., including using our internal resources, partnering with others, or out-licensing the product. If our Phase 3 study in metastatic breast cancer is successful, we intend to establish oral paclitaxel and encequidar as the chemotherapy of choice for patients receiving chemotherapy for metastatic breast cancer and intend to file a New Drug Application (NDA) with the FDA to secure regulatory approval of oral paclitaxel and encequidar for metastatic breast cancer. If we receive regulatory approval from the FDA, we will then explore establishing oral paclitaxel and encequidar in other oncology indications where we believe taxanes will continue to be a foundational treatment and continue to explore combination therapies. During the remainder of 2019, we plan to focus on:

•	quantitative and qualitative market research, including on health outcomes and qualitative pricing, to understand our customers, patients, and the market;
•	examining our competitive landscape;
•	developing and completing brand strategy;
•	developing key opinion leader relationships;
•	attending priority medical conferences to increase awareness of the Company and oral paclitaxel and encequidar;
•	creating a market access strategy;
•	developing and executing a scientific publication plan;
•	developing our patient and patient advocacy strategy;
•	completing account, physician and patient segmentation in order to prioritize and target commercial efforts effectively;
•	developing our distribution and patient support plans;
•	completing our organizational design to determine the overall size of our go-to-market commercial team based on our market opportunity;
•	continuing to hire key commercial and medical affairs leadership roles;
•	completing a life cycle plan for oral paclitaxel and encequidar; and
•	preliminary marketing and launching forecasts.

We can provide no assurance that we will be successful in obtaining the FDA’s approval to commercialize oral paclitaxel and encequidar.

Lead Src Kinase Inhibition platform candidate: Tirbanibulin ointment, for Actinic Keratosis (AK)

Patient enrollment in two identical Phase 3 studies was completed in March 2018. The studies enrolled a total of 702 patients across 62 sites in the U.S. Tirbanibulin ointment 1% or vehicle (randomized 1:1) was self-administered to 25 cm2 of the face or scalp encompassing 4 to 8 typical AK lesions, once daily for 5 consecutive days.

In July 2018, we announced that both of these Phase 3 pivotal efficacy studies achieved their primary efficacy objective within the face or scalp treatment areas, with each study achieving statistical significance (p<0.0001) versus vehicle ointment for the primary endpoint of 100% clearance of AK lesions on the treatment area at Day 57.

In March 2019, we presented topline results from the two Phase 3 studies in a late breaker session at the 2019 American Academy of Dermatology (“AAD”) Annual Meeting. Results showed that 44% and 54% of patients in studies KX01-AK-003 and KX-01-AK-004, respectively, achieved 100% AK lesion clearance at Day 57 (see Table 1). The patient compliance rate in these two studies was greater than 99%. There was a statistically significant greater clearance rate in favor of the tirbanibulin ointment versus the vehicle in each of the pre-specified patient subgroups. Safety results showed that tirbanibulin ointment was well tolerated. Treatment-related adverse events occurred in 11-20% of patients in the two Phase 3 studies. These events were generally transient mild to moderate application site symptoms, such as pruritus or pain. There were no serious adverse events or early discontinuations that were considered related to the study drug. Local skin reactions were mostly mild to moderate and transient erythema, flaking/scaling and crusting. We believe that this product, if approved by regulatory authorities, could have a major impact in the medical treatment of AK.

As of July 22, 2019, there were no serious adverse events that were considered to be related to the study treatment.

Table 1: Efficacy Results of Tirbanibulin Ointment 1% in the Field Treatment of Actinic Keratosis, as presented at the 2019 AAD Annual Meeting in March 2019

Study	KX01-AK-003			KX01-AK-004
% of Subjects in the Intent-To-Treat Population (Number of Subjects)	Tirbanibulin N=175	Vehicle N=176	p-value	Tirbanibulin N=178	Vehicle N=173	p-value
100% AK Clearance on Day 57	44% (N=77)	5% (N=8)	<0.0001[a]	54% (N=97)	13% (N=22)	<0.0001[a]
Face Scalp	50% 30%	6% 2%	<0.0001 <0.0001	61% 41%	14% 11%	<0.0001 0.0003
≥75% AK Clearance on Day 57	68%	16%	<0.0001[a]	76%	20%	<0.0001[a]

Note:

a = p-value calculated based on Cochran-Mantel-Haenszel (CMH)

Lead TCR-T platform candidate: TAEST Therapy

In 2018, we commenced development of TCR-T immunotherapy technology, which harnesses and enhances the patient’s own immune cells to target and eliminate cancer. It is a cell-based therapy that takes advantage of the unique attributes of TCR mediated target recognition and provides a potent and selective TCR-T directed response against cancer cells.

In October 2018, we announced preliminary results of pilot studies in China in which patients received TCR affinity-enhancing specific T-cell (“TAEST”) therapy and showed encouraging positive clinical signals in patients with end-stage cancer.  This study was conducted with our partner XLifeSc through our joint venture, Axis.

In March 2019, we announced that our partner, XLifeSc, received notice of allowance from the China National Medical Product Administration (“NMPA,” formerly known as the China Food and Drug Administration) of its Investigational New Drug (“IND”) to initiate registrational related clinical studies in China of TAEST therapy in patients with solid tumors that are HLA-A*02:01 positive and NY-ESO-1 positive. The cancer immunotherapy product, named TAEST16001 injection, is based on TAEST technology generated T-cells, with enhanced binding affinity, against the antigen NY-ESO-1 and is HLA-A*02:01 restricted.

Lead Arginine Deprivation Therapy platform candidate: Pegtomarginase

In June 2019, the FDA allowed the IND application for the clinical investigation of Pegtomarginase for the treatment of patients with advanced malignancies. The allowance is contingent on formal submission of agreed upon updates to the IND.

Also in June 2019, we presented preclinical study results of Pegtomarginase in a poster session at the 2019 American Society of Clinical Oncology Annual Meeting. The biologic agent demonstrated high enzymatic activity, predictable pharmacokinetic-pharmacodynamic profiles, and cytotoxicity in vitro. Mouse xenograft models showed good tumor growth inhibition activity at tolerable doses with only transient weight loss during therapy.

Additional business developments

In June 2019, we announced the strategic expansion of our presence in Europe and Latin America to grow our global clinical research and development capacity. We established offices in Manchester to support our ongoing clinical studies in the United Kingdom and to continue expanding our research and development capabilities in the region. We also entered into a definitive agreement to acquire certain assets of CIDAL Limited (“CIDAL”), subject to customary closing conditions. CIDAL is a contract research organization (“CRO”) with headquarters in Guatemala and operations in various countries in Latin America. CIDAL has provided CRO services and support for our Phase 3 study of oral paclitaxel and encequidar for metastatic breast cancer.

We have three operating segments: our Oncology Innovation Platform, Global Supply Chain Platform and Commercial Platform. Since inception, we have devoted a substantial amount of our resources to research and development of our lead product candidates under our Orascovery, Src Kinase Inhibition research platforms, and TCR-T Immunotherapy and Arginine Deprivation Therapy. We have incurred significant net losses since inception. Our net losses were $67.3 million and $44.2 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018 we had an accumulated deficit of $511.0 million and $443.7 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

On May 7, 2019, we completed a private placement equity offering of 10 million shares of common stock. All shares were offered by us at a price of $10.00 per share to three institutional investors, namely Perceptive Advisors, Avoro Capital Advisors (formerly known as venBio Select Advisor), and OrbiMed. The aggregate net proceeds received by us from the offering were $99.9 million, net of offering expenses of approximately $0.1 million. These shares were subsequently registered with the Securities and Exchange Commission on July 23, 2019.

Our revenue may be impacted by the current suspension of our operations at our API plant in Chongqing, China. We chose to suspend production based on concerns raised by the Department of Emergency Management of Chongqing related to the location of our plant.  The voluntary temporary suspension began in May 2019 and we hope to reach a resolution of the suspension with the DEMC, but we can provide no assurances of when, if at all, production of API will resume at the plant. While we currently have secured additional API suppliers for our ongoing clinical studies, in the event the suspension continues for longer than expected, we may not be able to produce APIs from the Chongqing plant.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, private placements, and convertible bonds, debt and, to a lesser extent, through revenue generated from our Global Supply Chain Platform. As of June 30, 2019, we had cash, cash equivalents, restricted cash, and short-term investments of $165.9 million.

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

Research and Development Expenses

Research and development expenses consist of the costs associated with in-licensing of product candidates, milestone payments, conducting preclinical studies and clinical trials, activities related to regulatory filings and other research and development activities. Our current research and development activities mainly relate to the clinical development of our Oncology Innovation Platform:

Orascovery platform—Comprised of our in-licensed and novel P-gp inhibitor, encequidar(formerly known as HM30181A), that is combined with various chemotherapeutic agents and enables the agents to be absorbed into the blood when given orally:

•	Oral paclitaxel and encequidar, combining encequidar with an oral dosage form of paclitaxel;
•	Oral irinotecan and encequidar, combining encequidar with an oral dosage form of irinotecan;
•	Oral docetaxel and encequidar, combining encequidar with an oral dosage form of docetaxel;
•	Oral topotecan and encequidar, combining encequidar with an oral dosage form of topotecan; and
•	Oral eribulin and encequidar, combining encequidar with an oral dosage form of eribulin.

The World Health Organization has recommended “encequidar” as the International Nonproprietary Name (INN) for HM30181A

Src Kinase Inhibition platform—Targets the tyrosine kinase protein in regulating cell growth that leads to blockade of metastasis:

•	Tirbanibulin (also known as KX2-391 or KX-01) ointment, Src kinase inhibitor topically administered to treat skin cancers and pre-cancers;
•	Tirbanibulin oral, Src kinase inhibitor orally administered to treat certain solid and liquid tumors; and
•	KX2-361 (also known as KX-02), Src kinase inhibitor orally administered to treat brain cancer, such as glioblastoma multiforme (GBM).

The World Health Organization has recommended “tirbanibulin” as the INN for KX2-391.

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

Research and development activities are central to our business model. We expect our research and development expenses to continue to increase for the foreseeable future as we continue to support the clinical trials of oral paclitaxel and encequidar, oral irinotecan and encequidar, oral docetaxel and encequidar, oral topotecan and encequidar, oral eribulin and encequidar, tirbanibulin ointment, tirbanibulin oral and KX2-361, as well as initiate and prepare for additional clinical and preclinical studies, including TCR-T and Arginine deprivation program activities. We also expect spending to increase in the research and development for API, 503B and specialty products. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will likely impact our clinical development programs and plans.

Selling, General and Administrative Expenses

Selling, general and administrative, (“SG&A”), expenses primarily consist of compensation, including salary, employee benefits and stock-based compensation expenses for sales and marketing personnel, and for administrative personnel that support our general operations such as executive management, legal counsel, financial accounting, information technology, and human resources personnel. SG&A expenses also include professional fees for legal, patent, consulting, auditing and tax services, as well as other direct and allocated expenses for rent and maintenance of facilities, development of the facility in Dunkirk, NY, insurance and other supplies used in the selling, marketing, general and administrative activities. SG&A expenses also include costs associated with our commercialization efforts for our proprietary drugs, such as market research, brand strategy and development work on market access, scientific publication, product distribution and patient support. Our expenses related to operating as a public company may increase when we are no longer able to rely on the “emerging growth company” exemption to certain disclosure and attestation requirements pursuant to the Jumpstart our Business Startups Act of 2012 (“JOBS Act”).

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$22,033	$11,471	$10,562	92%
License fees and consulting revenue	105	91	14	15%
Grant revenue	59	3	56	NM
Total revenue	22,197	11,565	10,632	92%
Cost of sales	(16,942)	(9,443)	(7,499)	79%
Research and development expenses	(18,507)	(26,572)	8,065	-30%
Selling, general, and administrative expenses	(17,169)	(12,817)	(4,352)	34%
Interest (expense) income	(1,279)	368	(1,647)	NM
Income tax expense	(405)	(51)	(354)	NM
Net loss	(32,105)	(36,950)	4,845	-13%
Less: net loss attributable to non-controlling interests	(74)	(91)	17	-19%
Net loss attributable to Athenex, Inc.	$(32,031)	$(36,859)	$4,828

Revenue

Revenue from product sales increased significantly to $22.0 million, for the three months ended June 30, 2019, from $11.5 million for the three months ended June 30, 2018, an increase of $10.6 million or 92%. This increase was primarily attributable to an increase in 503B revenue of $6.0 million, an increase in the specialty product revenue of $4.6 million, and an increase in API sales of $0.6 million. These increases were offset by a decrease in medical device sales of $0.4 million and other revenue of $0.2 million.

Cost of Sales

Cost of sales for the three months ended June 30, 2019 totaled $16.9 million, an increase of $7.5 million, or 79%, as compared to $9.4 million for the three months ended June 30, 2018. This was primarily due to the increase of $5.8 million in cost of sales resulting from the sale of specialty products and $1.7 million from 503B and API products.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2019 totaled $18.5 million, a decrease of $8.1 million, or 30%, as compared to $26.6 million for the three months ended June 30, 2018. This was primarily due to a decrease in licensing fees, clinical operations, and product development and included the following:

•	$5.6 million decrease as a result of milestone payments for drug in-licensing fees which occurred in 2018;
•	$2.1 million decrease of product development related to the scale up of 503B operations and the launch of specialty products in 2018; and
•

$1.9 million decrease of clinical costs related to the supply of encequidar and tirbanibulin ointment for clinical studies. In addition, patient costs on the two Phase 3 tirbanibulin studies decreased as both Phase 3 studies wind down.

The decrease in these R&D expenses was offset by an increase of $1.1 million of preclinical development costs related to the Arginase and TCR-T platforms, and a $0.4 million increase of R&D related compensation.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended June 30, 2019 totaled $17.2 million, an increase of $4.4 million, or 34%, as compared to $12.8 million for the three months ended June 30, 2018. This was primarily due to an increase of $3.7 million related to the costs of preparing to commercialize our proprietary drugs, if approved, and, an increase of $1.3 million of general administrative expenses including legal fees and other professional service fees, offset by a decrease of $0.6 million in administrative related compensation expense.

Interest (Expense) Income

Interest expense for the three months ended June 30, 2019 totaled $1.3 million, a change of $1.7 million as compared to $0.4 million interest income for the three months ended June 30, 2018. The interest expense in the current period was incurred from our long-term debt entered into during the third quarter of 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth a summary of our condensed consolidated results of operations for the six months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$47,196	$24,076	$23,120	96%
License fees and consulting revenue	210	25,182	(24,972)	-99%
Grant revenue	98	143	(45)	-31%
Total revenue	47,504	49,401	(1,897)	-4%
Cost of sales	(36,844)	(20,769)	(16,075)	77%
Research and development expenses	(42,982)	(47,875)	4,893	-10%
Selling, general, and administrative expenses	(32,357)	(25,897)	(6,460)	25%
Interest (expense) income	(2,751)	595	(3,346)	NM
Income tax (expense) benefit	(905)	256	(1,161)	NM
Net loss	(68,335)	(44,289)	(24,046)	54%
Less: net loss attributable to non-controlling interests	(1,071)	(132)	(939)	NM
Net loss attributable to Athenex, Inc.	$(67,264)	$(44,157)	$(23,107)

Revenue

Our product sales increased significantly to $47.2 million for the six months ended June 30, 2019, from $24.1 million for the six months ended June 30, 2018. However, total revenue for the six months ended June 30, 2019 decreased by $1.9 million, or 4%, as compared to $49.4 million for the six months ended June 30, 2018. The decrease was primarily due to $25.0 million related to license milestone revenue earned in the first quarter of 2018, and $1.1 million decrease in medical device product sales and contract manufacturing revenue, offset by a $24.3 million increase in product sales, of which $10.9 million from the sales of 503B, $10.5 million from sales of specialty product and $2.8 million from API.

Cost of Sales

Cost of sales for the six months ended June 30, 2019 totaled $36.8 million, an increase of $16.1 million, or 77%, as compared to $20.8 million for the three months ended June 30, 2018. This was primarily due to the increase of $12.0 million in cost of sales from the sale of specialty products and $4.1 million in cost of sales from 503B and API products.

Research and development

Research and development (“R&D”) expenses for the six months ended June 30, 2019 totaled $43.0 million, a decrease of $4.9 million, or 10%, as compared to $47.9 million for the six months ended June 30, 2018. This was primarily due to a decrease in licensing fees, clinical operations, and product development and included the following:

•	$4.9 million decrease of clinical development costs related to encequidar and tirbanibulin ointment; and
•

$4.5 million decrease as a result of milestone payments for drug in-licensing fees and decrease of product development related to the scale up of 503B operations and the launch of specialty products in 2018.

The decrease in these R&D expenses was offset by an increase of $2.8 million of preclinical development costs related to the Arginase and TCR-T platforms, and a $1.7 million increase of R&D related compensation.

Selling, General, and Administrative Expenses

SG&A expenses for the six months ended June 30, 2019 totaled $32.4 million, an increase of $6.5 million, or 25%, as compared to $25.9 million for the six months ended June 30, 2018. This was primarily due to an increase of $6.2 million related to the costs of preparing to commercialize our proprietary drugs, if approved, and an increase of $1.3 million of general administrative expenses including legal fees and other professional service fees, offset by a decrease of $1.3 million in administrative related compensation expense.

Interest (Expense) Income

Interest expense for the six months ended June 30, 2019 totaled $2.8 million, a change of $3.3 million as compared to $0.6 million interest income for the six months ended June 30, 2018. The interest expense in the current period was incurred from our long-term debt entered into during the third quarter of 2018 while the interest income in the prior period was generated from our short-term investments.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our R&D programs, SG&A costs associated with our operations, and the development of our specialty drug operations in our Commercial Platform and 503B operations and the investment we are making in our Commercial Platform in anticipation of commercializing our proprietary drugs. We incurred net losses of $68.3 million and $44.3 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $511.0 million. Our primary use of cash is to fund R&D costs and to fund our Commercial Platform. Our operating activities used $37.8 million and $38.0 million of cash during the six months ended June 30, 2019 and 2018, respectively. We intend to continue to advance our various clinical programs which we expect will lead to increased cash outflow of R&D costs and increase our investments in commercialization activities for our proprietary drugs. In addition, we can provide no assurance that the funding requirements to diversify the product portfolio for specialty drug products in the Commercial Platform and 503B operations will decline in the future. Our principal sources of liquidity as of June 30, 2019 are cash and cash equivalents, restricted cash, and short-term investments totaling of $165.9 million.

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

On May 7, 2019, we completed a private placement equity offering of 10 million shares of common stock. All shares were offered by us at a price of $10.00 per share to three institutional investors, namely Perceptive Advisors, Avoro Capital Advisors (formerly known as venBio Select Advisor), and OrbiMed. The aggregate net proceeds received by us from the offering were $99.9 million, net of offering expenses of approximately $0.1 million.

Based on the current operating plan, we expect that our cash, cash equivalents, and restricted cash as of June 30, 2019, together with cash to be generated from our operating activities, will enable us to fund our operations into the third quarter in 2020. We expect that our expenses will increase substantially as we continue to fund clinical and preclinical development of our research programs, pre-launch activities of our proprietary drugs and funding of our Commercial Platform and working capital and other general corporate purposes. We have based our estimates on assumptions that might prove to be wrong, and we might use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to accurately estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

We believe that the existing cash and cash equivalents, restricted cash, and short-term investments will not be sufficient to enable us to complete all necessary development or commercially launch our proprietary drug candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and government grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and might require the issuance of warrants, which could potentially dilute the ownership interest of holders of common stock. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we might have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that might not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we might be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(37,773)	$(38,029)
Net cash provided by (used in) investing activities	4,764	(56,553)
Net cash provided by financing activities	104,698	69,099
Net effect of foreign exchange rate changes	715	267
Net increase (decrease) in cash, cash equivalents, and restricted cash	$72,404	$(25,216)

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

Net cash used in operating activities was $37.8 million for the six months ended June 30, 2019. This resulted primarily from our net loss of $68.3 million, adjusted for non-cash charges of $7.9 million, and by cash provided by our operating assets and liabilities of $22.7 million. Our operating assets decreased $3.4 million for accounts receivable mainly related to the decreased sales of API products in the current period, and $1.5 million for inventory of all drug products, while prepaid and accrued expenses increased by $25.3 million primarily related to Dunkirk construction. This manufacturing facility, which was originally planned to be 320,000 square feet, has expanded to meet the required needs of the facility to be approximately 409,000 square feet upon completion and within the terms of our agreement with FSMC. Our operating liabilities increased by $43.1 million mainly due to $24.3 million related to Dunkirk construction, and $20.0 million of deferred revenue related to a milestone payment received from Almirall S.A. (“Almirall”). We will recognize the milestone payment revenue upon confirmation from Almirall of their satisfactory review of certain data we submitted pursuant to the license agreement with Almirall. Our net non-cash charges during the six months ended June 30, 2019 primarily consisted of $5.1 million of stock-based compensation expense, and $1.8 million depreciation and amortization expense.

Net cash used in operating activities was $38.0 million for the six months ended June 30, 2018. This resulted principally from our net loss of $44.3 million, adjusted for non-cash charges of $9.9 million, and by cash used in our operating assets and liabilities of $3.6 million. Our operating assets decreased $3.3 million for accounts receivable related to API product sales as our API supplies to clinical studies increased and external sales decreased, while inventory increased by $5.2 million primarily related to the specialty drugs, and prepaid and other expenses increased by $4.2 million primarily related to Dunkirk construction which would be reimbursed by New York State. Our operating liabilities increased by $2.6 million, mainly due to the increases in deferred revenue related to the out-licensing fee payment. Our net non-cash charges during the six months ended June 30, 2018 primarily consisted of $6.2 million of stock-based compensation expense and $1.7 million depreciation and amortization expense.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $4.8 million for the six months ended June 30, 2019, compared to $56.6 million net cash used in the six months ended June 30, 2018. This was primarily due to cash obtained by the maturities of short-term investments, including commercial paper, corporate notes, and U.S. government bonds.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $104.7 million for the six months ended June 30, 2019, which primarily consisted of net proceeds of $99.9 million from the issuance of our common stock from the private placement and $3.6 million from the issuance of debt to fund our new API plant in China, compared with $69.1 million for the six months ended June 30, 2018, which primarily consisted of net proceeds of $68.1 million from our follow-on public offering, net of underwriter discount and offering costs of $4.6 million and $1.6 million from the exercise of employee stock options.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2019 is as follows:

	Payments Due by Period
	Within 1 Year	1 to 3 years	3 to 5 years	More than 5 years	Total Amounts Committed
	(in thousands)
Operating leases	$3,236	$5,127	$4,265	$2,953	$15,581
Long-term debt	1,497	871	52,034	—	54,402
Finance lease obligations	214	342	—	—	556
Licensing fees	506	—	—	—	506
	$5,453	$6,340	$56,299	$2,953	$71,045

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with research and development expenses, chargebacks, stock-based compensation and inventory reserves have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

With the exception of the change in accounting for leases under ASC 842 (see Note 10 – Debt and Lease Obligations), there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Chinese Renminbi, (“RMB”). In the six months ended June 30, 2019 and 2018, approximately 1% and 2%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $165.9 million as of June 30, 2019. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in U.S. market interest rates is not expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

As of June 30, 2019, we had $50 million of debt with Perceptive that bears interest at a floating per annum rate equal to 1-Month LIBOR (with a floor of 2%) plus 9%. If 1-Month LIBOR increased by 1%, we would be required to pay Perceptive an additional $0.5 million in interest annually. If 1-Month LIBOR decreased by 1%, we would be required to pay Perceptive $0.5 million less in interest annually. A material change in the short-term interest rate environment could have a material adverse effect on our condensed consolidated financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On August 13, 2018, APS and APD, our wholly-owned subsidiaries, filed a complaint for declaratory judgment against Par Pharmaceuticals, Inc., Par Sterile Products, LLC and Endo Par Innovation Company, LLC (together, “Par”) in the United States District Court for the Western District of New York (the “Court”), seeking a declaratory judgment from the Court that our compounded vasopressin drug products in ready-to-use form do not infringe on patents that Par has with respect to its Vasostrict® product and that Par’s patents are invalid. On October 22, 2018, Par filed a motion to dismiss the complaint on the basis that the Court does not have subject matter jurisdiction. On July 9, 2019, the Court ordered dismissal of our complaint for lack of subject matter jurisdiction, finding that considering the totality of circumstances, we did not adequately allege that an actual controversy existed between the parties at the time the lawsuit was filed. We do not intend to appeal this dismissal. While Par has not alleged that our compounded vasopressin infringes any of its patents, Par could do so by commencing an infringement lawsuit against us. If such an infringement lawsuit were brought and a court ruled for Par, Athenex could be enjoined from further production of compounded vasopressin within in the United States and sale of compounded vasopressin in or from the United States and for payment of damages to Par for U.S. manufacture or sale of compounded vasopressin that has already taken place.

In addition, on August 13, 2018, APS and APD filed a motion to intervene and seek the dismissal of Par Sterile Products, LLC’s and Endo Par Innovation Company, LLC’s complaint against the FDA and certain governmental officials in the United States District Court for the District of Columbia (the “DC Court”). Our motion to intervene was granted.  These two Par entities have sought declaratory and injunctive relief, including a preliminary injunction, against FDA and certain governmental officials that: (i) vasopressin be delisted from Category 1 of FDA’s list of bulk drug substances under evaluation pursuant to Section 503B of the FDCA, (ii) the expansion of FDA’s enforcement discretion to Category 1 substances, be enjoined; and (iii) that FDA be enjoined from authorizing the compounding of vasopressin under Section 503B of the FDCA. We and FDA filed motions for judgment on the pleadings. On February 7, 2019, before resolving the above pending motions, the DC Court stayed the case until the earlier of: (i) March 15, 2019; (ii) FDA publishes in the Federal Register a final determination about whether to include vasopressin on the clinical need list; or (iii) Par notify the Parties and the Court of a substantial change in circumstances necessitating a decision on Plaintiffs' Motion for Preliminary Injunction. On March 4, 2019, FDA published in the Federal Register its final decision not to include vasopressin on the list of bulk drug substances for which there is a clinical need. On the same day, we (Athenex, Inc., APS, and APD) filed a complaint in the DC Court against FDA seeking to vacate its final decision. Par Sterile Products, LLC and Endo Par Innovation Company, LLC joined this case as intervenors. On March 11, 2019, the DC Court extended the stay of Par’s lawsuit against FDA until resolution of the motions for summary judgment in this newer related case.

In our case against FDA, FDA represented to the DC Court that “until the Court issues a decision on the merits of this action, FDA will not initiate enforcement action against Athenex based solely on Athenex’s use of the bulk drug substance vasopressin to compound drugs and distribute those drugs” and the DC Court incorporated FDA’s representation into its published order. As such, Athenex produced and distributed compounded vasopressin during the period that the case was pending before the DC District Court and prior to its decision.

On April 30, 2019, the DC Court held a hearing on the parties’ cross motions for summary judgment. On August 1, 2019, the DC Court issued a ruling upholding FDA’s vasopressin decision and dismissing Athenex’s complaint. Athenex has 60 days to file a notice of appeal with the U.S. Court of Appeals for the District of Columbia Circuit and has sought a stay of the DC Court’s order pending appeal.  Athenex has ceased producing and distributing vasopressin and will continue to do so unless permitted by the Court and FDA.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) in evaluating our business, financial position, future results, and prospects. The information presented below updates and supplements those risk factors for events, changes and developments since the filing of the 2018 Form 10-K and should be read in conjunction with the risks and other information contained in the 2018 Form 10-K. The risks described in our 2018 Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront costs and expenses and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. Since our formation, the company has relied on a combination of public and private securities offerings, public-private partnerships, the issuance of convertible notes and public grants to fund our operations. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We have not generated substantial revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we incurred losses in the six months ended June 30, 2019 and the years ended December 31, 2018, 2017 and 2016. For the six months ended June 30, 2019 and years ended December 31, 2018, 2017 and 2016, we reported net losses of $67.3 million, $117.4 million, $131.2 million and $87.7 million, respectively, and had an accumulated deficit of $511.0 million as of June 30, 2019. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our drug candidates, and begin to commercialize approved drugs, if any. Typically, it takes many years to develop a new drug before it is available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, our ability to generate revenue and the timing and amount of milestones and other required payments to third parties in connection with our potential future arrangements with third parties. If any of our drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our recurring losses from operations and our current operating plans raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional financing to fund our current operating plans. We believe that our existing cash and cash equivalents and short-term investments, together with cash to be generated from our operating activities, will be sufficient to fund our current operating plans through at least March 31, 2020. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and drug development programs or commercialization efforts.

Our financial results are subject to volatility related to our revenue and expenses, and despite beginning to generate revenue from product sales, we have not yet been profitable and may never become profitable.

Our financial results are subject to volatility based on a number of factors, including the timing of milestone licensing fees that we receive or are required to pay, the change in product types produced by APD and whether those products are in high demand, our ability to predict the products in high demand in the market, competition in the market for generic drugs, and APS’s ability to resume selling our compounded vasopressin product. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of, and obtain the necessary regulatory approvals for, our proprietary drug candidates, as we currently only have commercialized our API products, including paclitaxel and docetaxel, and specialty products, such as medical testing kits. Our product sales of API totaled $8.7 million, $18.0 million, $15.4 million and $15.3 million in the six months ended June 30, 2019 and the years ended December 31, 2018, 2017 and 2016, respectively. Our specialty products launched in March 2017 and sales totaled $26.3 million, $30.4 million, $17.2 million in the six months ended June 30, 2019 and the years ended December 31,

2018 and 2017, respectively. Our revenue may be impacted by the current suspension of our operations at our API plant in Chongqing, China. We chose to suspend production based on concerns raised by the DEMC related to the location of our plant. The voluntary temporary suspension began in May 2019 and we hope to reach a resolution of the suspension with the DEMC, but we can provide no assurances of when, if at all, production of API will resume at the plant. If the suspension is not resolved, we may not be able to generate revenue from the Chongqing API plant. Even if we are able to continue product sales of API, our revenue and gross margins are subject to fluctuation due to changes in product mix and the expenses we incur to continue our research and development and commercialization efforts.

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

•	compliantly launch and commercialize proprietary drug candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
•	obtain market acceptance of our proprietary drug candidates and their routes of administration as viable treatment options;
•	obtain optimal pricing for products in key global markets;
•	obtain adequate coverage and reimbursement for our proprietary drug candidates from government (including U.S. federal healthcare programs) and private payors;
•	identify, assess, acquire and/or develop new proprietary drug candidates;
•	address any competing technological and market developments;
•	negotiate and maintain favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	successfully commercialize our 503B outsourcing facility products and U.S. specialty pharmaceutical products;
•	further develop our API business; and
•	attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by the FDA, NMPA, or regulatory authorities in other jurisdictions to perform studies in addition to those that we currently anticipate. Even if our proprietary drug candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of these drugs.

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

We have financed our operations with a combination of public and private securities offerings, public-private partnerships, issuance of convertible notes and public grants. Our drug candidates will require the completion of regulatory review, significant sales and marketing efforts and substantial investment before they can provide us with any product sales revenue. Our operations have consumed substantial amounts of cash since inception. The net cash used for our operating activities was $37.8 million, $109.4 million, $81.5 million and $47.9 million for the six months ended June 30, 2019 and the years ended December 31, 2018, 2017 and 2016 respectively. We expect to continue to spend substantial amounts on advancing the clinical development of our proprietary drug candidates, launching and commercializing any proprietary drug candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets.

We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our proprietary drug candidates and to conduct additional clinical trials for the approval of our proprietary drug candidates if requested by regulatory bodies and to complete the development of any additional proprietary drug candidates we might discover. Moreover, our research and development expenses and other contractual commitments are substantial and are expected to increase in the future. In addition, we will require additional financial resources and personnel to begin operations at our public-private partnership facilities in Chongqing, China and Dunkirk, New York. To the extent the costs of constructing the Dunkirk facility exceed approximately $206 million, we will also be responsible for those costs.

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

Until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, debt financings, collaborations and strategic alliances. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our common stock being quoted on The Nasdaq Global Select Market or upon obtaining stockholder approval to issue a sufficient number of shares of our common stock. There can be no assurance that we will be able to satisfy the criteria for continued listing on The Nasdaq Global Select Market or that we will be able to obtain stockholder approval of such stock issuances if it is necessary. If adequate funds are not available to us on acceptable terms, or at all, we may be required to delay or reduce the scope of, or eliminate, one or more of our research or development programs or our commercialization efforts. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or to grant licenses on terms that may not be favorable to us.

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

On June 29, 2018, the Company entered into a 5-year $50.0 million loan agreement with an affiliate of Perceptive Advisors LLC (“Perceptive”), which closed on July 3, 2018, bearing interest at a floating per annum rate equal to the London Interbank Offering Rate (“LIBOR”) (with a floor of 2%) plus 9%. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. As of June 30, 2019, we did not have any outstanding interest rate swap contracts.

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

The senior secured loan agreement requires that we maintain a minimum aggregate balance of $4.0 million in cash free and clear of all liens and that we meet certain minimum revenue targets for each quarter during which the loan is outstanding. In addition, the loan agreement is secured by substantially all of our assets and is guaranteed by certain of our subsidiaries, including APD, Athenex Pharmaceuticals LLC (“AP”), and Athenex Pharma Solutions (“APS”).

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

A breach of any of these covenants could result in a default under the senior secured loan agreement governing our debt. Further, additional indebtedness that we incur in the future may subject us to further covenants. If a default under any such loan agreement is not cured or waived, the default could result in the acceleration of debt, which could require us to repurchase or repay debt prior to the date it is otherwise due and that could adversely affect our financial condition. If we default, Perceptive may seek repayment through our subsidiary guarantors or by executing on the security interest granted pursuant to the loan agreement.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

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

Certain of our executive officers and employees have received grants of stock options and shares of restricted stock, which vest over time. Under certain circumstances, such vesting may be accelerated. The accelerated vesting of stock options and shares of restricted stock could also result in dilution to our existing stockholders and lower the market price of our common stock.

An impairment of goodwill could have a material adverse effect on our results of operations.

Acquisitions frequently result in the recording of goodwill and other intangible assets. As of June 30, 2019, our existing goodwill represented $37.5 million, or 12% of our total assets, primarily as a result of our acquisitions of QuaDPharma, LLC, Comprehensive Drug Enterprises, and Polymed Therapeutics, Inc. and Chongqing Taihao Pharmaceutical Co Ltd. If we complete the CIDAL acquisition, our goodwill is also subject to change. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions, among other factors. The recoverability of goodwill is evaluated at least annually or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. We cannot accurately predict the amount and timing of any future impairment of assets, and, going forward, we may be required to take goodwill or other asset impairment charges relating to certain of our reporting units. Any such charges would have an adverse effect on our financial results.

Risks Related to Clinical Development of Our Proprietary Drug Candidates

Our primary clinical candidates are still in the development stage and have not yet received regulatory approval, which may make it difficult to evaluate our current business and predict our future performance.

We are a globally-focused biopharmaceutical company formed in November 2003. Our operations to date have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting preclinical studies and clinical trials of our drug candidates. We have not yet successfully completed large-scale, pivotal clinical trials for all of our drug candidates, or obtained regulatory approvals for our drug candidates and have not yet established sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be accurate. In addition, as a developing business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges.

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

We have a total of 29 planned, or ongoing clinical trials for our drug candidates. We have completed, two Phase 3 clinical trials for tirbanibulin ointment 1%. Our Phase 3 clinical trial for oral paclitaxel and encequidar for the treatment of patients with metastatic breast cancer has completed enrollment. Our business and the ability to generate revenue related to product sales from our proprietary drug candidates will depend on the successful development, regulatory approval and commercialization for the treatment of patients with our drug candidates, which are still in development, and other drugs we may develop. Clinical development is a lengthy and expensive process with an uncertain outcome. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. In the case of any trials we conduct, results have in the past, and may in the future, fail to meet the desired safety and efficacy endpoints, or differ from earlier trials due to the larger number of clinical trial sites and additional countries and populations involved in such trials. We have invested a significant portion of our efforts and financial resources in the development of our existing drug candidates. The success of our proprietary drug candidates will depend on several factors, including:

•	successful enrollment in, and completion of, clinical studies;
•	receipt of regulatory approvals from the FDA, NMPA and other regulatory authorities for our drug candidates;
•	establishing commercial manufacturing capabilities, either by using our own facilities or making arrangements with third-party manufacturers;
•

conducting our clinical trials compliantly and efficiently, and in many cases, relying on third parties to do so or, if we complete the acquisition of CIDAL, successfully integrating the CRO capabilities of CIDAL into our business;

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, including genetic differences, patient adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. In the case of any trials we conduct, results may differ from early trials due to the larger number of patients, clinical trial sites and additional countries and populations involved in such trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be favorable as previous trials with the same compound, even with the same indication.

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

Some of our drug candidates represent a novel approach to cancer treatment, which could result in delays in clinical development, heightened regulatory scrutiny, and delays in our ability to achieve regulatory approval or commercialization, or market acceptance by physicians and patients of our drug candidates.

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

We may experience various unexpected events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including:

•	regulators, institutional review boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

Our business strategy depends on our ability to manufacture API in sufficient quantities and on a timely basis so as to meet our needs to manufacture our product candidates for our clinical trials and to meet consumer demand for our future products, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including:

•	our inability to manufacture API and clinical products in sufficient quantities to meet the needs of our clinical trials or to commercialize our products;
•	our inability to manufacture API and clinical products in the event our manufacturing facilities’ operations are suspended indefinitely or terminated due to events beyond our control;
•	our inability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;
•	our failure to increase production of products to meet demand;
•	our inability to modify production lines to enable us to efficiently produce future products or implement changes in current products in response to regulatory requirements;
•	difficulty identifying and qualifying alternative suppliers for components in a timely manner and
•	potential damage to or destruction of our manufacturing equipment or manufacturing facility.

In addition, we conduct manufacturing operations at our facility in Chongqing, China to manufacture API and our proprietary product candidates. As a result, our business is subject to risks associated with that facility in particular and doing business in China generally, including:

•	the possibility of our operations at the Chongqing facility being suspended indefinitely or terminated by an order of the local government due to events beyond our control;
•	the possibility that the costs of building and maintaining the Chongqing facility exceed the revenue we are able to generate from manufacturing API at the facility;
•	adverse political and economic conditions, particularly those negatively affecting the trade relationship between the U.S. and China;
•	trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•	potentially negative consequences from changes in tax laws;
•	difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;
•	potentially lower protection of intellectual property rights;
•	unexpected or unfavorable changes in regulatory requirements;
•	possible patient or physician preferences for more established pharmaceutical products and medical devices manufactured in the U.S. and
•	difficulties in managing foreign relationships and operations generally.

Operations at our plant in Chongqing, China are currently suspended. We chose to suspend production based on concerns raised by the DEMC related to the location of our plant. The voluntary temporary suspension began in May 2019 and we hope to reach a resolution of the suspension with the DEMC, but we can provide no assurances of when, if at all, production of API will resume at the plant. If we are unable to resume operations at that facility and if we are unable to find alternate suppliers of the product candidates, specifically tirbanibulin, oral paclitaxel and encequidar, we may have to delay our scheduled development of our product candidates, including but not limited to their NDA submissions. If we are unable to perform the clinical testing required to obtain regulatory approval, we will be unable to commercialize our product candidates. In addition, we manufacture API for third parties. If operations at the Chongqing facility remain suspended, we may be unable to fulfill our obligations to timely supply these third parties with API, and we may have to expend additional capital to manufacture API at our other locations.

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. If, as we expect, our need for API increases, or demand for our products increase, we will have to invest additional resources to purchase components, hire and train employees and enhance our manufacturing processes and may have to use alternate suppliers of API to meet our needs. If we fail to increase our production capacity efficiently, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. Any of these factors may affect our ability to manufacture our product and could reduce our revenues and profitability.

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

The FDA, NMPA or a regulatory authority in another jurisdiction may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval in those territories and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that is not desirable for the successful commercialization of that drug candidate. In addition, if our drug candidate produces undesirable side effects or safety issues, the FDA may require the establishment of REMS, or the NMPA or a regulatory authority may require the establishment of a similar strategy, that may, for instance, significantly restrict distribution of our drug candidates and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects of our drug candidates.

The approval process for pharmaceutical products outside the U.S. varies among countries and may limit our ability to develop, manufacture and sell our products internationally. Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products internationally, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may involve additional testing. We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the U.S. and China. Depending on the results of clinical trials and the process for obtaining regulatory approvals in other countries, we may decide to first seek regulatory approvals of a product candidate in countries other than the U.S., or we may simultaneously seek regulatory approvals in the U.S. and other countries. If we seek marketing approval for a product candidate outside the U.S., we will be subject to the regulatory requirements of health authorities in each country in which we seek approval. With respect to marketing authorizations in China, we will be required to seek regulatory approval from the NMPA. For marketing approval in Europe, we will seek to obtain marketing approval from the European Medicines Agency (“EMA”). The approval procedure varies among regions and countries and may involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

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

We have conducted, and may in the future conduct, certain of our clinical trials outside of the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. There can be no assurance the FDA will accept data from any clinical trials we conduct outside of the U.S. If the FDA does not accept the data from any of our clinical trials conducted outside the U.S., it would likely result in the need for additional clinical trials, which would be costly and time-consuming and could delay or prevent the commercialization of any of our product candidates.

Regulatory approval may be substantially delayed or may not be obtained for one or all of our drug candidates for a variety of reasons.

We may be unable to complete development of our drug candidates on schedule, if at all. The completion of the studies for our drug candidates will require funding beyond our current resources. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of our drug candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our drug candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our drug candidates are time consuming and expensive and together take several years or more to complete. For example, our current lead product candidate, oral paclitaxel and encequidar, which is in the final stages of a Phase 3 clinical trial, has been in development since 2011. Delays in clinical trials, regulatory approvals or rejections of applications for regulatory approval in the U.S., Taiwan, New Zealand, China or other jurisdictions may result from many factors, including:

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

•	failure to reach agreement with the FDA, NMPA or other regulators regarding the scope or design of our clinical trials;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•	our inability to enroll and retain a sufficient number of patients who meet the inclusion and exclusion criteria in a clinical trial;
•	our inability to conduct a clinical trial in accordance with regulatory requirements or our clinical protocols;
•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;
•	failure of our third-party clinical trial managers to satisfy their contractual duties or meet expected deadlines;
•	delay or failure in adding new clinical trial sites;
•	ambiguous or negative interim results, or results that are inconsistent with earlier results;

•	unfavorable or inconclusive results of clinical trials and supportive non-clinical studies, including unfavorable results regarding safety or effectiveness of drug candidates during clinical trials;
•

feedback from the FDA, NMPA, IRB, the Data and Safety Monitoring Board (“DSMB”) or comparable entities, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol;

•	unacceptable risk-benefit profile or unforeseen safety issues or adverse side effects;
•

decision by the FDA, NMPA, IRB, comparable entities or the Company, or recommendation by a DSMB or comparable entity, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	failure to demonstrate a benefit from using a drug candidate;
•	lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions;
•

our inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	our inability to obtain approval from IRBs or ethics committees to conduct clinical trials at their respective sites;
•	manufacturing issues, including problems with manufacturing or timely obtaining from third parties sufficient quantities of a drug candidate for use in a clinical trial; and
•	difficulty in maintaining contact with patients during the study or after treatment, resulting in incomplete data.

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

According to the Opinions on Implementing Priority Review and Approval to Encourage Drug Innovation, the “Prioritized Evaluation and Approval Opinions,” which was promulgated and implemented as of December 21, 2017 by the NMPA, the NMPA conducts priority review and approval for the registration applications of Category 1 drugs. On May 17, 2018, the NMPA and National Health Commission, or NHC issued the Announcement on Optimizing the Review and Approval of Drug Registration, which further clarifies that a priority review and approval mechanism will be available. The NMPA will allot more resource to accelerate the review and approval process for the registration of Category 1 drugs.

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

Undesirable adverse events related to our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials that would preclude approval of our drug candidates by the FDA, NMPA, or another regulatory authority or, if approved, could result in a more restrictive label. Results of our trials could reveal a high and unacceptable severity or prevalence of adverse events. In such an event, our trials could be suspended or terminated and the FDA, NMPA or other regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates for any or all targeted indications. Drug-related adverse events could affect patient recruitment or the ability of enrolled subjects to complete the trial, and could result in potential product liability claims. Any of these occurrences may significantly harm our reputation, business, financial condition and prospects.

In our clinical studies to date, we have observed the following serious adverse effects that were deemed to be possibly, likely or definitely related to each of our product candidates:

•

Oral paclitaxel and encequidar - severe neutropenia, febrile neutropenia, sepsis, septic shock, altered state of consciousness, hypokalemia and cardiac arrest, dehydration, pneumonia, death, nausea, vomiting, diarrhea, fatigue, anorexia, alopecia and acute gastroenteritis;

•

Oral irinotecan and encequidar - diarrhea, rash, gastrointestinal hemorrhage, vomiting, nausea, asthenia, neutropenia, anorexia, increased alanine aminotransferase, increased aspartate aminotransferase, enteritis, decreased neutrophil count and clostridium difficile infection;

•

Tirbanibulin oral - allergic reaction, bacteremia, rash, syncope, perivascular dermatitis, neutropenic fever, hyponatremia, failure to thrive, hypersensitivity, lower extremity edema, mucositis, neutropenia, pancytopenia, thrombocytopenia, seizure and motor vehicle accident, embolic stroke, pneumonitis, fever, acute kidney injury, increased bilirubin and albumin levels, decreased blood platelet count, abdominal pain, arm pain, pain at the base of the neck, pyrexia, chills, rigors, tachypenea, oxygen desaturation, pneumonia, anemia, elevated ALT and AST, dehydration, leukopenia and tremor; and

•	KX-02 - pulmonary embolism; thromboembolic event, hyperuricemia and nausea.

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

We have received Orphan Drug Designation from the FDA for our proprietary product candidates KX2-361 for the treatment of glioma and oral paclitaxel and encequidar for the treatment of angiosarcomas. As part of our business strategy, we may seek Orphan Drug Designation for our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs or medicines, respectively. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In Europe, the EMA will designate orphan status for a disease which affect less than five people per 10,000 individuals.

Generally, if a drug with an Orphan Drug Designation subsequently receives the first regulatory approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for the same drug for the same indication during the period of exclusivity, with certain limited exceptions. The applicable post-approval exclusivity period is seven years in the U.S. and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug Exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan designations for medicines in the U.S. and Europe also benefit from incentives such as reduced fees and protocol assistance.

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

Any regulatory approvals that we receive for our drug candidates may be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS program as a condition of approval of one or more of our drug candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, NMPA or a regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.

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

In addition, if we were able to obtain accelerated approval of any of our drug candidates, the FDA would require us to conduct a confirmatory study to verify the predicted clinical benefit and additional safety studies. Other regulatory authorities outside the U.S., such as the NMPA, may have similar requirements. The results from the confirmatory study may not support any clinical benefit, which would result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.

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

If any of our drug candidates receives regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our drug candidates. In addition, physicians, patients and third-party payors may prefer other novel products to ours, and we may experience difficulties gaining acceptance for our orally administered drug candidates. We are also subject to regulatory restrictions on how we market our drug candidates. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product sales revenues, and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the clinical indications for which our drug candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our drug candidates as a safe and effective treatment;
•	the potential and perceived advantages of our drug candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA, NMPA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA, NMPA or other regulatory authorities;
•	the timing of market introduction of our drug candidates as well as competitive drugs;
•	the cost of treatment in relation to alternative treatments;
•	the amount of upfront costs or training required for physicians to administer our drug candidates;
•	obtaining optimal pricing for products in key global markets;
•	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities (including U.S. federal healthcare programs);
•	the willingness of patients to pay out-of-pocket in the absence of coverage and reimbursement by third-party payors and government authorities;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;
•	the emergence of new biomarker-driven therapies as alternatives to chemotherapy; and
•	the effectiveness of our sales and marketing efforts.

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

API manufacturing facilities are subject to regulation by the applicable regulatory bodies in the place of manufacture as well as the regulatory agency in the country to which the product is exported. For instance, FDA’s cGMP regulations apply to these facilities and violation of these, or other, regulations may result in adverse action against the facility, including cessation of manufacturing activities. Our API manufacturing facilities in Chongqing are also subject to regulation by the NMPA. In addition, the Chongqing plant’s operations are currently suspended based on concerns raised by the DEMC related to the location of our plant. If the FDA, NMPA, DEMC or other regulators discover a problem at one facility, we may be subject to increased scrutiny and/or adverse actions across our operations, including fines or orders to cease manufacturing, which could have a material impact on our operations, clinical development, regulatory approval process, business strategy or results of operations.

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

We intend to test and market our drugs, if approved, in a variety of international markets and we are exploring the licensing of commercialization rights or other forms of collaboration worldwide, which exposes us to additional risks of conducting business in additional international markets.

We conduct business operations in regions including the U.S., China, Taiwan, New Zealand and the United Kingdom, and other non-U.S. markets, including certain countries in Latin America, are an important component of our growth strategy. If we fail to obtain licenses or enter into collaboration arrangements with third parties in these markets, or if these parties are not successful, our revenue-generating growth potential will be adversely affected.

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

We have used bulk vasopressin to produce a compounded ready to use vasopressin product that is preservative free. If we are able to resume selling our compounded vasopressin product, revenues from those sales are expected to be used to fund clinical trials for our cancer drugs in development. However, we have ceased producing and distributing vasopressin following a decision in the DC Court on August 1, 2019. See the risk factor captioned, “If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time-consuming and could prevent or delay us from developing or commercializing our drug candidates.” If we are ultimately unsuccessful in seeking a stay of the DC Court’s decision in the short term, or overturning FDA’s final vasopressin decision in the long term, we would have to abandon this revenue-generating line of business, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S., China and other countries with respect to our proprietary technology and drug candidates. We have sought to protect our proprietary position by filing patent applications in the U.S., China and other countries related to novel technologies and drug candidates that we consider important to our business. As of July 25, 2019, we owned more than 150 granted patents and approximately 40 pending patent applications worldwide. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There can be no assurance that our pending patent applications will result in issued patents. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platforms’ product candidates. Third parties may have blocking patents that could be used to prevent us from commercializing our patented technologies, platforms and product candidates and practicing our proprietary technology. There can also be no assurance that a third party will not challenge the validity of our patents or that we will obtain sufficient claim scope in those patents, in view of prior art, to prevent a third party from competing successfully with our drug candidates. We may become involved in interference, inter partes review, post grant review, ex parte reexamination, derivation, opposition or similar other proceedings challenging our patent rights or the patent rights of others. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and drug candidates, or limit the duration of the patent protection of our technology and drug candidates. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drug candidates similar or identical to ours.

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

In particular, on August 13, 2018, APS and APD, our wholly-owned subsidiaries, filed a complaint for declaratory judgment against Par Pharmaceuticals, Inc., Par Sterile Products, LLC and Endo Par Innovation Company, LLC (together, “Par”) in the United States District Court for the Western District of New York (the “Court”), seeking a declaratory judgment from the Court that our compounded vasopressin drug products in ready-to-use form do not infringe on patents that Par has with respect to its Vasostrict® product and that Par’s patents are invalid. On October 22, 2018, Par filed a motion to dismiss the complaint on the basis that the Court does not have subject matter jurisdiction. On July 9, 2019, the Court issued a decision dismissing the complaint for lack of subject matter jurisdiction, finding that there was no actual controversy between the parties at the time the lawsuit was filed. We do not intend to appeal this decision. Par has not claimed any infringement of its patents, but it could do so by commencing a new lawsuit against us. If such an infringement lawsuit were brought and the court ruled for Par, we could be enjoined from further production of compounded vasopressin within in the United States and sale of compounded vasopressin in or from the United States and for payment of damages to Par for U.S. manufacture or sale of compounded vasopressin that has already taken place.

In addition, on August 13, 2018, APS and APD filed a motion to intervene and seek the dismissal of Par Sterile Products, LLC’s and Endo Par Innovation Company, LLC’s complaint against the FDA and certain governmental officials in the DC Court. Our motion to intervene was granted.  These two Par entities have sought declaratory and injunctive relief, including a preliminary injunction, against FDA and certain governmental officials that: (i) vasopressin be delisted from Category 1 of FDA’s list of bulk drug substances under evaluation pursuant to Section 503B of the FDCA, (ii) the expansion of FDA’s enforcement discretion to Category 1 substances, be enjoined; and (iii) that FDA be enjoined from authorizing the compounding of vasopressin under Section 503B of the FDCA. We and FDA filed motions for judgment on the pleadings. On February 7, 2019, before resolving the above pending motions, the DC Court stayed the case until the earlier of: (i) March 15, 2019; (ii) FDA publishes in the Federal Register a final determination about whether to include vasopressin on the clinical need list; or (iii) Par notify the Parties and the Court of a substantial change in circumstances necessitating a decision on Plaintiffs’ Motion for Preliminary Injunction. On March 4, 2019, FDA published in the Federal Register its final decision not to include vasopressin on the list of bulk drug substances for which there is a clinical need. On the same day, we (Athenex, Inc., APS, and APD) filed a complaint in the DC Court against FDA seeking to vacate its final decision. Par Sterile Products, LLC and Endo Par Innovation Company, LLC joined this case as intervenors.

On March 11, 2019, the DC Court extended the stay of Par’s lawsuit against FDA until resolution of the motions for summary judgment in this newer related case.

In our case against FDA, FDA represented to the DC Court that “until the Court issues a decision on the merits of this action, FDA will not initiate enforcement action against Athenex based solely on Athenex’s use of the bulk drug substance vasopressin to compound drugs and distribute those drugs” and the DC Court incorporated FDA’s representation into its published order. As such,

Athenex produced and distributed compounded vasopressin during the period that the case was pending before the DC District Court and prior to its decision.

On April 30, 2019, the DC Court held a hearing on the parties’ cross motions for summary judgment.  On August 1, 2019, the DC Court issued a ruling upholding FDA’s vasopressin decision and dismissing Athenex’s complaint. Athenex has 60 days to file a notice of appeal with the U.S. Court of Appeals for the District of Columbia Circuit and has sought a stay of the DC Court’s order pending appeal.  Athenex has ceased producing and distributing vasopressin and will continue to do so unless permitted by the Court and FDA.

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

In most countries in which we file patent applications, including the U.S., the term of an issued patent is twenty years from the earliest claimed filing date of a non-provisional patent application in the applicable country. With respect to any issued patents in the U.S., we may be entitled to obtain a patent term extension or extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. Although such extensions may be available, the life of a patent and the protection it affords is by definition limited. Even if patents covering our drug candidates are obtained, we may be open to competition from other companies as well as generic medications once the patent life has expired for a drug. If patents are issued on our currently pending patent applications, the resulting patents will be expected to expire on dates ranging approximately from 2024 to 2040, excluding any potential patent term extension or adjustment. Upon the expiration of our issued patents, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.

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

We have entered into agreements with third parties under which we have granted licenses to use certain of our patents and patent applications, including the rights to develop, seek regulatory approval for and sell products using our KX-01 and KX-02 products. We have also entered into similar agreements sublicensing the intellectual property for the Orascovery platform, which we have licensed from Hanmi Pharmaceutical Co., Ltd. (“Hanmi”). We have granted exclusive patent rights to certain of these partners and have granted them certain additional rights with respect to the intellectual property we have licensed to them. From time to time we may engage in other licensing transactions in which we acquire licenses to certain intellectual property or sublicense intellectual property rights. If we fail to comply with or are found to have violated the terms of any of our licenses, we may be required to rescind or amend our license agreements or pay damages to license counterparties or other rightsholders. This may also negatively impact our relationships with our licensing and sublicensing partners for our candidate platforms.

Related to Our Reliance on Third Parties

We depend on our agreements with Hanmi to provide rights to the intellectual property relating to certain of our lead product candidates. Any termination or loss of significant rights under those agreements would adversely affect our development or commercialization of our lead product candidates.

We have licensed the intellectual property rights related to encequidar, an integral part of our current product candidates, from Hanmi pursuant to two license agreements. If, for any reason, our license agreements are terminated or we otherwise lose those rights, it would adversely affect our business. Our license agreements with Hanmi impose on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Hanmi, and Hanmi may have the right to terminate our license, which could result in us being unable to develop, manufacture and sell our product candidates that incorporate encequidar.

In addition, under our 2013 license agreement with Hanmi, we have granted Hanmi a one-time right of first negotiation that, at Hanmi’s discretion, requires us to negotiate in good faith the sale of our rights in oral paclitaxel and oral irinotecan under such agreement to Hanmi at a purchase price determined by an internationally-recognized investment banking firm with an office in Hong Kong at any time prior to the earlier of (i) our first commercial sale of products using such technology or (ii) receipt by Hanmi of written notice from our company of the sublicense of the rights in an applicable product to a third party. If Hanmi exercises this right of first negotiation and we reach an agreement to sell our rights under that licensing agreement, our ability to continue to develop certain of our product candidates would be significantly impaired and would adversely affect our business and results of operations.

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

We have relied upon and may, in the future, rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. In addition, if we complete the acquisition of CIDAL as intended, our preclinical and clinical programs will largely be performed within the Company and we will be responsible for conducting clinical trials and complying with applicable laws and regulations.

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

If any of our relationships with these third-party CROs terminate, or we are unable to successfully complete the acquisition of CIDAL and integrate their business into ours, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical and preclinical programs. In the event that any of our foreign CROs are impacted by political, social or financial instability, they may be unable to maintain production capacity or compliance with regulatory requirements. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, environmental, health and safety laws and regulations, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our results of operations and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Our total revenue is highly dependent on a limited number of API customers and pharmaceutical wholesalers, and the loss of, or any significant decrease in business from, any one or more of our major API customers or pharmaceutical wholesalers could adversely affect our financial condition and results of operations.

We have derived a significant portion of our revenue from a limited number of customers, as is typical in the pharmaceutical industry. During the year ended December 31, 2016, prior to the launch of our specialty products, we generated 62% of our total revenue from our two largest API customers, Intas Pharmaceuticals and Ebewe Pharmaceuticals. During the year ended December 31, 2017, we generated 28% of our total revenue from those API customers and generated 28% of our total revenue from the three largest wholesalers in the U.S. market, Amerisource, Cardinal Health, and McKesson (15%, 7%, and 6%, respectively). During the year ended December 31, 2018, we generated 10% of our total revenue from those API customers and generated 30% of our total revenue from the three largest wholesalers in the U.S. market, Amerisource, Cardinal Health, and McKesson (12%, 9%, and 9%, respectively). During the period ended June 30, 2019, we generated 10% of our total revenue from those API customers and generated 50% of our total revenue from the three largest wholesalers in the U.S. market, Amerisource, Cardinal Health, and McKesson (21%, 15%, and 14%, respectively).

There are a number of factors that could cause us to lose major API customers. We do not enter into long-term sales contracts with customers but sell API to them based on short-term purchase orders. Accordingly, these customers may choose to use other suppliers with little or no notice, based upon considerations of price, quality, shipping time, competitive or other reasons. In addition, our API customers use the API to manufacture drugs, and they are subject to regulation and oversight by the FDA and other relevant regulatory agencies. If for any reason, any such customer violates an FDA regulation that results in their being prohibited from manufacturing drugs, they would no longer purchase API from us. Such sanctions or regulatory action against drug manufacturers could happen without notice, and our revenue stream could be adversely affected without notice. Because operations at our plant in Chongqing, China are currently suspended, we may not be able to manufacture the API our customers require in the future. If any of our customers finds its own alternate supplier of API, we may lose our API customers and be unable to generate revenue from API sales.

If we are unable to maintain our business relationships with these major API customers and pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our financial condition and results of operations. Even if we are able to maintain our relationships with customers, a change in the mix of products those customers purchase and which we are able to produce may affect our gross margin and results of operations.

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

We have partnered with companies such as Hanmi, Almirall S.A., XLifeSc and Gland and may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our drug candidates and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. For example, pursuant to our agreement with Almirall, if Almirall does not find our Phase 3 results of KX2-391 satisfactory, it has the right to request repayment of the milestone payment we received in the second quarter of 2019, and our agreement may be terminated. If this license agreement is terminated, we will have the right to pursue commercialization of KX2-391 on our own, which would require us to further invest in the product and fund its commercialization, if approved.

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

Our U.S. customer management, order processing, invoicing, cash application, chargeback and rebate processing and distribution and logistics activities are managed by Eversana Life Science Services (“Eversana”), a managed services provider with a focus on life sciences companies. If we were to lose the availability of Eversana’s services due to a dispute, termination of or inability to renew the contract, or other factors such as fire, natural disaster or other disruption, such loss could have a material adverse effect on our operations. Although multiple providers of such services exist, there can be no assurance that we could secure another source to handle these transactions on acceptable terms or otherwise to our specifications in the event of a disruption of services at operational centers.

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

We may choose to hire part-time employees or use consultants. As a result, certain of our employees, officers, directors and consultants may not devote all of their time to our business, and may from time to time serve as officers, directors and consultants of other companies. These other companies may have interests in conflict with ours. For instance, Dr. Johnson Lau, who serves as our Chief Executive Officer and Chairman, Dr. Manson Fok, who serves on our board of directors, are also directors of Avalon Global Holdings Limited, or Avalon, a stockholder of ours. Dr. Lau also serves as the Chief Executive Officer of Axis, a joint venture that we majority own.

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

Our long-term public-private partnerships with governments and government agencies, including in certain emerging markets, include agreements to build and/or maintain manufacturing facilities for us. For example, we entered into an agreement with FSMC, whereby FSMC agreed to fund the costs of construction of a new manufacturing facility in Dunkirk, New York. FSMC is responsible for the costs of construction and of all equipment for the facility, up to an amount not to exceed $200 million plus any amounts not used under the prior $25 million grant to construct our North American headquarters and formulation lab in Buffalo, New York, and shall retain ownership of the Dunkirk facility and the equipment. To the extent the costs of constructing the Dunkirk facility exceed approximately $206 million, we will be responsible for those costs. We are entitled to lease the facility and all equipment at a rate of $1.00 per year for an initial 10-year term, and for the same rate if we elect to extend the lease for an additional 10-year term. We are responsible for all operating costs and expenses for the facility. In exchange, we have committed to spending $1.52 billion on operational expenses in the Dunkirk facility in our first 10-year term in the facility, and an additional $1.5 billion on operational expenses if we elect to extend the lease for a second 10-year term. We have also committed to hiring 450 permanent employees within the first 5 years at the Dunkirk facility. In addition, in July 2017, we entered into a 20-year payment in-lieu of tax agreement with the CCIDA for the construction of our Dunkirk facility, valued at approximately $9.1 million. We have also entered into similar arrangements with FSMC relating to our headquarters, and Chongqing Maliu Riverside Development & Investment Co., Ltd. relating to a plant in Chongqing, China, under which we have committed to achieving certain operating, revenue and tax generation milestones. If we are unable to comply with our obligations under these arrangements, including the milestones we have committed to achieve, we may lose access to the properties covered by such arrangements which could disrupt our operations and manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and would have a significant impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements. For example, our potential liability in connection with a failure to comply with the New York State partnership agreements could be as high as $225 million, depending on the amount of funding ESD had contributed to the Dunkirk project at the time of the claim.

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

As of June 30, 2019, we had 593 employees and consultants and most of our employees are full-time. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we must add a significant number of additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have engaged, and may in the future engage, in transactions with affiliates and other related parties. These transactions may not have been, and may not be, on terms as favorable to us as they could have been if obtained from non-affiliated persons. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms as favorable as would be charged by others, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties. Our affiliates may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•	integrating global operations and conducting our business in multiple geographic areas, each with its own legal system and regulations;
•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or drug candidates and regulatory approvals and
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

We have incurred net operating losses (“NOLs”) for U.S. federal income tax purposes. Unused NOLs will carry forward to offset future taxable income, if any, until such unused NOLs expire (if ever). NOLs generated after December 31, 2017 are not subject to expiration, but the yearly utilization of such NOLs is limited to 80 percent of taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ownership change (generally defined as a greater than 50 percentage points change (by value) in the equity ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock over any three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We believe that we have experienced at least one ownership change in the past and may experience one in the future, which may affect our ability to utilize our NOLs. As of December 31, 2018, we had federal NOLs of approximately $253.8 million that could be limited by our past and any future ownership change, which could have an adverse effect on our future results of operations. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income.

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

Any interruption in manufacturing operations at our manufacturing facilities could result in our inability to satisfy the demands of our clinical trials or commercialization. A number of factors could cause interruptions, including:

•	the continued suspension of our operations at the Chongqing facility or the termination of operations at the facility by the DEMC;
•	regulatory holds on operations at the facilities or the loss of permits to operate facilities;
•	equipment malfunctions or failures;
•	malfunctions or compromise by third party actors of our technology systems;
•	work stoppages;
•	damage to or destruction of either facility due to natural disasters;
•	regional power shortages;
•	product tampering; or
•	terrorist activities.

Any disruption that impedes our ability to manufacture our drug candidates in a timely manner could materially harm our business, financial condition and operating results.

Specifically, operations at our plant in Chongqing, China are currently suspended based on discussions with the DEMC and concerns raised by the DEMC related to the location of our plant. If we are unable to resume operations at that facility and if we are unable to find alternate suppliers of our product candidates, specifically tirbanibulin, oral paclitaxel and encequidar, we may have to delay our scheduled development of our product candidates. If we are unable to perform the clinical testing required to obtain regulatory approval, we will be unable to commercialize our product candidates.

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

We have operations, conduct clinical trials, deal with government entities, including hospitals and public health regulators, and have contracts in countries known to experience corruption and commercial bribery. Our activities in these countries, particularly China and countries in Latin America, create the risk of unauthorized payments or offers of payments by our employees, brokers or agents that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control and supervision. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China, where we conduct business. There is no assurance that our existing safeguards and procedures will be completely effective in ensuring compliance with such laws, and our employees, brokers or agents may engage in conduct for which we may be held responsible. Violations of the FCPA or other anti-bribery laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our reputation, business, operating results, and financial condition.

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

A number of governmental agencies or industry regulatory bodies in the U.S., and in non-U.S. jurisdictions including China and countries in Latin America, impose strict rules, regulations and industry standards governing pharmaceutical and biotechnology research and development and manufacturing and marketing activities, which apply to us. Our failure to comply with such regulations could result in the termination of ongoing research or manufacturing and marketing, administrative penalties imposed by regulatory bodies or the disqualification of data for submission to regulatory authorities. This could harm our reputation, prospects for future work and operating results. For example, if we were to treat research animals inhumanely or in violation of international standards set out by the Association for Assessment and Accreditation of Laboratory Animal Care, it could revoke any such accreditation and the accuracy of our animal research data could be questioned.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by China and other non-U.S. governments. Specifically in China, on July 21, 2005, the Chinese government changed its policy of pegging the value of the RMB to the U.S. dollar. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the Chinese government has allowed the RMB to appreciate slowly against the U.S. dollar again, and it has appreciated more than 10% since June 2010. In April 2012, the Chinese government announced that it would allow more RMB exchange rate fluctuation and in August 2015, China’s central bank executed a 2% devaluation in the RMB. From December 31, 2016 to December 31, 2017, the RMB appreciated approximately 6.3% against the U.S. dollar. From December 31, 2017 to December 31, 2018, the RMB depreciated approximately 5.6% against the U.S. dollar. From December 31, 2018 to June 30, 2019, the RMB appreciated approximately 0.4% against the U.S. dollar. It remains unclear what further fluctuations may occur or what impact this will have on the currency and our results of operations.

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

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China. In response, China has proposed and implemented their own tariffs on certain products, which may impact our supply chain and our costs of doing business. If we are impacted by the changing trade relations between the U.S. and China, our business and results of operations may be negatively impacted. Continued diminished trade relations between the U.S. and other countries, including potential reductions in trade with China and others, as well as the continued escalation of tariffs, could have a material adverse effect on our financial performance and results of operations.

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

Substantial uncertainties exist with respect to the enactment, interpretation and implementation of Chinese Foreign Investment Law and Negative List and how they may impact the viability of our current corporate governance.

On March 15, 2019, the National People’s Congress of the PRC promulgated the Foreign Investment Law of the People’s Republic of China (the “FIL”) which will become effective on January 1, 2020. Simultaneously, the three foreign investment laws (i.e. the Wholly Foreign-Owned Enterprise Law, the Sino-Foreign Equity Joint Venture Enterprise Law, and the Sino-Foreign Cooperative Joint Venture Enterprise Law) will be repealed on January 1, 2020. Pursuant to the FIL, foreign investors shall not invest in any field forbidden by the negative list for access of foreign investment. For any field on the negative list, foreign investors shall conform to the investment conditions provided in the negative list. Fields not included in the negative list shall be managed under the principle that domestic investment and foreign investment shall be treated uniformly. According to the FIL, the organization form and institutional framework shall be subject to the provisions of the Company Law of the People's Republic of China, the Partnership Enterprise Law of the PRC, and other PRC laws. Foreign invested enterprises, which were established in accordance with the aforesaid three foreign investment laws may retain their original organization forms and other aspects for five years after the implementation of the FIL. Specific implementation measures shall be formulated by the State Council of the PRC.

In June 2017 the National Development and Reform Commission and the Ministry of Commerce jointly issued Catalogue of Industries for Guiding Foreign Investment (2017 Revision), which introduced Special Administrative Measures on Access of Foreign Investment (“Negative List”). Any industry not listed in the catalogue and Negative List is a permitted industry, and is generally open to foreign investment unless specifically prohibited or restricted by the Chinese laws and regulations. The Negative List is further divided into restricted foreign-invested industries and prohibited foreign-invested industries. The Negative List was further revised in 2018 and 2019. The most updated Negative List was issued on June 30, 2019 and takes effect on July 30, 2019.

The FIL and Negative List may also materially impact our corporate governance practice and increase our compliance costs. For instance, the FIL imposes stringent ad hoc and periodic information reporting requirements on foreign investors and the applicable FIEs. Aside from investment implementation report and investment amendment report that are required at each investment and alteration of investment specifics, an annual report is mandatory, and large foreign investors meeting certain criteria are required to report on a quarterly basis. Any company found to be non-compliant with these information reporting obligations may potentially be subject to fines and/or administrative or criminal liabilities, and the persons directly responsible may be subject to criminal liabilities.

Chinese regulations relating to investments in offshore companies by Chinese residents may subject our future Chinese-resident beneficial owners or our Chinese subsidiaries to liability or penalties, limit our ability to inject capital into our Chinese subsidiaries or limit our Chinese subsidiaries’ ability to increase their registered capital or distribute profits.

The SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular, commonly known as SAFE Circular 75, promulgated by SAFE on October 21, 2005. According to Notice on Further Simplifying and Improving Policies for the Foreign Exchange Administration of Direct Investment, the “Circular 13”, which became effective on June 1, 2015, banks shall directly examine and handle foreign exchange registration under domestic direct investment and foreign exchange registration under overseas direct investment, and the SAFE and its branch offices shall indirectly regulate the foreign exchange registration of direct investment through banks. SAFE Circular 37, Circular 13 and other SAFE rules require Chinese residents to register with local branches of SAFE or delegated commercial banks in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such Chinese residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle”. SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by Chinese individuals, share transfer or exchange, merger, division or other material events. In the event that a Chinese stockholder holding interests in a special purpose vehicle fails to fulfill the required registration, the Chinese subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its Chinese subsidiary. Moreover, failure to comply with the various registration requirements described above could result in liability under Chinese law for evasion of foreign exchange controls.

We believe that certain of our stockholders are Chinese residents under SAFE Circular 37. These certain stockholders have undertaken to (i) apply to register with local SAFE branch or its delegated commercial bank as soon as possible after exercising their options and (ii) indemnify and hold harmless us and our subsidiaries against any loss suffered arising from their failure to complete the registration. We do not have control over the stockholders and our other beneficial owners and cannot assure you that all of our Chinese-resident beneficial owners have complied with, and will in the future comply with, SAFE Circular 37 and subsequent implementation rules. The failure of Chinese-resident beneficial owners to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure of future Chinese-resident beneficial owners of our company to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject such beneficial owners or our Chinese subsidiaries to fines and legal sanctions. Furthermore, SAFE Circular 37 is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant Chinese government authorities, and we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our Chinese subsidiaries and limit our Chinese subsidiaries’ ability to distribute dividends to us. These risks could in the future have a material adverse effect on our business, financial condition and results of operations.

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

Under the Chinese Enterprise Income Tax Law and its implementing rules, both of which came into effect on January 1, 2008, as amended on February 24, 2017 and December 29, 2018, enterprises established under the laws of jurisdictions outside of China with “de facto management bodies” located in China may be considered Chinese tax resident enterprises for tax purposes and may be subject to the Chinese enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise. The State Administration of Taxation has issued guidance, known as Circular 82 that provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by Chinese enterprises, not those, such as us, controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by Chinese enterprises. Although the reviewing procedure in Circular 82 was simplified on December 29, 2017, pursuant to Decision of the SAT on Issuing the Catalogues of Tax Departmental Rules and Tax Regulatory Documents Which Are Invalidated, the “de facto management body” test is still valid. Currently, our management is located in the U.S., and we generate a portion of our revenues within China and a portion outside China. We believe that neither we nor any of our subsidiaries outside of China is a Chinese resident enterprise for Chinese tax purposes. However, the tax resident status of an enterprise is subject to determination by the Chinese tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body”. If we were to be considered a Chinese resident enterprise, we would be subject to Chinese enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Chinese Enterprise Income Tax Law.

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

We and our stockholders face uncertainties with respect to indirect transfers of equity interests in Chinese resident enterprises by their non-Chinese holding companies.

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

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. A portion of our revenue may in the future be denominated in RMB. Shortages in availability of foreign currency may then restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to our offshore entities for our offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign currency denominated obligations. The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, our Chinese subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a portion of our future revenue may be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of China or pay dividends in foreign currencies to our stockholders, including holders of our common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.

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

In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons, including:

•	announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•	announcements of therapeutic innovations or new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	any adverse changes to our relationship with manufacturers or suppliers;
•	the results of our testing and clinical trials;
•	the results of our efforts to acquire or license additional drug candidates;
•	variations in the level of expenses related to our existing drug candidates or preclinical and clinical development programs;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;
•	variations in our results of operations;
•	announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings;
•	publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts;
•	changes in financial estimates by securities research analysts;
•	announcements made by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures or capital commitments;
•	press reports or other negative publicity, whether or not true, about our business;
•	additions to or departures of our management;
•	fluctuations of exchange rates between the RMB and the U.S. dollar;
•	release or expiry of lock-up or other transfer restrictions on our outstanding common stock;
•	sales or perceived potential sales of additional common stock;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the U.S. equity markets;
•	changes in accounting principles and
•	changes or developments in China or global regulatory environment.

Any of these factors may result in large and sudden changes in the volume and trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit, it could divert the attention of management, and, if adversely determined, have a material adverse effect on our financial condition and results of operations.

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

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. For so long as we remain an emerging growth company, we are permitted and intend to rely on some of the exemptions from certain reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include but are not limited to not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We intend to retain most, if not all, of our available funds and earnings to fund the development and growth of our business. In addition, our senior secured loan agreement with Perceptive restricts our and our restricted subsidiaries’ ability to pay dividends. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

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

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

Our certificate of incorporation limits, to the maximum extent permitted under Delaware law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. The indemnification provisions may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of certain proceedings against them as to which they could be indemnified. Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Delaware law does not permit a corporation to eliminate a director’s duty of care and the provisions of our certificate of incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director’s breach of the duty of care.

We believe that our limitation of officer and director liability assists us to attract and retain qualified employees and directors. However, in the event an officer, a director or the board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting there from. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit our stockholders and us. Limitations of director liability may be viewed as limiting the rights of stockholders, and the broad scope of the indemnification provisions contained in our certificate of incorporation could result in increased expenses.

Our directors, executive officers and principal stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, officers and stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 41% of our outstanding common stock based on the number shares outstanding as of June 30, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

In addition, our directors and officers as a group, beneficially own in the aggregate approximately 9% of our outstanding common stock based on the number shares outstanding as of June 30, 2019. As such, our directors and executive officers could have considerable influence over matters such as approving a potential acquisition of us. Our directors and executive officers’ investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

Anti-takeover provisions in our charter documents may discourage our acquisition by a third party, which could limit our stockholders’ opportunity to sell their shares at a premium.

Our amended and restated certificate of incorporation and bylaws include provisions that could limit the ability of others to acquire control of our company, modify our structure or cause us to engage in change-of-control transactions. These provisions could have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control in a tender offer or similar transaction.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, we are not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we issue financial statements for the year ending December 31, 2019 because we are an emerging growth company. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We have limited experience complying with Section 404, and such compliance may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our shares could decline if investors and others lose confidence in the reliability of our financial statements, we could be subject to investigation by the SEC or other applicable regulatory authorities and our business could be harmed.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.20.1	Supplemental Agreement to Athenex Pharmaceutical Base Project Located in the Chongqing Maliu Riverside Development Zone Agreement with Chongqing Maliu Riverside Development and Investment Co., Ltd. (English translation of original foreign language agreement).	—	—	—	Filed herewith

10.29.1	Amendment to Grant Disbursement Agreement by and between the New York State Urban Development Corporation d/b/a Empire State Development and Athenex, Inc.	—	—	—	Filed herewith
10.30.2	Second Amendment to License and Development Agreement by and between Athenex, Inc., Almirall, S.A., and Aqua Pharmaceuticals LLC, dated as of June 18, 2019.	—	—	—	Filed herewith

10.34.1	Amendment No. 1 to Credit Agreement by and between Athenex, Inc. and Perceptive Advisors LLC, dated as of April 22, 2019.	—	—	—	Filed herewith

10.34.2	Amendment No. 2 to Credit Agreement by and between Athenex, Inc. and Perceptive Advisors LLC, dated as of August 5, 2019.	—	—	—	Filed herewith

10.47	Share Purchase Agreement, by and among Athenex, Inc., Perceptive Life Sciences Master Fund, Ltd., venBio Select Fund LLC, OrbiMed Partners Master Fund Limited, and The Biotech Growth Trust PLC, dated as of May 3, 2019	8-K	001-38112	10.1	May 6, 2019

10.48	Registration Rights Agreement, by and among Athenex, Inc., Perceptive Life Sciences Master Fund, Ltd., venBio Select Fund LLC, OrbiMed Partners Master Fund Limited, and The Biotech Growth Trust PLC, dated as of May 7, 2019	S-3ASR	333-232772	4.2	July 23, 2019

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) and the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athenex, Inc.

Date: August 7, 2019	By:	/s/ Johnson Y.N. Lau
Chief Executive Officer and Board Chairman (Principal Executive Officer)
Date: August 7, 2019	By:	/s/ Randoll Sze
Chief Financial Officer (Principal Financial and Accounting Officer)