Form 10-K
period 2019-12-31
Athenex, Inc.
filed 2020-03-02
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission ﬁle number 001-38112

ATHENEX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1985966
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identiﬁcation No.)
1001 Main Street, Suite 600 Buffalo, NY
United States	14203
(Address of principal executive ofﬁces)	(Zip Code)

(716) 427-2950

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	ATNX	The Nasdaq Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as deﬁned in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated ﬁler	☒	Accelerated ﬁler	☐
Non-accelerated ﬁler	☐	Smaller reporting company Emerging growth company	☐ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-afﬁliates of the registrant calculated based on the closing price of $19.80 of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2019, the last business day of the registrant’s most recently completed second ﬁscal quarter, was approximately $867 million.

As of February 28, 2020, 81,627,093 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders currently scheduled to be held June 5, 2020 are incorporated by reference into Part III hereof.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, clinical development activities, the timing and results of clinical trials and potential regulatory approval and commercialization of product candidates. In some cases, forward-looking statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “indicate,” “could,” “would,” “project,” “plan,” “expect,” “seek,” “strategy,” “mission” and similar expressions and variations thereof. These words are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

Athenex, Inc., together with its subsidiaries (“Athenex,” the “Company,” “we,” “us” or “our”), is a global biopharmaceutical company dedicated to becoming a leader in the discovery, development and commercialization of next generation drugs for the treatment of cancer. Our mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. We are organized around three platforms, an Oncology Innovation Platform, a Commercial Platform and a Global Supply Chain Platform. Our current clinical pipeline in the Oncology Innovation Platform is derived from four different proprietary technologies: (1) Orascovery, based on a P-glycoprotein (“P-gp”) pump inhibitor, (2) Src Kinase inhibition, (3) T-cell Receptor-engineered T-cells (“TCR-T”), and (4) arginine deprivation therapy. We have assembled a strong and experienced leadership team and have established global operations across the pharmaceutical value chain to execute our goal of becoming a global leader in bringing innovative cancer treatments to the market and improving health outcomes.

Significant Developments in the Oncology Innovation Platform

Orascovery Platform

Our Orascovery technology is based on the novel P-gp pump inhibitor molecule, encequidar, formerly known as HM30181A. Oral administration of encequidar in combination with established chemotherapy agents such as paclitaxel, irinotecan, docetaxel, topotecan and eribulin has been shown in our clinical studies to date to improve the absorption of these agents by blocking the P-gp pump in the intestinal wall. Oral paclitaxel and encequidar, formerly known as Oraxol (“Oral Paclitaxel”) is our lead asset in our Orascovery platform. We are also advancing the following clinical candidates for the treatment of solid tumors on this platform: oral irinotecan and encequidar, formerly known as Oratecan (“Oral Irinotecan”); oral docetaxel and encequidar, formerly known as Oradoxel (“Oral Docetaxel”); oral topotecan and encequidar, formerly known as Oratopo (“Oral Topotecan”); and oral eribulin and encequidar, formerly known as Eribulin ORA (“Oral Eribulin”).

Significant developments in our Orascovery platform in 2019 include the following:

We announced topline results in August 2019 for our Phase 3 study of Oral Paclitaxel for the treatment of metastatic breast cancer and presented further data of the Phase 3 study in an oral presentation at the San Antonio Breast Cancer Symposium (“2019 SABCS”) in December 2019. Results demonstrated that the study met its primary endpoint showing statistically significant improvement in overall response rate for Oral Paclitaxel compared to intravenous (“IV”) paclitaxel and neuropathy was less frequent with Oral Paclitaxel compared to IV paclitaxel. In addition, ongoing analysis of secondary endpoints of survival showed a strong trend favoring Oral Paclitaxel, in particular, Oral Paclitaxel showed a statistically significant improvement in overall survival compared to IV paclitaxel in the prespecified modified intention-to-treat population. We intend to establish Oral Paclitaxel as the treatment of choice for patients receiving chemotherapy for metastatic breast cancer and intend to file a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) in 2020 to secure regulatory approval of Oral Paclitaxel for metastatic breast cancer, although we can provide no assurance that we will be successful in obtaining the FDA’s approval to commercialize Oral Paclitaxel.

We are also evaluating Oral Paclitaxel in the treatment of angiosarcoma and in combination with other therapies, including anti-VEGF and anti-PD-1 therapies. In May 2019, we announced early and complete response data from a clinical study of Oral Paclitaxel in cutaneous angiosarcoma, and the study is continuing to enroll. Oral Paclitaxel also received Orphan Designations from the European Commission for the treatment of soft tissue sarcoma, in October 2019. We are also studying Oral Paclitaxel with ramucirumab in a Phase 1b study in patients with advanced gastric cancer who failed previous chemotherapy. We presented results from the study at the European Society for Medical Oncology (“ESMO”) Congress 2019 on the first three patient cohorts and are continuing to advance in the expansion phase of the study. Our Phase 1/2 study of Oral Paclitaxel in combination with pembrolizumab, or Keytruda, in patients with advanced solid malignancies is ongoing.

In addition to the progress made with respect to our lead product candidate, we continued to advance our other Orascovery product candidates in 2019. We presented preliminary results with respect to our Phase 1 study of Oral Irinotecan at the American Society of Clinical Oncology annual meeting in May 2019 (“2019 ASCO Annual Meeting”). We are planning Phase 2 studies for both Oral Irinotecan and Oral Docetaxel. A Phase 1 study of Oral Eribulin in patients with solid tumors is ongoing.

Src Kinase Inhibition Platform

Our Src Kinase inhibition platform technology is based on novel small molecule compounds that have multiple mechanisms of action, including the inhibition of the activity of Src Kinase and the inhibition of tubulin polymerization, which may limit the growth or proliferation of cancerous cells. We believe the combination of these mechanisms of action provides a broader range of anti-cancer activity compared to either mechanism of action alone. Our lead product candidate on our Src Kinase inhibition platform is tirbanibulin (formerly known as KX2-391 and KX-01) ointment, which we are advancing for the treatment of actinic keratosis (“AK”) as well as psoriasis and skin cancer. Our other clinical candidates and their indications in this platform include tirbanibulin oral for solid and liquid tumors and KX2-361, formerly known as KX-02, for brain cancers, such as glioblastoma multiforme (“GBM”).

Significant developments in our Src Kinase inhibition platform in 2019 include the following:

We completed two Phase 3 studies for tirbanibulin ointment in the treatment of AK and presented topline results from the two Phase 3 studies in a late breaker session at the 2019 annual meeting of the American Academy of Dermatology (“2019 AAD Annual Meeting”). The results showed that both studies achieved their primary endpoint with 44% and 54% of patients in studies KX01-AK-003 and KX01-AK-004, respectively, achieving 100% AK lesion clearance at Day 57 within the face or scalp treatment areas. There was a statistically significant greater clearance rate in favor of tirbanibulin ointment 1% versus vehicle in each study and in each of the predefined patient subgroups. Safety results showed that tirbanibulin ointment was well tolerated. In October 2019, we announced a progress update for tirbanibulin ointment in the treatment of AK from our partner Almirall, S.A. (“Almirall”), with whom we are collaborating for the development and commercialization of tirbanibulin in the U.S. and Europe. We also announced the completion of pre-NDA consultation with the FDA.

We submitted an NDA to the FDA for tirbanibulin ointment as a topical treatment for AK. We are seeking approval of tirbanibulin ointment pursuant to Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act (“FDCA”). We can provide no assurances the FDA will accept the NDA submission for filing, or if accepted, that our NDA will ultimately receive approval.

A study of tirbanibulin ointment 1% in psoriasis once daily for five days in a Phase 1 clinical trial sponsored by our partner, PharmaEssentia Corp. (“PharmaEssentia”), is ongoing.

With respect to KX2-361, our other Src Kinase inhibition platform product candidate, we announced in September 2019 that our partner, Guangzhou Xiangxue Pharmaceutical Co., Ltd. (“Xiangxue”), initiated a Phase 1 study in China of KX2-361 oral treating advanced malignant solid tumors on the strength of encouraging results in preclinical studies.

Other Platforms

The other technologies in our Oncology Innovation Platform are our TCR-T immunotherapy technology under which we are advancing TCR affinity-enhancing specific T-cell (TAEST) therapy with our first drug candidate, TAEST16001, and our arginine deprivation therapy technology under which we are advancing PT01, also known as Pegtomarginase. With respect to these technologies, we announced several developments in 2019.

In March 2019, we announced that our partner, Xiangxue Life Sciences Limited (“XLifeSc”), a wholly-owned subsidiary of Xiangxue, received notice of allowance from the China National Medical Product Administration (“NMPA”) of its Investigational New Drug (“IND”) application to initiate registration related clinical studies in China of TAEST therapy in patients with solid tumors that are HLA-A*02:01 positive and NY-ESO-1 positive. The cancer immunotherapy product, named TAEST 16001, is an autologous cell-based therapy utilizing the TAEST technology to enhance affinity against the HLA-A*02:01 restricted antigen NY-ESO-1. We are currently preparing the US IND for TAEST 16001.

In June 2019, the FDA allowed our IND application for the clinical investigation of PT01 for the treatment of patients with advanced malignancies. The compound targets cancer growth and survival by removing the supply of arginine to cancers that have a disrupted urea cycle. Also in June 2019 we presented preclinical study results of PT01 in a poster session at the 2019 ASCO Annual Meeting. The biologic agent demonstrated high enzymatic activity, predictable pharmacokinetic-pharmacodynamic profiles, and cytotoxicity in vitro. Mouse xenograft models showed good tumor growth inhibition activity at tolerable doses with only transient weight loss during therapy. We are currently planning a Phase 1 clinical study for PT01.

Other Business Developments

Other significant business developments for the Company in 2019 include:

•

In December 2019, we entered into an exclusive license agreement with Xiangxue (the “2019 Xiangxue License”), pursuant to which we granted Xiangxue exclusive rights to develop and commercialize Oral Paclitaxel and Oral Irinotecan, tirbanibulin ointment in China, Hong Kong and Macau, for certain indications, including oncological and AK indications, as well as other indications that we and Xiangxue mutually agree to pursue under the 2019 Xiangxue License. The 2019 Xiangxue License contains an option, exercisable by Xiangxue, for two additional product candidates which may be included under the 2019 Xiangxue License. For additional information, please see “Business—License and Collaboration Agreements—Xiangxue License Agreements.”

•

Also in December 2019, we closed a private placement equity offering in which M. Kingdon Offshore Master Fund, LP as lead investor together with a number of institutional investors purchased 3,945,750 million shares of common stock at a price of $15.30 per share. The aggregate gross proceeds received by us were $60.4 million and net proceeds were approximately $59.4 million.

•

In September 2019, we announced that we had completed construction of the new active pharmaceutical ingredient (“API”) facility in Chongqing, China. The 440,000-square-foot facility is preparing to commence operations in the second half of 2020. The construction of the facility is part of our strategy for vertical integration in order to capture value across the supply chain. Once operational, the facility is expected to expand our API production capabilities to further support our global clinical development needs and ensure the supply of API for commercial launches. The new API facility was constructed in accordance with an agreement with Chongqing Maliu Riverside Development & Investment Co., Ltd. (“CQ”). For additional information, please see “Business—Strategic Public-Private Partnerships—China Partnership.”

•

In June 2019, we announced the strategic expansion of our presence in Europe and Latin America to grow our global clinical research and development capacity by establishing offices in Manchester to support our ongoing clinical studies in the U.K. and to continue expanding our research and development capabilities in the region. We also entered into a definitive agreement to acquire certain assets of CIDAL Limited (“CIDAL”). The transactions contemplated by the asset purchase agreement closed in October 2019. CIDAL is a contract research organization (CRO) with headquarters in Guatemala and operations in various countries in Latin America. CIDAL has provided CRO services and support for our Phase 3 study of Oral Paclitaxel for metastatic breast cancer.

•

In May 2019, we suspended operations at our existing API plant in Chongqing, based on the concerns raised by the Department of Emergency Management of Chongqing (the “DEMC”) related to the location of our plant. As a result of suspending these operations, we are currently unable to produce commercial batches of API, which has impacted our revenue. We can provide no assurances of when, if at all, commercial production of API will resume at the plant. Although we currently are producing API for our ongoing clinical studies, we can make no assurances that such production will be able to provide sufficient quantities for all future clinical studies and that alternative suppliers will be available if needed to produce API for our clinical trials.

•

Also in May 2019, we closed a private placement equity offering in which three institutional investors, Perceptive Advisors LLC (“Perceptive”), Avoro Capital Advisors (formerly known as venBio Select Advisor) and OrbiMed Partners Master Fund Limited and The Biotech Growth Trust PLC (combined known as OrbiMed) purchased 10,000,000 shares of common stock at a price of $10.00 per share. The aggregate gross proceeds received by us were $100 million and net proceeds were approximately $99.8 million.

Overview of Our Business Organization Commercial Platform U.S. Sales & Marketing Chicago, IL Global Partnering Chicago, IL Oncology Innovation Platform Research Labs Buffalo, NY Clinical  Development Buffalo, NY Hong Kong, HK Cranford, NJ Chongqing, China Taipei, Taiwan Buffalo, NY Cranford, NJ Chongqing, China Taipei, Taiwan Regulatory Global Supply Chain Platform cGMP High  Potency API  Facilities Chongqing, China Under Development cGMP  Manufacturing Clarence, NY Formulation Labs Buffalo

Mission and Strategy

We have a comprehensive and experienced leadership team who have come together under one organization to achieve our mission of improving the lives of cancer patients by creating more effective, safer and tolerable treatments. We have the goal of becoming a global leader in bringing innovative cancer treatments to the market and improving health outcomes. To achieve our goal, we have established the following strategic priorities:

Obtain regulatory approval and prepare to commercialize Oral Paclitaxel and tirbanibulin ointment - We intend to file an NDA with the FDA in 2020 to secure regulatory approval of Oral Paclitaxel for metastatic breast cancer, and if approved, to establish it as the chemotherapy of choice for patients with metastatic breast cancer. If approved by the FDA, we plan to commercialize Oral Paclitaxel in the U.S. by leveraging our commercialization capabilities in the U.S., and also plan to evaluate marketing options outside of the U.S., including using our internal resources, partnering with others, or out-licensing the product. We submitted an NDA to the FDA for tirbanibulin ointment for the treatment of AK and we can provide no assurances the FDA will accept the NDA submission for filing, or if accepted, that our NDA will ultimately receive approval. Our strategic partner Almirall will employ its expertise to support the development of tirbanibulin ointment, if approved, in Europe and also to commercialize the product in the U.S. and European countries, including Russia.

Rapidly and concurrently advance our other clinical programs and product candidates - We intend to pursue the fastest feasible pathways to approval of our existing clinical product pipeline. For example, in our Orascovery platform, we plan to continue to advance our studies evaluating Oral Paclitaxel in other indications as well as those of our other Orascovery product candidates. In addition, we continue to make progress with the development of the clinical program for tirbanibulin. We will also evaluate options to enter into partnerships and collaborations where appropriate.

Enhance and expand our other new technology platforms -  In 2018, Axis Therapeutics Limited, our majority owned subsidiary, commenced the development of TCR-T through an in-license from XLifeSc. We are currently preparing the U.S. IND application for TAEST16001. In 2018, we commenced development of arginine deprivation therapy, based on our pegylated genetically modified human arginase technology which is in-licensed from Avalon Polytom (HK) Limited (“Polytom”). In June 2019, the FDA allowed the IND application for the clinical investigation of PT01 for the treatment of patients with advanced malignancies and we are currently planning a Phase 1 clinical study. In addition to our existing portfolio of clinical candidates, our research and development teams are evaluating additional applications of our novel technology platforms. For example, our novel Cytochrome P450 (“CYP”) and P-gp dual inhibitor technology could expand the breadth of application for our oral enabling platform.

Leverage our global research and development operations to continue development of an oncology-focused product pipeline - We have research and development operations in the U.S., U.K., China, Taiwan and Latin America that are focused on advancing our existing product pipeline and on developing additional novel clinical drug product candidates in order to replenish our development pipeline as other candidates mature. We have developed a core competency in oral absorption technology and apply that skill to develop new methods of drug discovery and to identify new pipeline candidates, such as our Oral Eribulin IND program. In addition, we may leverage our research and development capabilities to partner with others for the development of new pipeline candidates. We believe that we can create substantial long-term value by pursuing a robust, ongoing research and development program.

Continue to build an integrated business model that leverages our proprietary commercial platform, supply chain and cGMP manufacturing capabilities - We built our U.S. commercial operation in preparation for future FDA approvals of our proprietary product candidates. We believe that our experienced product commercialization team can build an infrastructure that leverages both our global facilities and collaborative relationships to achieve global distribution of any products approved by the FDA and regulatory authorities in other jurisdictions, as applicable, in a timely and cost-effective manner. Our strategic partner Almirall will employ its expertise to support the development in Europe and also to commercialize tirbanibulin in the U.S. and European countries, including Russia. In addition, we intend to utilize current Good Manufacturing Practices (“cGMP”) manufacturing facilities from our public/private partnerships in both the China and U.S. markets as a mechanism to build-out our supply chain around the world.

Selectively pursue strategic M&A, licensing or partnership opportunities to complement our existing operations - We continue to pursue strategic acquisitions, licensing and partnership opportunities. We will continue to target opportunities that will complement our existing portfolio and operations to create value for stockholders and support our business strategy and mission.

Operating Segments

We have organized our business model into three platforms: (1) our Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; (2) our Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs; and (3) our Global Supply Chain Platform, dedicated to providing a stable and efficient supply of APIs for our clinical and commercial efforts. Our global operations across the three segments as of December 31, 2019 are shown below:

* Includes Guatemala City, Guatemala and Buenos Aires, Argentina

Our Oncology Innovation Platform

Within our Oncology Innovation Platform, we have four different technologies: (1) Orascovery, based on a P-glycoprotein (P-gp) pump inhibitor, (2) Src Kinase inhibition, (3) TCR-T immunotherapy, and (4) arginine deprivation therapy. The following table summarizes the clinical development status of our current pipeline of product candidates in our Oncology Innovation Platform as of December 31, 2019:

May 2019  Program Drug Candidate Indication Pre-clinical Phase 1 Phase 2 Phase 3 Orascovery  (P-gp inhibitor [ encequidar ] +  chemoRx agents )  Oral paclitaxel + encequidar Metastatic breast cancer Angiosarcoma Oral paclitaxel + encequidar w/  pembrolizumab Solid tumors Oral paclitaxel + encequidar w/  ramucirumab Gastric cancer Oral irinotecan + encequidar Solid tumors Oral docetaxel + encequidar Solid tumors  Oral topotecan + encequidar Solid tumors Oral  eribulin + encequidar Solid tumors  Dual Inhibition ATNX - 04 (CYP / P - gp) Multiple tumors Src Kinase Inhibition Tirbanibulin ointment Actinic keratosis Psoriasis Skin Cancers Tirbanibulin  oral Liquid tumors Ovarian cancer KX2 - 361 Glioblastoma TCR - T Immunotherapy TAEST16001 Multiple tumors Arginine Deprivation Therapy PT01 ( Pegtomarginase) Multiple tumors

In addition to our existing portfolio of clinical candidates, our research and development teams are evaluating additional applications of our novel technology platforms. For example, our novel CYP and P-gp dual inhibitor technology could expand the breadth of application for our oral enabling platform.

We collaborate with a number of biotechnology pharmaceutical companies, including Hanmi Pharmaceutical Co., Ltd. (“Hanmi”), Eli Lilly and Company (“Lilly”), Almirall, Xiangxue, ZenRx Limited (“ZenRx”) and PharmaEssentia, to support the development of our clinical pipeline globally and explore additional indications. For additional information, please see “Business—License and Collaboration Agreements”.

Our Orascovery Platform

Our Orascovery platform technology is based on the novel oral P-gp pump inhibitor molecule, encequidar. The P-gp pump is a plasma membrane efflux protein on the cells which forms a localized drug transport system. In the intestine it limits the oral absorption of a large number of drugs, including widely used P-gp substrate cancer chemotherapeutic drugs such as paclitaxel, irinotecan, docetaxel and eribulin, thus restricting their current dosing to IV administration. We are developing a series of orally administered chemotherapeutic agents using our proprietary P-gp pump inhibitor delivery system. For our lead Orascovery product candidate, Oral Paclitaxel, sequential co-administration of encequidar and oral paclitaxel is designed to facilitate oral absorption of paclitaxel and achieve therapeutic blood levels. Studies conducted to date have indicated that oral administration of paclitaxel in combination with encequidar has lower peak concentrations of paclitaxel in the blood which we believe will result in lower rates of peripheral neuropathy. In addition, oral administration eliminates infusion-related reactions related to IV administration of paclitaxel, which could improve patient tolerability and allow for longer dosing durations to improve efficacy. The technology is designed to enable the oral administration of many cancer agents, which currently are only given by IV due to poor oral absorption. Oral administration of certain cytotoxic chemotherapies can potentially overcome several key challenges in IV administration of those drugs. In addition to Oral Paclitaxel, we are advancing Oral Irinotecan, Oral Docetaxel, Oral Topotecan and Oral Eribulin as other clinical candidates on this platform.

Chemotherapeutic agents such as paclitaxel, irinotecan, docetaxel and eribulin are clinically proven and widely used. However, these agents have historically been limited to IV administration, which can result in adverse events which are due, in part, to high peak blood concentration levels of the chemotherapeutic drugs. In addition, for some agents, there are infusion-related reactions caused, in part, by solubilizing dilution agents used to facilitate IV administration. A cancer patient’s inability to tolerate IV chemotherapies may limit the long-term efficacy of IV anti-cancer therapies. We believe our pipeline products, which leverages our proprietary delivery system will expand the use of these chemotherapeutic agents. We believe that our Orascovery platform overcomes the current challenges of chemotherapeutic agents by allowing more frequent dosing over longer periods of time, which we believe will lead to better tolerability and allow for higher total dosage and longer time exposure to the chemotherapeutic agent.

We have historically observed that a novel technology applied to a traditional chemotherapy agent may achieve pricing premiums if data demonstrates superior efficacy and tolerability as compared to current standards of care. We believe our pipeline products will be able to capture a large untapped market and achieve significantly larger market potential than the revenue generated by existing formulations, due to (1) increasing adoption of oral therapy due to patient preference, (2) the potential for improved response rates through greater exposure (based on our predictive model), (3) the potential for improved tolerability (based on our predictive model) and (4) the possibility to expand the market through combination therapies with immuno-oncology therapy and oral targeted treatments.

Encequidar—Our Novel P-gp Pump Inhibitor

The novel P-gp inhibition molecule, encequidar (formerly known as HM30181A), belongs to a new class of P-gp inhibitor that has high potency, specificity and local action at the intestine cells, and forms the cornerstone of our Orascovery platform. Encequidar is designed to enable the administration of oral dosing formats of paclitaxel, irinotecan, docetaxel, topotecan and eribulin, each of which is currently under clinical development. The feature that distinguishes encequidar from other small molecule P-gp inhibitors is that this novel compound is specific to P-gp, does not interfere significantly with the activity of other related transporters and does not significantly inhibit cytochrome 3A4, an enzyme that is important in the metabolism of commonly used drugs. Encequidar is minimally absorbed following oral administration. This localizes P-gp inhibitory activity in the gastrointestinal tract, limiting the potential for interaction at additional systemic sites where P-gp is expressed. Based on the results of our encequidar clinical development programs to date, inhibition of gastrointestinal P-gp has been shown to improve the absorption of chemotherapy agents to achieve systemic exposure profiles which enhance the efficacy and may reduce toxicity of these established chemotherapeutic agents. Based on its pharmacological profile and low systemic absorption, encequidar is not expected to cause drug-to-drug interactions other than enhancement of oral absorption of medications which are P-gp substrates.

Mechanism of Action - P-gp Inhibition

Encequidar is a P-gp pump inhibitor and an oral absorption enhancer that prevents the P-gp pump-mediated efflux of chemotherapy agents back into the gastrointestinal tract. P-gp plays an important physiologic role as a transporter protein at multiple barrier sites, including the gastrointestinal tract and the blood brain barrier (“BBB”). The demonstrated role of P-gp in limiting intestinal absorption of multiple cancer chemotherapies highlighted the potential utility of a small molecule P-gp inhibitor for enabling oral administration of P-gp substrate drugs otherwise restricted to IV dosing. Encequidar was originally identified by Hanmi as a highly selective and potent P-gp inhibitor, capable of elevating the oral bioavailability of paclitaxel from less than 5% (in the absence of encequidar) to 41% in rats. As shown in the below chart, encequidar is distinct from previously developed small molecule P-gp inhibitors because it is designed to not be systemically absorbed in the gastrointestinal tract following oral administration with only small amounts detectable in the plasma even after relatively high doses. This unique property makes encequidar a good candidate for co-administration with P-gp substrate drugs, such as paclitaxel, which normally exhibit poor oral bioavailability and are therefore limited to IV routes of dosing.

Preclinical Development

In preclinical studies, encequidar demonstrated poor absorption from the gastrointestinal tract following oral administration in rats and dogs. The safety and tolerability of encequidar has been characterized in a panel of safety and toxicology studies. Single dose oral toxicology, repeat dose oral toxicology in multiple species for several durations, a standard battery of genotoxicity assays, and a full developmental and reproductive toxicity assessment have been performed.

Multiple preclinical studies have evaluated the in vivo pharmacologic effect of encequidar, generally in the context of a co-administered P-gp substrate such as paclitaxel. In each case, co-administration of encequidar significantly enhanced systemic exposure of the co-administered substrate. In murine models of human cancer, oral co-administration of encequidar with paclitaxel or docetaxel conferred anti-tumor activity comparable to the IV dosing route.

Clinical Development

In three separate pharmacokinetics (“PK”) studies of encequidar conducted in healthy subjects, a total of 81 individuals received single oral doses of encequidar tablets in single doses of up to 900 mg, and 30 individuals were enrolled in multiple dose cohorts with treatment groups receiving encequidar tablets ranging from 60 to 360 mg per day for five days. Encequidar was well-tolerated, with mostly mild gastrointestinal adverse effects. No serious adverse events (“SAEs”) were reported. At the current clinical dose of 15 mg given once daily for up to five days, the Cmax in systemic circulation is low.

Our Orascovery Product Candidates

Oral Paclitaxel and Encequidar

Overview

IV paclitaxel is used widely for the treatment of breast, ovarian and lung cancer. Due to its poor solubility, paclitaxel is usually dissolved in ethanol and polyethoxylated castor oil, which is a major cause of IV hypersensitivity reactions. As a result, premedication with high dose steroids and antihistamines is required to minimize these adverse reactions. Additional common toxicities associated with IV administration of paclitaxel include neuropathy, neutropenia and alopecia. These side effects limit dose intensification and often require reduction in dosing.

As a single agent or in combination, IV paclitaxel is administered at a variety of doses and regimens that are approved for therapeutic use for various paclitaxel indications, including 175 and 135 mg/m2 administered as both three and twenty-four hour infusions, respectively, once every three weeks. Over the past number of years, there has been great interest in dose dense therapy with paclitaxel, switching from the conventional every three-week regimen to administering the drug once weekly. Dose dense treatment with paclitaxel has various advantages that can lead to an increase in the overall exposure, as measured by area under the concentration-time curve (AUC), over a treatment cycle, while balancing the adverse event profile normally observed, such as neutropenia. This concept is consistent with the hypothesis of maintaining sufficient drug concentrations above a threshold target value for an extended duration.

Oral Paclitaxel is our lead drug candidate in our Orascovery Platform and is initially being developed for the treatment of patients with metastatic breast cancer. We are preparing for NDA submission in 2020, having conducted a pivotal, randomized Phase 3 study of Oral Paclitaxel monotherapy versus IV paclitaxel monotherapy which met its primary endpoint of confirmed response rate in patients receiving Oral Paclitaxel. We are also evaluating Oral Paclitaxel (1) as a monotherapy treatment for patients with cutaneous angiosarcoma, (2) in combination with ramucirumab for patients with advanced gastric cancers, and (3) in combination with pembrolizumab for advanced solid malignancies including urothelial, gastric or gastroesophageal or non-small cell lung cancer. We are working to develop Oral Paclitaxel for additional indications and are exploring potential combinations with immuno-oncology agents.

Overview of Clinical Findings

As of December 31, 2019, five Phase 1, 2 and 3 clinical studies of Oral Paclitaxel have been completed. Oral Paclitaxel (15 mg of encequidar plus 205 mg/m2 of oral paclitaxel) administration has shown to result in overall exposure in the blood approximately equivalent to that achieved with 80 mg/m2 of IV paclitaxel. We believe oral dosing of paclitaxel can provide a longer drug exposure over a target drug concentration than IV paclitaxel, which may translate to better clinical response. We also observed in a Phase 3 clinical study of 402 metastatic breast cancer patients that Oral Paclitaxel had statistically significantly higher confirmed tumor response rate with lower incidence and severity of neuropathy compared to IV paclitaxel. See “—Clinical Development by Indication—Metastatic Breast Cancer—Phase 3 Study” for a further discussion of the results of the Phase 3 study. We are continuing to collect data on the secondary endpoints of progression free and overall survival.

We have completed a randomized two-way crossover study comparing the exposure of paclitaxel after administration of IV paclitaxel 80 mg/m2 and Oral Paclitaxel 205mg/m2 daily over three consecutive days. Intensive PK sampling was conducted over each treatment period. Statistical analysis demonstrated that the exposure to paclitaxel, based on the AUC was similar between the two treatments. For Oral Paclitaxel, the AUC was 5033 ng.hr/mL and Cmax was 397 ng/mL. For IV paclitaxel, the AUC was 5595 ng.hr/mL with a Cmax of 2732 ng/mL. The geometric ratio and 90% confidence intervals for AUC was 89.5% (83.9-95.5) falling within the guidelines for equivalence.

Clinical Development by Indication

Metastatic Breast Cancer

Phase 2 Study

We conducted a Phase 2 study of Oral Paclitaxel in patients with metastatic breast cancer who failed previous chemotherapies in Taiwan. The study was a multicenter, single-arm, open-label, PK study of Oral Paclitaxel administered orally for 3 consecutive days weekly for up to 16 weeks. We presented encouraging data on the efficacy of Oral Paclitaxel in the treatment of metastatic breast cancer patients obtained from this Phase 2 study at the 2019 ASCO Annual Meeting. Results from 28 patients were reported and 26 of these patients had failed multiple previous chemotherapies.  Study results on tumor response showed that there were 11 (42.3%) partial response, 12 (46.2%) stable disease and 3 (11.5%) progressive disease in 26 evaluable patients. Three patients had treatment-related SAEs (grade ≥3 neutropenia) and all patients recovered completely. PK results showed that the AUC of Oral Paclitaxel at week-1 was reproducible at week-4 (3050 to 3594 ng-hr/mL). The results indicated that weekly Oral Paclitaxel can achieve paclitaxel exposure similar to that of weekly IV paclitaxel (80mg/m2) reported previously and that Oral Paclitaxel appears effective in the treatment of advanced breast cancer patients.

Phase 3 Study

Our Phase 3 study of Oral Paclitaxel in patients with metastatic breast cancer was a randomized, active-controlled clinical trial comparing Oral Paclitaxel monotherapy against IV paclitaxel monotherapy. The trial randomized subjects in a 2:1 ratio to Oral Paclitaxel, and was designed to compare the safety and efficacy of Oral Paclitaxel with IV paclitaxel. The primary endpoint was overall response rate (“ORR”) (confirmed by scans at two consecutive timepoints) as assessed by RECIST v1.1 criteria, a generally accepted method for assessing tumor response. Blinded assessments of tumor response were made by independent radiologists. In December 2019, we presented the data from our Phase 3 study of Oral Paclitaxel in patients with metastatic breast cancer at the 2019 SABCS.

A total of 402 metastatic breast cancer patients were enrolled (Oral Paclitaxel =265 vs. IV paclitaxel=137), which represented the intent-to-treat (“ITT”) population. Patient demographics were balanced. The prespecified modified ITT (“mITT”) population comprised 360 patients (Oral Paclitaxel =235 vs. IV paclitaxel=125), which includes patients who received at least 7 doses of Oral Paclitaxel (the majority of one cycle of treatment) or one dose of IV paclitaxel and excludes patients that did not have tumors that could be evaluated by the central radiologist at baseline.  The study was designed with 360 evaluable patients (prespecified mITT population) and was statistically powered to detect a difference of 15% in confirmed ORR at p=0.045 with 80% power at the final analysis.

In the final analysis of the primary endpoint of the study, Oral Paclitaxel (205 mg/m2 per day 3 days/week) showed a statistically significant improvement in ORR at 40.4% compared to IV paclitaxel (175 mg/m2 once every 3 weeks) at 25.6%, a difference of 14.8% (p=0.005) favoring Oral Paclitaxel, based on prespecified mITT analysis. Based on ITT analysis, Oral Paclitaxel showed a statistically significant improvement in ORR over IV paclitaxel, with 35.8% ORR, compared to 23.4% for IV paclitaxel, a difference of 12.4% (p=0.011).

The study results showed that approximately one-third of confirmed responders who received Oral Paclitaxel experienced a confirmed tumor response for more than 200 days. Ongoing analysis as of July 25, 2019 showed the median durations of response were 39.0 weeks for the patients who received Oral Paclitaxel, compared to 30.1 weeks for those who received IV paclitaxel.

Secondary endpoints in the study include progression free survival (“PFS”) and overall survival (“OS”). Ongoing analysis as of July 25, 2019 showed a strong trend favoring Oral Paclitaxel. The study results showed a median PFS of 9.3 months for Oral Paclitaxel compared to 8.3 months for IV paclitaxel (p=0.077, hazard ratio=0.760) in the prespecified mITT and ITT populations.  Ongoing analysis as of July 25, 2019 of OS in the prespecified mITT population favored Oral Paclitaxel over IV paclitaxel, by an additional 11 months, with a median survival of 27.9 months compared to 16.9 months, respectively (p=0.035, hazard ratio=0.684). In the ITT population, the median OS was 27.7 months for the Oral Paclitaxel group compared to 16.9 months for the IV paclitaxel group (p=0.114).

In the study, the Oral Paclitaxel group had lower incidence and severity of neuropathy compared to IV paclitaxel: 57% of IV paclitaxel patients experienced neuropathy (all grades) versus 17% of Oral Paclitaxel patients, with grade 2 or above neuropathy observed in 31.1% of IV paclitaxel patients versus 7.6% of Oral Paclitaxel patients.  Grade 3 neuropathy was observed in 8% of IV paclitaxel patients versus 1% of Oral Paclitaxel patients. The results also showed lower incidence of alopecia compared to IV paclitaxel, with 28.8% of the Oral Paclitaxel group experiencing alopecia versus 48.2% of the IV paclitaxel group in treatment-emergent adverse events of interest. For other treatment-emergent adverse events of interest, there was a higher incidence of neutropenia with CTCAE grade ≥ 3 (29.9% vs. 28.1%; with Grade 4 14.8% vs 8.9%) and gastro-intestinal side effects, such as diarrhea with CTCAE grade ≥ 3 (5.3% vs. 1.5%) and vomiting or nausea with CTCAE grade ≥ 3 (6.8% vs. 0.7%), in the Oral Paclitaxel group as compared to the IV paclitaxel group.

Based on the Phase 3 study data, we are preparing an NDA submission to the FDA. In the event we receive regulatory approval from the FDA, we plan to pursue additional oncology indications where we believe taxanes will remain a foundational treatment and to continue exploring combination therapies.

Angiosarcoma

          We are also developing Oral Paclitaxel for the treatment of angiosarcoma. Angiosarcomas are rare, aggressive and heterogeneous tumors accounting for approximately 2% of all soft tissue sarcomas. Only limited treatment options for advanced disease exist with poor outcomes and low 5-year survival rates. In April 2018, FDA granted an Orphan Drug Designation for Oral Paclitaxel for the treatment of angiosarcoma. In addition, in October 2019, we announced the receipt of Orphan Designations from the European Commission for Oral Paclitaxel for the treatment of soft tissue sarcoma.

           In the angiosarcoma xenograft model in preclinical studies, oral dosing of Oral Paclitaxel resulted in dose-dependent tumor growth inhibition and subsequent increased survival. Tumor histology revealed that Oral Paclitaxel greatly reduced the formation of cavernous blood-filled neoplastic vessels characteristic of angiosarcoma.

           We commenced a study of Oral Paclitaxel monotherapy in the treatment of angiosarcoma in December 2018. Preliminary data announced in May 2019 showed promising early clinical responses in the first 7 patients who received at least six weeks treatment, the timepoint for the first response assessment. All 7 patients showed significant and visible reduction of the cutaneous angiosarcoma within one or two weeks of treatment. Three patients had complete responses based on RECIST v1.1 criteria, with two complete responses occurring by six weeks of treatment. The study is ongoing.

Gastric Cancer

Monotherapy Study

Hanmi conducted a Phase 1/2 gastric cancer study in South Korea. The study was an open-label Phase 2, single-arm clinical trial of Oral Paclitaxel for second line treatment of advanced gastric cancer patients. This trial included dosing Oral Paclitaxel at 150 mg/m2 per day, for two consecutive days per week, for 3 weeks out of a 4-week cycle. A total of forty-six subjects enrolled in this study. Oral Paclitaxel was well-tolerated by gastric cancer patients. The results of the Phase 2 portion of this clinical trial showed treatment with Oral Paclitaxel resulted in a median overall survival of 10.7 months, which compared favorably to historical data for ramucirumab, the only FDA approved drug for second line treatment of gastric cancer, which reported 5.2 months of overall survival in a randomized, placebo controlled Phase 3 clinical study.

Study in Combination with Ramucirumab

We are conducting an MTD (maximum tolerated dose) study of Oral Paclitaxel in combination with ramucirumab in patients with advanced gastric cancer in the U.S. and Asia through a clinical trial collaboration with Lilly. We commenced a study of up to 32 patients in a dose escalation part of the trial with a dose expansion of Oral Paclitaxel in combination with a fixed dose of ramucirumab in July 2017.

         The objective of our ongoing Phase 1 study is to define the MTD of daily Oral Paclitaxel dosing, starting at 200 mg/m2 for three days in a week, in combination with ramucirumab, which will be dosed every other week. In the first part of the study, 17 subjects were enrolled at doses ranging from 200-300 mg/m2. Dose limiting toxicities (“DLTs”) included febrile neutropenia, grade 4 neutropenia and grade 3 gastric hemorrhage. The most frequently reported adverse events were vomiting (70%), neutropenia (59%). Decreased appetite (53%), nausea (24%) and mucositis (24%).

Other Indications

We have an ongoing Phase 1/2 clinical study to assess the safety, tolerability and activity of Oral Paclitaxel in combination with an anti-programmed cell death protein 1 (anti-PD1) antibody (pembrolizumab) in patients with advanced solid malignancies. Pembrolizumab is a checkpoint inhibitor approved by the FDA. The study is being conducted in patients with urothelial, gastric or gastroesophageal or non-small cell lung cancer that have previously failed treatment with a checkpoint inhibitor. Dose escalation of paclitaxel administered as a flat dose of 270 mg per day for 3 to 5 days per week for 2 of 3 weeks is ongoing.

Overview of Safety Observations in Oral Paclitaxel Studies

Studies to date have indicated that Oral Paclitaxel has a manageable adverse event profile in cancer patients when given without premedication for hypersensitivity type reactions, in contrast to the premedication requirement for IV paclitaxel, namely steroids and antihistamines. No new toxicity, apart from those typically observed with paclitaxel, was observed. Infusion related reactions, including hypersensitivity type reactions, have not been observed in patients administered Oral Paclitaxel. Additionally, severe toxicities associated with IV administration of paclitaxel, including neuropathy and alopecia, are at a lower incidence and severity for Oral Paclitaxel.

As of December 31, 2019, approximately 13% of patients treated in clinical studies with Oral Paclitaxel experienced SAEs that were considered to be related to the study treatment. The most common were neutropenia in approximately 4% of patients and febrile neutropenia in approximately 3% of patients; pneumonia in approximately 2% of patients; and sepsis, septic shock, dehydration and vomiting in approximately 1% of patients; gastroenteritis, anemia, diarrhea, mucositis, gastrointestinal bleeding and nausea each in less than one percent of patients. Serious treatment-related infections other than sepsis, septic shock or pneumonia were reported in approximately 1% of patients. Approximately 1% of patients with serious infections had other concurrent treatment-related SAEs.

Oral Irinotecan and Encequidar

Overview

Irinotecan is a potent anticancer drug that is marketed under the trade name Camptosar. Irinotecan is mainly administered to patients with metastatic colorectal cancer (mCRC), but also in glioblastoma, lung, ovarian, cervical, upper gastrointestinal cancer and pancreatic cancer. The active metabolite of Irinotecan, SN38, is a type 1 DNA topoisomerase inhibitor with potent antitumor activity and wide antitumor spectrum. We believe that oral administration of irinotecan will more efficiently generate SN38, resulting in the potential for better clinical response with reduced toxicity. Oral Irinotecan is intended for oral administration for the treatment of irinotecan-responsive cancers.

Key Preclinical and Early Clinical Studies

Hanmi conducted three Oral Irinotecan Phase 1 studies, two as monotherapy, and one in combination with capecitabine, in a total of fifty-four Korean patients with advanced solid tumors. The tumor types in these clinical trials were mostly gastric and colorectal cancers. MTD for Oral Irinotecan as monotherapy was defined as 100 mg/m2 per 3-week cycle, either given as once daily for five consecutive days for one week (20 mg/day), or two weeks (10 mg/day), of a 3-week cycle. Anti-cancer activity was observed in these studies.

Completed Clinical Studies

In a Phase 1 MTD study (HM-OTE-101), Oral Irinotecan was administered to twenty patients with advanced solid tumors on Days 1 to 5 during a 21-day cycle. Irinotecan daily doses ranged from 5 to 30 mg/m2, and encequidar doses were 60 mg. MTD was identified at 20 mg/m2 per day for five days of a 3-week cycle. Adverse events were typical of events seen with IV irinotecan. Common adverse events included nausea (90%), diarrhea (65%), and vomiting (55%). Four subjects had dose-limiting toxicity (“DLT”) events (diarrhea, neutropenia, nausea/vomiting and AST elevation). At the MTD, the SN-38 Cmax on Days 1 and 5 were 9 and 12 ng/mL. Estimated SN-38 cycle exposure (AUC) was 373 ng*hr/mL. In this study Oral Irinotecan monotherapy in patients with advanced solid tumors resulted in a disease control rate of 44%.

In a Phase 1 MTD study (HM-OTE-102), Oral Irinotecan was given once daily for five consecutive days each week for two weeks during a 21-day cycle to thirteen patients with advanced solid tumors. Irinotecan doses ranged from 5 to 20 mg/m2. MTD was identified at 10 mg/m2 per day. Adverse events were similar to those observed following IV irinotecan and included diarrhea, nausea, and anorexia. Five subjects had a DLT in Cycle 1. The disease control rate was 50% or above at each of the dose levels tested.

In a Phase 1 MTD study (HM-OTE-103) Oral Irinotecan in combination with capecitabine. Oral Irinotecan was administered to twenty-one patients on Days 1 to 5 during a 21-day cycle. Irinotecan doses ranged from 10 to 20 mg/m2 per day, with encequidar (15 mg) in combination with capecitabine at 800-1000 mg/m2 for fourteen days. The MTD of Oral Irinotecan, in combination with capecitabine at the 1000 mg/m2 dose was identified at 15 mg/m2 per day of Oral Irinotecan. In this study of combination of Oral Irinotecan with capecitabine in patients with a variety of solid tumors (mostly GI cancers), 10 out of 18 (56%) patients had either stable disease or a partial response.

Current and Planned Clinical Development

A Phase 1 MTD study is being conducted and is currently ongoing. This study is to determine the MTD of Oral Irinotecan, when given once every three weeks, in subjects with advanced malignancies. We have identified a dosing regimen suitable for Phase 2, and Phase 2 studies are being planned.

Overview of Safety Observations in Oral Irinotecan Studies

In our Oral Irinotecan clinical studies to date, the SAEs observed that were deemed to be possibly, likely or definitely related to Oral Irinotecan include diarrhea, rash, gastrointestinal hemorrhage, anorexia, vomiting, nausea, enteritis, asthenia, neutropenia, increased alanine aminotransferase and increased aspartate aminotransferase. As the clinical development program is still in its early stages, we do not yet have meaningful safety, including adverse event, statistics to report.

Oral Docetaxel and Encequidar

Overview

Docetaxel is a potent anticancer drug within the class of antimicrotubule agents that is marketed under the trade name Taxotere. Docetaxel is mainly administered to patients with breast, lung, prostate, gastric and head and neck cancers. Docetaxel has potent activity with a wide antitumor spectrum. As a single-agent therapy, docetaxel is administered by IV infusion over one hour at a dose of 60-100 mg/m2 for breast cancer and 75 mg/m2 for non-small cell lung cancer given once every three weeks. Docetaxel is also used in combination with doxorubicin and cyclophosphamide (adjuvant treatment of breast cancer), cisplatin (lung), topical fluorouracil (head and neck and gastric) and prednisone (prostate). Docetaxel causes dose-limiting toxicities that are more common at higher doses. One significant dose-limiting toxicity is fluid retention that we believe is associated (at least in part) with the IV formulation that contains polysorbate 80, a nonionic and emulsifier frequently used in food and cosmetics. Hypersensitivity reactions may also be attributable to IV administration of polysorbate 80. We believe that Oral Docetaxel will provide therapeutic exposures of the drug and result in the potential for better clinical response with reduced toxicity.

Preclinical Activity and Evaluation

The potential effectiveness of encequidar to inhibit the P-gp pump’s ability to transport docetaxel out of cells was first observed in vitro by an increase in the potency of docetaxel by 1,788-fold in a uterine sarcoma cell line. In rat oral PK studies, the plasma concentrations of docetaxel versus time showed a significant increase upon co-administration of encequidar with docetaxel. In this experiment, docetaxel was formulated in the currently proposed clinical formulation. Oral Docetaxel was also tested in preclinical human prostate cancer murine model and overall, Oral Docetaxel was more active than docetaxel given orally without a P-gp inhibitor and was similar to the efficacy of IV docetaxel administration. At a dose of 25 mg/kg docetaxel with encequidar a percent of tumor control of 4.8% was achieved which is comparable to the standard 10 mg/kg IV dosing regimen of docetaxel (2.9%). Without P-gp pump inhibition by encequidar, oral administration of docetaxel demonstrated less inhibition of tumor growth, with a percent of control of 50.5%, consistent with reduced absorption of oral docetaxel when dosed without encequidar.

Current and Planned Clinical Studies

A Phase 1 dose escalation U.S. trial for Oral Docetaxel in patients with various solid tumors with a starting dose of 35 mg/m2 given once every three weeks is ongoing. Another Phase 1 study to identify the absolute bioavailability of Oral Docetaxel in prostate cancer patients is ongoing in New Zealand. Based on Phase 1 results so far, we believe that we can achieve similar exposure to IV docetaxel with one or two days of dosing every three weeks. Phase 2 studies are being planned.

In line with our expectations for Oral Paclitaxel, we expect that the overall safety profile of Oral Docetaxel will be similar to that of IV docetaxel, with differences related to the route of administration. As with Oral Paclitaxel, premedication has not been required and hypersensitivity type reactions have not been observed. No treatment-related SAEs have been reported.

Oral Topotecan and Encequidar

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

In rat oral PK studies, the plasma concentrations of topotecan versus time demonstrated a significant increase upon co-administration with encequidar. This effect is evident when topotecan is formulated in saline or the marketed product, Hycamtin. In preclinical murine models with human tumor transplants, including ovarian cancer, oral topotecan in combination with encequidar was more active than oral topotecan alone following administration at a dose of topotecan 1 mg/kg once daily for five days per week.

A Phase 1 clinical trial in advanced malignancies for Oral Topotecan is ongoing.

In line with our expectations for Oral Paclitaxel, we expect that the overall safety profile of Oral Topotecan will be similar to that of IV topotecan, with differences related to the route of administration. As with Oral Paclitaxel, premedication has not been required and hypersensitivity type reactions have not been observed. No treatment-related SAEs have been reported.

Oral Eribulin and Encequidar

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

The nonclinical demonstration of a favorable PK profile, with lowered peak plasma concentration and longer duration of the drug within the desired plasma concentration range, suggests the potential for an efficacy and safety profile for Oral Eribulin, similar to what we have observed with Oral Paclitaxel and other Orascovery products. In addition, we have developed a novel and efficient synthetic route for the synthesis of eribulin API which we believe will support our development of this candidate. In October 2018, the FDA allowed our IND application for Oral Eribulin. A Phase 1 study commenced in 2019 to assess the safety, MTD, DLT and absolute bioavailability of Oral Eribulin (encequidar and oral eribulin) in subjects with solid tumors. As the clinical development program is still in its early stages, we do not yet have meaningful safety, including adverse event, statistics to report.

Our Src Kinase Inhibition Platform

Our Src Kinase inhibition platform technology is based on novel small molecule compounds that have multiple mechanisms of action, including the inhibition of the activity of Src Kinase and the inhibition of tubulin polymerization, which may limit the growth or proliferation of cancerous cells. We believe the combination of these mechanisms of action provides a broader range of anti-cancer activity compared to either mechanism of action alone. Our lead product candidate on our Src Kinase inhibition platform is tirbanibulin ointment, which we are advancing for the treatment of AK as well as psoriasis and skin cancer. Our other clinical candidates and their indications in this platform include tirbanibulin oral for solid and liquid tumors; and KX2-361 for brain cancers, such as GBM.

Tirbanibulin

Mechanism of Action

Tirbanibulin, formerly known as KX2-391 or KX-01, is a novel small molecule that we discovered and developed, which demonstrates at least two mechanisms of action (“MOAs”) relevant to the potential control of cancer and hyper-proliferative disorders: (1) Src tyrosine kinase inhibition (non-ATP competitive) and (2) tubulin polymerization inhibition. Src Kinase, a tyrosine kinase protein involved in regulating cell growth, is strongly implicated in metastasis. Inhibiting Src Kinase may limit the growth or proliferation of cancerous cell types. Src plays a role in regulating multiple aspects of tumor development, growth and metastases, and its inhibition limits such tumor activity. Interfering with tubulin polymerization activity is a clinically validated mechanism for treating cancer. For both targets tirbanibulin binds at a novel binding site. Taken together, these two MOAs may provide for a potent means of treating cancer and other hyper-proliferative disorders.

 Tirbanibulin Ointment for Topical Indications

Tirbanibulin is a compound developed under our Src Kinase inhibition platform that, as a free base, has advantageous physical properties for topical ointment formulations.

We are evaluating topical tirbanibulin ointment in the clinic for AK in the U.S. The most common cause of AK is exposure to ultraviolet radiation from the sun or tanning beds. This exposure can lead to oncogenic changes, such as inactivation of p53, and consequential hyper-proliferation of mutated keratinocytes. If left untreated, 10-15% of AKs can progress to skin cancer. tirbanibulin inhibits the proliferation of keratinocytes and up-regulates p53 so its utility in clinically treating AK is of interest. We commenced two Phase 3 studies of tirbanibulin ointment for the treatment of AK in September 2017, which completed patient enrollment in February 2018. In July 2018, both Phase 3 studies achieved their primary endpoint of 100% clearance AK lesions at Day 57 within the face or scalp treatment areas.

An additional indication for psoriasis is being evaluated in a Phase 1 clinical trial led by our out-licensing partner PharmaEssentia Corp. Since AK can lead to skin cancers, we are now investigating the initiation of a study in that basal cell carcinoma. These applications provide additional potential therapeutic utilities for tirbanibulin ointment and could represent significant potential market expansions beyond AK.

Actinic Keratosis

Phase 1 and 2 Studies

A Phase 1 study of tirbanibulin ointment 1% for treatment of AK was conducted by us in the U.S. In the study, 50% (four of eight subjects) had complete response (100% clearance) with tirbanibulin ointment 1% being applied for five consecutive days on a 25 cm2 area of the forearm. The results indicated very good local and systemic tolerability, with a complete response achieved without severe adverse skin reactions in some patients.

We completed a Phase 2a clinical study in the U.S. of tirbanibulin ointment 1% for treatment of AK on the face and scalp. The primary objective was to evaluate the complete response rate, which was defined as 100% clearance of such patient’s AK at Day 57 after treatment. Additionally, we sought to further investigate the findings from the Phase 1 proof of concept study indicating that tirbanibulin ointment has a favorable side effect profile. Data from 168 patients in the Phase 2 study shows that the tirbanibulin dosing regimen used in this study is well-tolerated, with mostly mild and transient local skin reactions (LSRs). The five-day treatment cohort achieved a higher overall 100% clearance of AK lesions at Day 57 (i.e. eight weeks after the initiation of treatment) than the three-day treatment cohort (43% vs. 32%). In the five-day treatment cohort, 23 of 44 subjects (52%) with AK on face and thirteen of forty (33%) on scalp attained 100% clearance at Day 57. LSRs were mild and mostly erythema, flaking or scaling, crusting and swelling with the majority of the LSRs scores of < 2 and resolved rapidly. Only one subject scored 4 in erythema and flaking or scaling, which both resolved rapidly without concomitant medications. Erosions or ulcers and vesicles or pustules were observed in only 15% and 5% of subjects, respectively. No subjects scored ≥ 3 in erosions or ulcers or vesicles or pustules. Treatment related adverse effects were few and predominately mild transient application site pruritus, tenderness and pain. There were no treatment related SAEs or discontinuations. Plasma levels of tirbanibulin were low to undetectable.

Phase 3 Studies

We completed two Phase 3 studies of tirbanibulin ointment for treatment of AK on the face and scalp. These two double-blind, randomized, vehicle-controlled, parallel group, multi-center studies (KX01-AK-003 and KX01-AK-004) were designed to support the registration of tirbanibulin ointment as field therapy for AK of the face or scalp.  The studies enrolled a total of 702 patients across 62 sites in the U.S. Tirbanibulin ointment 1% or vehicle (randomized 1:1) was self-administered to 25 cm2 of the face or scalp encompassing 4-8 typical AK lesions, once daily for 5 consecutive days. In July 2018, both Phase 3 studies achieved their primary endpoint of 100% clearance of AK lesions at Day 57 within the face or scalp treatment areas, with each study achieving statistical significance (p<0.0001). In March 2019, we presented topline results from the two Phase 3 studies of tirbanibulin ointment in the treatment of AK in a late breaker session at the 2019 AAD Annual Meeting. Results showed that 44% and 54% of patients in studies KX01-AK-003 and KX01-AK-004, respectively, achieved 100% AK lesion clearance at Day 57 (see Table 1). Compliance rate in these two studies was greater than 99%. There was a statistically significantly higher 100% clearance rate in favor of the tirbanibulin ointment versus the vehicle for each study and in each of the predefined patient subgroups. Safety results showed that tirbanibulin ointment was well tolerated. Treatment-related adverse events occurred in 11-20% of patients receiving tirbanibulin ointment in the two Phase 3 studies. These events were generally transient mild to moderate application site symptoms, such as pruritus or pain. In the KX01-AK-003 study, the most common (occurring in >2% subjects in either group) adverse events in the vehicle and tirbanibulin ointment groups up to the Day 57 efficacy and tolerability endpoint were application site pruritus (5% and 7% subjects, respectively) and application site pain (3% and 6% subjects, respectively). In the KX01-AK-004 study, the most common

(occurring in >2% subjects in either group) adverse events in the vehicle and tirbanibulin ointment groups were application site pruritus (8% and 11% subjects, respectively) and application site pain (3% and 13% subjects, respectively). There were no SAEs or early discontinuations that were considered related to the study drug. Local skin reactions were mostly mild to moderate and transient erythema, flaking/scaling and crusting. A 12-month recurrence follow-up period was subsequently completed. Only patients showing complete clearance at the primary evaluation endpoint on day 57 were followed quarterly in this period until recurrence was observed in the treatment area. Recurrence rates were defined as proportion of patients in whom at least one treated or new AK lesion was identified in the treated area throughout one year follow up. The recurrence rates at 12 months were 74% and 72% in the pivotal trials KX01-AK-003 and KX01-AK-004, respectively. As of July 22, 2019, there were no SAEs that were considered to be related to the study treatment.

Table 1: Study Results of Tirbanibulin Ointment 1% in the Field Treatment of AK, as presented at the 2019 AAD Annual Meeting in March 2019

Study	KX01-AK-003			KX01-AK-004
% of Subjects in the Intent-To-Treat Population (Number of Subjects)	Tirbanibulin N=175	Vehicle N=176	p-value	Tirbanibulin N=178	Vehicle N=173	p-value
100% AK Clearance on Day 57	44% (N=77)	5% (N=8)	<0.0001a	54% (N=97)	13% (N=22)	<0.0001a
Face Scalp	50% 30%	6% 2%	<0.0001 <0.0001	61% 41%	14% 11%	<0.0001 0.0003
≥75% AK Clearance on Day 57	68%	16%	<0.0001a	76%	20%	<0.0001a

Note:

a = p-value calculated based on Cochran-Mantel-Haenszel (CMH)

We believe that this product, if approved by regulatory authorities, could have a major impact in the medical treatment of AK. We submitted an NDA to the FDA for tirbanibulin ointment as a topical treatment for AK. We are seeking approval of tirbanibulin ointment pursuant to Section 505(b)(1) of the FDCA. The FDA may not accept the NDA submission for filing, or if accepted, our NDA may not receive approval. We cannot accurately predict when or if the NDA will be accepted for filing by the FDA. On March 2, 2020, our partner Almirall announced that the European Medicines Agency (EMA) accepted the filing of a European marketing authorization for tirbanibulin ointment for the treatment of AK.

Psoriasis

To date, tirbanibulin ointment has shown encouraging preclinical results in treating psoriasis, a chronic autoimmune skin disease that speeds up the growth cycle of skin cells. Psoriasis causes localized or generalized patches of red papules and plaques, covered with white or silver scales and itching. A Phase 1 clinical trial of tirbanibulin ointment 1% in psoriasis, performed by our partner PharmaEssentia, is ongoing.

We licensed the rights to tirbanibulin to PharmaEssentia for psoriasis and non-malignant skin conditions (excluding AK) in Mainland China, Taiwan, Hong Kong, Macau, Singapore and Malaysia, as well as the rights for AK in Taiwan. PharmaEssentia is sponsoring this Phase I clinical trial in psoriasis. For additional information, please see “Business—License and Collaboration Agreements—PharmaEssentia License Agreements.”

Tirbanibulin Oral

We are also developing tirbanibulin in an oral formulation. Tirbanibulin oral has been evaluated in several early dose finding studies against both solid and liquid tumors. Initial clinical results indicate activity against both solid and liquid tumors in patients in clinical studies. We are planning further probe studies to focus our evaluation in certain of those indications where activity was observed.

A Phase 1 clinical trial in solid tumor patients identified the MTD for continuous twice daily oral dosing at 40 mg/dose, with a favorable PK profile, and indications of activity. In this trial, 44 patients were enrolled in nine dose cohorts. The drug was well-tolerated and the DLTs were mainly elevated levels of AST and ALT, which were readily reversible. Eleven patients had stable disease for at least four months, including patients with ovarian, carcinoid, papillary thyroid, prostate, pancreas and head and neck cancer. An ovarian cancer patient, who failed 9 prior therapies, had stable disease for 16 months and a tirbanibulin oral induced a large decrease in the ovarian cancer CA-125 biomarker, which correlates well with clinical response.

A subsequent Phase 2a clinical study in men with bone-metastatic castration-resistant prostate cancer using the twice daily 40 mg/dose was conducted. Thirty-one patients were dosed with tirbanibulin oral at 40 mg/dose twice daily until disease progression or unacceptable toxicity. The primary endpoint was 24-week progression-free survival. The designated clinical endpoints were not met with tirbanibulin oral at this dose.

A Phase 1b clinical study in elderly acute myeloid leukemia (AML) patients was conducted using once daily dosing. The doses tested were 40, 80, 120, 140 and 160 mg of tirbanibulin. Twenty-four patients were recruited with a median age of 76 years (range 63 to 86 years). Most had been previously treated for their disease, generally with decitabine or azacitidine. The MTD is estimated to be 105 mg of tirbanibulin oral daily.

We are planning further studies to focus our upcoming evaluation efforts in targeted indications. Hanmi, who we partnered with on tirbanibulin oral up until August 2018, completed a Phase 1b clinical trial in South Korea, combining escalating continuous once daily doses of tirbanibulin with a standard IV paclitaxel treatment of 80 mg/m2. The study enrolled 23 subjects who received doses of tirbanibulin ranging from 20 through 80 mg/day. The five most frequently reported treatment-related adverse events were neutrophil count decreased (83%), myalgia (61%), decreased appetite (57%), anemia (53%) and peripheral sensory neuropathy (48%).  Six subjects experienced serious adverse events: febrile neutropenia (n=3), and pneumonia, sepsis, fever, and neutrophil count decreased (n=1 each).  There were no CR or PR in this heavily treated Phase 1 population, but 12 subjects had a best response of stable disease.  Dose expansion in part 2 of the study was not conducted.

In our tirbanibulin oral clinical studies to date, the SAEs observed that were deemed to be possibly, likely or definitely related to tirbanibulin oral include allergic reaction, bacteremia, rash, syncope, tremor, dermatitis, neutropenic fever, hyponatremia, hypersensitivity, failure to thrive, lower extremity edema, mucositis, neutropenia, pancytopenia, thrombocytopenia, seizure and motor vehicle accident, embolic stroke, pneumonitis, fever, acute kidney injury, increased bilirubin and albumin levels, decreased blood platelet count, abdominal pain, arm pain, pyrexia, rigors, tachypenea, oxygen desaturation, pneumonia, anemia, elevated ALT and AST, dehydration and leukopenia. As the clinical development program is still in its early stages, we do not yet have meaningful safety, including adverse event, statistics to report.

KX2-361

KX2-361, formerly known as KX-02, is the second compound we developed using our Src Kinase inhibition platform technology. KX2-361 is a closely related structural analog of tirbanibulin and has been observed to have a similar dual MOA of inhibition of Src activity and microtubule polymerization. Although KX2-361 is an analog of tirbanibulin, it has significantly different physical properties. These properties are designed to allow KX2-361 freely cross the BBB such that the concentration in the brain is equal to, or somewhat greater than, that in the plasma. This trait is uncommon for oncology drugs and highlights the potential for KX-361 as a novel therapy for unmet medical needs such as brain cancers, including GBM and brain metastases. KX2-361’s multiple MOAs along with its ability to cross the BBB, make it a novel molecule for the treatment of brain tumors. The FDA has granted Orphan Drug Designation to KX2-361 for the treatment of gliomas.

Studies of KX2-361 in preclinical syngeneic mouse GBM models resulted in the complete eradication, without recurrence, of the tumors in an average of approximately 30% of treated mice. KX2-361 produced long-term survival mice, as compared to temozolomide, which extended survival but did not result in any long-term survivors.

In vitro studies in mice have found that the KX2-361 levels in the mouse brain meet or exceed the levels in the plasma at the same time points after oral dosing, indicating that KX2-361 readily crosses the BBB. We believe that this ability to cross the BBB provides a rationale for investigating brain cancers and metastases in the brain as potential therapeutic applications, which are traditionally considered to be an unmet medical need.

KX2-361 is currently in the early stages of clinical development. In our KX2-361 clinical studies to date, the SAEs observed were thromboembolic events, hyperuricemia and pulmonary embolism. As the clinical development program is still in its early stages, we do not yet have meaningful safety, including adverse event, statistics to report.

We out-licensed the development and marketing of KX2-361 in Greater China to our partner, Xiangxue. The NMPA allowed the start of a Phase 1 trial of KX2-361 in China, which commenced at the end of 2019 for the treatment of advanced malignant solid tumors. The Phase 1 clinical study in China is a single-center, open-label dose escalation trial that will enroll approximately 36-72 patients with advanced malignant solid tumors who have no standard treatment or standard treatment failed. We anticipate this partnered clinical program in China will accelerate the development timeline of this candidate.

Our Other Technology Platforms

TCR-T Immunotherapy

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

Arginine Deprivation Therapy

PT01, the arginine deprivation therapy product, is based on our pegylated genetically engineered human arginase. It targets cancer growth and survival by interrupting the supply of arginine to cancers with disrupted urea cycles such as melanoma, hepatocellular carcinoma and prostate cancer. Our proprietary arginase biologic product is well suited to deplete arginine from the tumors, while healthy cells, capable of producing their own arginine, are largely unaffected.

Other Research Programs

Proprietary Dual (CYP/P-gp) Inhibitor

We are developing a proprietary class of “dual” absorption enhancers that are intended to inhibit both the P-gp transporter and the CYP enzymes within the gastrointestinal tract. There are many barriers that limit the oral absorption of drugs in humans. The P-gp transporter is a major barrier to absorption of active chemotherapy drugs. However, certain other drugs with P-gp liabilities may also have liabilities for other barriers such as metabolizing enzymes, such as the cytochrome P450, or CYP, class of enzymes. This intestinal CYP mediated metabolism can be a contributing factor in limiting oral absorption of certain drugs. This class of dual absorption enhancers has shown potential to significantly improve the oral bioavailability of certain other drugs in laboratory tests and may expand the application of our oral absorption platform to drugs where the CYP barrier to oral absorption is also important. These dual absorption enhancers may lead to better performing next-generation oral medicines in our pipeline of clinical products.

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

Research and Development

We have drug discovery, drug formulation, clinical and regulatory development and API/drug product manufacturing facilities and capabilities around the world. The U.S. drug discovery, clinical and regulatory development and formulation research facilities are largely concentrated in Buffalo, New York and Cranford, New Jersey. The range of capabilities at these facilities includes medicinal chemistry, biochemistry, cell biology, formulation, chemical manufacturing and control, quality control, pharmacokinetics/ pharmacodynamics (“PK/PD”) and data management, as well as pharmacovigilance, clinical development and regulatory expertise functions. Animal efficacy, PK/PD and toxicology studies are carried out at various contract research organizations, or CROs, around the world in order to facilitate the drug research and development process. We also have research, clinical development and regulatory capabilities in China, the U.K. and Latin America, as well as in Taiwan, where we also have built up data management facility. Our research and development center in Hong Kong concentrates on drug formulation development and evaluation. Our global research and development capabilities and facilities are well integrated with our research and development center in the U.S.

To date, we and our partners have conducted, or are conducting, clinical trials across sites in the U.S., South Korea, New Zealand, Taiwan, China and various countries in Latin America, including Argentina, Guatemala, Honduras, Chile, Colombia, Ecuador, the Dominican Republic and Peru.

Commercialization

For Oral Paclitaxel, our strategy is to develop and, if we receive approval from the FDA, commercialize Oral Paclitaxel in the U.S. by leveraging our Commercial Platform and sales and marketing capabilities established in the U.S. In terms of commercialization planning efforts, we are further developing strategies around marketing, market access, sales, medical affairs, and policy and patient advocacy. We launched our “Athenex Oncology” brand at the 2019 ASCO Annual Meeting with the goal of raising our profile and showcasing the potential of our Orascovery technology and development pipeline.  We continued these initiatives at the 2019 SABCS in December 2019, in which our abstract for the Phase 3 study of Oral Paclitaxel was not only accepted for oral presentation but also selected for the press program.

In 2020, provided we have a regulatory path to approval, we plan to focus on:

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

For tirbanibulin ointment in the treatment of AK, in December 2017, we entered into a license agreement with Almirall, pursuant to which we granted to Almirall an exclusive, sublicensable license of certain of our intellectual property for the development and commercialization of topical products containing tirbanibulin for the treatment of AK in the U.S. and substantially all European countries. We believe this partnership validates the potential of this candidate and that this partnership is an important step in the development and commercialization of tirbanibulin. For additional information, please see “Business—License and Collaboration Agreements—Almirall License Agreement.” We may also partner with third parties or consider using our internal resources to reach other geographic markets.

Our Commercial Platform

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

Our Commercial Platform includes our Specialty Pharmaceuticals business and our manufacture and marketing of products subject to Section 503B of the FDCA. Our Specialty Pharmaceuticals business markets specialty pharmaceuticals, including multi-source oncology and other pharmaceutical products which are therapeutically related to our proprietary portfolio. Our 503B product offerings, which include sterile to sterile products and products from sterilized bulk API, support our offerings in the U.S. oncology market.

Using our resources to commercialize products in oncology may create more value for investors than marketing product rights pre-commercialization. We believe commercialization risks can be offset by establishing oncology manufacturing operations (API, Manufacturing, etc.) and commercial operations (Multi-source Oncology, Pharmacy, Hospitals, etc.).

Specialty Pharmaceuticals

Our Specialty Pharmaceuticals business develops and sources products through licensing agreements with various partners, whom we collectively refer to as our Global Partner network. Our team has unique commercial expertise in multisource oncology and injectable products and has developed a number of Global Partners that develop and manufacture multisource products for the U.S. market. This Global Partner network supplies the products we market in the Specialty Pharmaceutical business. We primarily market the products to the acute hospital and oncology clinics in the U.S. oncology market. As of December 31, 2019, Athenex Pharmaceutical Division (“APD”) markets twenty-nine products with fifty-five SKUs. In addition, Athenex Pharma Solutions (“APS”) markets five products with thirteen SKUs as of December 31, 2019.

The U.S. Oncology market is highly complex with gatekeepers, influencers and prescribers influencing sales of oncology products. Gatekeepers include hospitals (including pharmacies and therapeutics committees), buying groups, oncology managed care organizations, specialty distributors and pharmacists. Influencers in the oncology market include key opinion leader (KOL) physicians, regional cancer centers (as defined by the National Cancer Institute) and the U.S. government. Prescribers include oncologists and dermatologists. Launching a commercial operation in preparation for a proprietary drug approval is risky, difficult and expensive. Any commercial oncology organization must be able to market to these gatekeepers, influencers and prescribers in the oncology market at launch. Through our Commercial Platform, which has established a comprehensive sales and marketing organization, we are able to target and build relationships with gatekeepers, influencers and prescribers in the U.S. Oncology market, enabling us to manage the risks and capture post commercial oncology economics.

Agreements with key Suppliers and Marketing Partners

Gland Term Sheets

From August 2016 to May 2017, we entered into four binding term sheets with Gland Pharma Ltd (“Gland”) to market twenty-seven of Gland’s products. Gland has obtained FDA approval for twenty-two of such products and has filed an abbreviated new drug application, or ANDA, in the U.S. for the remaining five products. For each of the licensed products, we will pay a license fee to Gland. Additionally, during the terms of the term sheets we have a profit-sharing arrangement pursuant to which we will pay to Gland between 0% and 60% of the net profits from sales of each of the licensed products, depending on the product. The initial term of each of the Gland term sheets is five years from the launch of each product licensed pursuant to the term sheet, subject to automatic renewal for additional two-year terms, unless terminated by either party upon provision to the other party at least 90 days’ notice in advance of a renewal date.

Amphastar Agreement

In February 2017, we entered into a definitive agreement with Amphastar Pharmaceuticals, Inc. (“Amphastar”) to acquire fourteen ANDAs and inventory for certain APIs. The agreement requires payments of up to $6.4 million, which has been paid in full as of December 31, 2018. In addition to the payments described above, we have agreed to pay Amphastar a royalty fee equal to 2% of our net sales relating to the fourteen ANDAs and API inventory transferred to us by Amphastar for a period of ten years from the execution of the agreement. We have competed the site transfer for two products, Prochlorperazine and Diltiazem, and are actively selling them.

MAIA Agreement

In December 2018, we entered into a distribution and supply agreement with MAIA Pharmaceuticals (“MAIA”) effective as of October 3, 2018 whereby we acquired the exclusive license to a generic version of an approved product, which we began selling in January 2019. In connection with the execution of this agreement, we agreed to pay an upfront milestone payment in addition to profit sharing of 50% of the net profits from the sales of the licensed product. We also agreed to pay an additional milestone payment to MAIA in the event the FDA approves the ANDA for the licensed product. The initial term of the agreement is for seven years from the launch of the product and is subject to an automatic two-year renewal term unless terminated by either party upon at least 180 days’ notice in advance of the renewal date.

In December 2019, the agreement with MAIA was amended to grant us the license to a branded product which MAIA holds the approved NDA. In connection with this amendment, we agreed to an upfront milestone payment and 56% of the net profits from sales of the licensed product. Additionally, we agreed to increase MAIA’s share of the net profits to 70% for both products until certain financial metrics are achieved and shall revert to the initial rates after those metrics are satisfied.

Customers and Product Distribution

We distribute our products primarily through pharmaceutical wholesalers and, to a lesser extent, specialty distributors that focus on particular therapeutic product categories, for use by a wide variety of end-users, including hospitals, integrated delivery networks and alternative site facilities. For the year ended December 31, 2019, the products we sold through our three largest wholesalers, AmerisourceBergen Corp. (“Amerisource”), Cardinal Health Inc. (“Cardinal Health”) and McKesson Corp. (“McKesson”), accounted for approximately 16%, 14% and 15%, respectively, of our total revenue.

We utilize an outside third-party logistics contractor to distribute our U.S. products. Since the inception of the launch of our specialty products, the third-party logistics provider has been handling all aspects of our product logistics efforts and related services for us, including warehousing and shipment services, order-to-cash services, contract administration services and chargeback processing. Our products are warehoused and distributed through a third-party logistics provider located in Memphis, Tennessee. Under our agreement with the third-party logistics provider, we maintain ownership of our finished products until sale to our customers. The initial term of the agreement is three years following the initial delivery date and will automatically renew for successive 12-month periods, unless either we or the other party give notice of intent to terminate at least 90 days in advance of such automatic renewal. We may also have the opportunity to terminate the agreement within 30 days of receiving notice of certain price increases by the third-party logistics provider. The agreement also contains customary termination rights for either party, such as in the event of a breach of the agreement.

Global Supply Chain Platform

We believe it is important to minimize potential disruptions associated with a high potency oncology pharmaceutical supply chain. Therefore, we have begun the process of internalizing key components of the supply chain that we believe are integral to minimizing these risks and retaining value for stockholders. For example, the World Health Organization (WHO) lists paclitaxel as an essential medicine. Paclitaxel is derived from the bark of the Pacific yew tree and harvestable trees for the starting biomass are globally limited in supply. While current supply of the starting biomass for paclitaxel may be sufficient to meet global paclitaxel API demand, we believe future shortages are possible if we are successful in the commercialization of one of our lead drug candidates, Oral Paclitaxel. We believe this increased demand could lead to shortages of paclitaxel API potentially leading to market and supply disruptions.

Our research group evaluated the purity and potency of some of the largest global suppliers of paclitaxel API. In 2015, we acquired one of these suppliers, Polymed Therapeutics Inc. (“Polymed”) and Chongqing Taihao Pharmaceutical Co. Ltd., or Taihao. Taihao is a cGMP manufacturer of high potency oncology API based in Chongqing, China and Polymed is the U.S. marketing entity for Taihao’s API in North America and Europe. Historical production and sales of API by this subsidiary were to third parties. We anticipate a greater share of Taihao’s manufacturing capacity will be used for our internal needs in the future, and, therefore, sales to third parties may decrease. Historically, Polymed sold certain of these API products internationally to mostly large multi-national pharmaceutical companies. However, we have experienced a suspension of commercial operations at our plant in Chongqing, China. We suspended production in May 2019 based on concerns raised by the DEMC related to the location of our plant. Although we currently are producing API for our ongoing clinical studies, we can make no assurances that such production will be able to provide sufficient quantities for all future clinical studies and that alternative suppliers will be available if needed to produce API for our clinical trials.

In 2014, we sought to obtain better control over our manufacturing of high potency oncology drugs used in global clinical studies, and, in the third quarter of 2014 acquired APS (formely known as QuaDPharma, LLC), one of our suppliers based in Clarence, New York. The number of our clinical studies has grown since the close of the acquisition. We are standardizing and leveraging the acquired cGMP systems and operating procedures in anticipation of developing multi-cGMP large scale manufacturing plants in both the U.S. and China.

Strategic Public-Private Partnerships

New York State Partnership

In May 2015, we entered into an agreement with Fort Schuyler Management Corporation (FSMC) a not-for-profit corporation affiliated with the State of New York, for a medical technology research, development, innovation and commercialization alliance. Under the agreement, FSMC agreed to pay up to $25.0 million for the construction of our North American headquarters and formulation lab and equipment in Buffalo, New York. We moved into the North American Headquarters in October 2015 and are sub-leasing the space from FSMC for a 10-year term, with an option to extend the term for an additional 10 years. Under the agreement, we are obligated to spend $100.0 million in the Buffalo area over the initial 10-year term of the lease and an additional $100.0 million during the second 10-year term if we elect to extend the lease. We also committed to hiring 250 permanent employees in the Buffalo area within the first 5 years of completion of the project. As of December 31, 2019, we had hired 171 permanent employees in the Buffalo area. In the event we are unable to hire enough employees in the Buffalo area or meet our other obligations under this agreement, FSMC may terminate the agreement and we may have to renegotiate our lease or relocate our North American headquarters.

Under the same May 2015 agreement, FSMC also agreed to fund the costs of construction of a new manufacturing facility in Dunkirk, New York that we intend to use for injectable and 503B products and, eventually, our proprietary oncology products for commercial production at this facility. Under the current arrangement, we have selected a general contractor for the project, and we will oversee the development of the facility. Empire State Development (“ESD”), the parent entity of FSMC, is responsible for the costs of construction and all equipment for the facility, up to an aggregate of $200.0 million, plus any additional funds available from the previous $25.0 million grant, and FSMC, not us, will own the facility and equipment. We are entitled to lease the facility and all equipment at a rate of $1.00 per year for an initial 10-year term and for the same rate if we elect to extend the lease for an additional 10-year term. We are responsible for all operating costs and expenses for the facility. In exchange, we have committed to spending $1.52 billion on operational expenses in our first 10-year term in the facility, and an additional $1.5 billion on operational expenses if we elect to extend the lease for a second 10-year term. We also committed to hiring 450 employees at our Dunkirk facility within the first 5 years of operations, including hiring at least 300 new employees within 2.5 years of the Dunkirk facility becoming operational. In September 2017, we entered into a grant disbursement agreement with ESD, whereby the State of New York will grant up to $200.0 million, plus any additional funds available from the previous $25.0 million ESD grant, to us in order to fund the construction of the Dunkirk facility. The funds will be deposited in four installments of up to $50.0 million each into an ESD held account. The first $50.0 million installment was deposited in the third quarter of 2017 and the remaining $50.0 million installments were made in the first, third, and fourth quarter of 2019. Actual disbursement of such funds occurs as we submit appropriate documentation verifying that expenditures on the project have been incurred. In addition, in July 2017, we entered into a 20-year payment in-lieu of tax agreement for the construction of the Dunkirk facility with the County of Chautauqua Industrial Development Agency (“CCIDA”), under which we anticipate incurring sales tax exemption savings of approximately $9.1 million during the development of the facility and property tax savings of approximately $78.0 million over 20 years.

In November 2017, we entered into a project agreement with the CCIDA which sets forth the obligations of the parties in relation to the CCIDA’s grant to us of certain sales and use tax exemptions and real property tax exemptions in consideration for our agreement to complete the Dunkirk facility. The project agreement estimates the cost of the Dunkirk project at around $213.0 million, which exceeds the $200.0 million grant committed to by the State of New York, and we will be responsible for the difference. We are obligated to invest no less than $187.2 million in the facility prior to the completion of the project, which sum includes funds committed by the State of New York. The agreement includes commitments to comply with state and local laws in connection with the project.

In December 2017, we entered into an agreement with M+W, U.S., Inc. (now renamed Exyte U.S., Inc.). The agreement, as amended to date, provides that M+W will be responsible for the design and construction of the Dunkirk facility at a cost estimated between $205.0 million and $213.0 million, of which up to around $208.0 million will be paid by a grant from the State of New York (including approximately $8.0 million in additional funds available from the previous $25.0 million ESD grant), with the remaining amount being paid by us. Payments under the December 2017 agreement will be made to M+W over time based upon completion of certain milestones under the agreement, and ESD must approve any payment from the grant funds.

Under the same September 2017 agreement with ESD, we must complete the construction of the facility in Dunkirk, New York in accordance with the final plans and specifications approved in writing by ESD and must maintain our business operations at the facility for a minimum of ten years after its completion. In 2018, we began constructing the facility and began ordering equipment for the operation and maintenance of the facility. This manufacturing facility, which was originally planned to be 320,000 square feet, has been expanded to approximately 409,000 square feet to meet our needs and within the terms of the September 2017 agreement. The September 2017 agreement may be subject to termination if ESD and FSMC perform their obligations under the agreement, and we do not attain and or maintain certain levels of employment or spending for specified periods of time. In such event and in accordance with the May 2015 agreement, any potential liability of us would be capped at the amount of actual ESD spending on the facility in Dunkirk, New York times the percentage of required spending by us which we have not yet incurred.

China Partnership

In October 2015, we entered into an agreement with CQ, which is wholly owned by the Finance Bureau of Banan district of Chongqing, and is authorized to be responsible for investments, financing, infrastructure construction, operations and management in the Chongqing Maliu Riverside Development Zone. Our agreement with CQ provides for the construction of both a formulation plant and an API plant in China. After entering into the agreement, and pursuant to its terms, we established a China-based subsidiary that is responsible for the operations of both facilities in July 2016 and committed to a registration capital requirement of no less than $30.0 million. CQ is responsible for the construction of both facilities according to the U.S. cGMP standards. The land and buildings will be owned by CQ, and we will lease the facilities rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if we are profitable, we will pay a monthly rent of 5 Chinese Renminbi (“RMB”) per square meter of space occupied. We are responsible for the costs of all equipment and technology for the facilities. The lease term will commence upon our acceptance of the building. Within six months of our acceptance of the building, we are required to finish equipment installation and testing, and within twelve months, we are required to commence production. We have also committed to achieving certain operational, revenue and tax generation milestones within certain time periods once we commence operations. If we are unable to achieve these milestones, CQ will have the opportunity to terminate the agreement and dispose of the plants in its discretion.

In September 2019, we announced the completion of the new API facility construction in Chongqing, China. However, as a result of the Coronavirus outbreak, we expect to commence operations at the 440,000-square-foot facility in the second half of 2020. The construction of the facility is part of our strategy for vertical integration in order to capture value across the supply chain. Once operational, the facility is expected to expand our API production capabilities to further support our global clinical development needs and ensure the supply of API for commercial launches.

Our goal is to use our public-private partnerships as a capital efficient method for large scale cGMP manufacturing within our supply chain and to facilitate market access in China. We believe those facilities will be adequate and suitable for our operations for the foreseeable future.

To date, we have utilized a combination of acquisitions and public-private partnerships to internalize certain key components of our manufacturing and supply chain. We expect to continue to use a combination of collaborations and acquisitions to continue to build out elements of our supply chain where needed as a mechanism to minimize execution risk and retain value for our stockholders.

In May 2019, we suspended operations at our existing API plant in Chongqing, based on the concerns raised by the DEMC related to the location of our plant. As a result of the suspension, we are currently unable to produce commercial batches of API, which has impacted our revenue. We can provide no assurances of when, if at all, commercial production of API will resume at this plant. Although we are still producing API for our ongoing clinical studies, we can make no assurances that such production will be able to provide sufficient quantities for all future clinical studies and that alternative suppliers will be available if needed to produce API for our clinical trials.

License and Collaboration Agreements

In-Licenses

Arginase License Agreement

In June 2018, we entered into a license agreement with Polytom, an entity affiliated with Avalon Global Holdings Limited and a related party of the Company, which we refer to as the Arginase License, pursuant to which Polytom granted us an exclusive, sublicensable right and license to develop and commercialize products containing pegylated and cobalt-replaced arginase for the treatment of cancer in humans, apart from ophthalmic uses and use as eye drops, worldwide. Dr. Johnson Lau, our chief executive officer and chairman, and Dr. Manson Fok, one of our directors, collectively have a controlling interest in, and serve on the board of directors of, Avalon.

We made an upfront payment of cash of $3.0 million and common stock of $2.0 million to Polytom upon effectiveness of the Arginase License in June 2018. In September 2019, we made a cash payment of $1.0 million to Polytom upon meeting the first regulatory milestone under the agreement. We may be required to make additional payments to Polytom worth up to $44.0 million of our common stock or of cash upon the occurrence of additional regulatory milestones. Pursuant to the agreement, we have also agreed to pay royalties based on certain percentage of net sales of any products utilizing the intellectual property that is the subject of the Arginase License. Such royalties will be reduced by 40% when competing generic products have 25% of the market share in the applicable country and will be eliminated entirely when competing generic products have 50% of the market share in the applicable country.

HepaPOC License and Supply Agreement

In June 2018, we entered into a license and supply agreement with Avalon HepaPOC Limited (“HepaPOC”), an entity affiliated with Avalon and a related party of the Company, which we refer to as the HepaPOC License, pursuant to which HepaPOC agreed to exclusively sell to us the meter and consumable strips that can be used to detect galactose concentrations in human blood and granted us an exclusive, sublicensable right and license to use and commercialize the meter and strips for conduct of liver function tests in humans taking our oncology drugs. Dr. Johnson Lau, our chief executive officer and chairman, and Dr. Manson Fok, one of our directors, has a controlling interest in, and serve on the board of directors of, Avalon.

We made an upfront payment of cash of $0.5 million to HepaPOC upon effectiveness of the HepaPOC License Agreement, and we may be required to make payments to HepaPOC worth up to $4.8 million in our common stock or in cash upon the occurrence of certain regulatory and sales milestones. Pursuant to the agreement, we have also agreed to pay royalties based on certain percentage of aggregate net sales of any products utilizing the intellectual property that is the subject of the HepaPOC License.

The terms of the HepaPOC License shall extend until the date on which the last of the patent rights licensed under the agreement expires or is invalidated. Notwithstanding the foregoing, the terms of the HepaPOC license shall automatically be extended for consecutive one year periods subject to the same terms and conditions set forth herein (unless agreed otherwise) unless either party gives written notice of its intention not to extend the agreement term: (1) at least ninety days prior to the expiration date of the patent rights licensed under the agreement or (2) as soon as practically possible in the case of an invalidation claim or (3) at least ninety days prior to the then current expiration date of the agreement thereafter. Notwithstanding the foregoing, after the occurrence of (1) or (2) above, the terms of the HepaPOC License shall automatically be extended for consecutive one year periods subject to the same terms and conditions set forth in the agreement unless either HepaPOC or we give written notice of its intention not to extend the agreement terms: (i) at least ninety days prior to the expiration of the patent rights licensed under the agreement or (ii) as soon as practically possible in the case of an invalidation claim and (iii) at least ninety days prior to the then current expiration date of the agreement. Prior to the expiration of the term of the agreement, both parties may terminate the agreement in whole or in part upon mutual written agreement. We may also terminate in whole or in part the agreement in our sole discretion upon not less than six months prior written notice of termination at any time. The agreement also contains customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party.

TCR-T License Agreement

In June 2018, we entered into a Share Subscription Agreement XLifeSc, a wholly-owned subsidiary of Xiangxue to establish, operate and manage a limited liability company named Axis Therapeutics Limited (Axis) to offer certain goods and services worldwide except in China. Axis is owned 45% by XLifeSc and 55% by us.

In June 2018, Axis entered into a license agreement with XLifeSc, which we refer to as the TCR-T License, pursuant to which XLifeSc granted Axis an exclusive, sublicensable right and license to use XLifeSc’s proprietary TCR-T to develop and commercialize therapeutic products for oncology indications worldwide except in China. Axis is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement.

In September 2018, we completed the closing process under the Share Subscription Agreement which included an exchange of a 45% ownership interest in Axis to XLifeSc for a license of in-process research and development. Upon effectiveness of the TCR-T License and satisfaction of certain conditions in the license agreement, Axis made an upfront payment of the Company’s common stock of $5.0 million to XLifeSc. In April 2019, Axis made a cash payment of $2.0 million to XLifeSc upon meeting the first regulatory milestone under the agreement. Axis may be required to make additional cash payments to XLifeSc worth up to $108.0 million in aggregate upon the occurrence of certain additional regulatory milestones to be achieved in the U.S., the EU, China and Japan. In addition, XLifeSc is required to pay Axis royalty payments based on certain percentage of aggregate net income generated by sales of any products using the licensed intellectual property in China.

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

Upon effectiveness of the 2011 Hanmi Agreement we made an upfront payment of $0.25 million to Hanmi, and we will pay Hanmi tiered royalty payments in the teens based on aggregate net sales of any products using the licensed intellectual property in the territory. Such royalties will be reduced if competing generic products gain market share in the applicable country. Depending on when we receive regulatory approval of a product using the intellectual property licensed from Hanmi in the U.S. or Europe, we may be obligated to pay Hanmi a regulatory bonus of $24.0 million to be paid (1) upon the occurrence of a liquidity event, if the regulatory approval has already been received, or (2) upon receipt of the regulatory approval, if such approval is received after a liquidity event. We were also required to pay Hanmi an exit bonus, in shares of our common stock at a 20% discount to the initial public offering price, of $6.25 million upon the completion of our initial public offering in June 2017 based on a nominal value of $5.0 million. In connection with the March 2015 amendment to the 2011 Hanmi Agreement, we made an upfront payment of $50,000 to Hanmi. Additionally, in connection with the March 2017 amendment to the 2011 Hanmi Agreement, we issued a $7.0 million convertible bond to Hanmi in lieu of an upfront payment. Hanmi elected to convert the $7.0 million principal amount of the convertible bond into 795,455 shares of our common stock, based on the agreed 20% discount to our initial public offering price, in September 2017. In connection with the September 2018 amendment to the 2011 Hanmi Agreement, we made an upfront payment of $40,000 to Hanmi.

Upon effectiveness of the 2013 Hanmi Agreement we made an upfront payment of $0.1 million to Hanmi, and we will pay Hanmi tiered royalty payments in the teens based on net sales of any products using the licensed intellectual property in China. The royalties shall be reduced if competing generic products gain market share in China. We also granted to Hanmi a one-time right of first negotiation to purchase all of our rights in Oral Paclitaxel or Oral Irinotecan under the agreement during development and prior that, at Hanmi’s discretion, requires us to negotiate in good faith the sale of our rights under such agreement to Hanmi at a purchase price determined by an internationally-recognized investment banking firm with an office in Hong Kong at any time prior to the earlier of (1) our first commercial sale of products using such technology or (2) receipt by Hanmi of written notice from our company of the sublicense of the rights in an applicable product to a third party.

Under each agreement, we are responsible for all clinical studies and development and commercialization activities, and the related expenses, resulting from the agreements. Each of the 2011 Hanmi Agreement and the 2013 Hanmi Agreement expires on the earlier of (1) expiration of the last of Hanmi’s patent rights licensed under the agreement or (2) invalidation of Hanmi’s patent rights which are the subject of the agreement, provided that the term will automatically be extended for consecutive one year periods unless either party gives notice to the other at least 90 days prior to expiration of the patent rights licensed under the agreement or before the then-current annual expiration date of the agreement. The patent rights licensed to us under the 2011 and 2013 Hanmi Agreements have expiry dates ranging from in 2023 to 2033, unless the terms of such licensed patents are extended in accordance with applicable laws and regulations.

Hanmi may also terminate the 2011 Hanmi Agreement if (1) we fail to file an IND application with the FDA for Oral Paclitaxel within six months of the latest of (x) our receipt from Hanmi of all English translations necessary for the filing of an IND application with the FDA, (y) the date we and Hanmi agree that all studies necessary for the filing of an IND application with the FDA have been completed or (z) the date of the final study report for the last of any additional studies that are necessary for the filing of an IND application with the FDA or (2) we fail to commence clinical studies for Oral Paclitaxel within twelve months after the date of approval of an IND application by the FDA.

The 2013 Hanmi Agreement may be terminated by Hanmi if (1) we fail to file an IND application for Oral Paclitaxel with the NMPA within six months after the latest of (w) completion of all Chinese translations necessary for the filing of an IND application with the NMPA, (x) completion of all manufacturing and toxicology studies necessary for the filing of an IND application with the NMPA (y) the date we and Hanmi agree that all studies necessary for the filing of an IND application with the NMPA have been completed or (z) the date of the final study report for the last of any additional studies that are necessary for the filing of an IND application with the NMPA or (2) we fail to commence clinical studies for Oral Paclitaxel within twelve months after the date of approval of an IND application by the NMPA.

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

Out-Licenses

ZenRx License Agreement

In April 2013, we entered into a license agreement with ZenRx, which we refer to as the ZenRx License, pursuant to which we granted to ZenRx an exclusive, sublicensable license to use certain of our intellectual property to develop and commercialize Oral Irinotecan and Oral Paclitaxel in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound but only for use in Oral Irinotecan and Oral Paclitaxel. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement.

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

As an incentive to ZenRx to further development and commercialization of Oral Irinotecan and Oral Paclitaxel in the territory, if ZenRx obtains certain regulatory approvals in the territory prior to regulatory approval of those products in either the U.S. or South Korea, we may be required to make payments to ZenRx, at ZenRx’s option, either up to $0.6 million in cash or $0.35 million in cash plus $0.25 million worth of our common stock.

The term of the ZenRx License expires on the earlier of (1) expiration of the last of our patent rights licensed under the agreement or (2) invalidation of our patent rights which are the subject of the agreement, provided that the term will automatically be extended for consecutive one year periods unless either party gives notice to the other at least 90 days prior to expiration of the patent rights licensed under the agreement or before the then current annual expiration date of the agreement. Prior to the expiration of the term of the agreement, ZenRx may terminate the agreement in its sole discretion, by providing three months’ notice to us. Subject to certain conditions, we may also terminate the agreement if ZenRx fails to comply with certain development timelines set forth in the ZenRx License. The agreement also contains customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party.

PharmaEssentia License Agreements

In December 2011 and December 2013, we entered into two separate out-licensing agreements with PharmaEssentia, pursuant to which we granted to PharmaEssentia certain licenses to our intellectual property for use in development and commercialization of certain products in specific territories.

The December 2011 agreement, which we refer to as the 2011 PharmaEssentia Agreement, granted an exclusive, sublicensable license to use any pharmaceutical preparation containing tirbanibulin or KX-361 for use in treating psoriasis or other non-malignant skin conditions in a territory that includes China, Taiwan, Macau, Hong Kong, Singapore and Malaysia. In December 2016, we agreed to amend the 2011 PharmaEssentia Agreement such that the field under the license agreement does not include AK for any country in the territory except Taiwan.

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

The December 2013 agreement, which we refer to as the 2013 PharmaEssentia Agreement, granted an exclusive, sublicensable license for development and commercialization of Oral Paclitaxel and Oral Irinotecan in Taiwan and Singapore. In December 2016, we agreed to amend the 2013 PharmaEssentia Agreement to also include Vietnam in the territories covered by the license, provided that, if PharmaEssentia has not completed a submission for regulatory approval in Vietnam by 2021, the rights under the license in Vietnam will be returned to us. In November 2018, we agreed to amend the 2013 PharmaEssentia Agreement to also include a license for development and commercialization of Oral Docetaxel in Singapore, Taiwan and Vietnam. We received $2.0 million from PharmaEssentia upon effectiveness of the amended agreement.

We received a $50,000 payment from PharmaEssentia upon effectiveness of the 2013 PharmaEssentia Agreement and a $0.5 million payment upon the initiation of a 505b2 strategy registration study in the first quarter of 2017, and we may be entitled to an aggregate of up to $1.5 million in additional development, regulatory and sales milestone payments. We may be obligated to pay PharmaEssentia an aggregate of $1.0 million in incentives if PharmaEssentia achieves certain milestones within designated timeframes. We will also be eligible to receive tiered royalties in the mid-teens on net sales of each product commercialized by PharmaEssentia utilizing the intellectual property that is the subject of the 2013 PharmaEssentia Agreement. Such royalties will be reduced by 40% when competing generic products have 30% of the market share in the applicable country and will be eliminated entirely when competing generic products have 60% of the market share in the applicable country. Under the November 2018 amendment to the 2013 PharmaEssentia Agreement, we also received an upfront payment of $2.0 million, and we may be entitled to an aggregate of up to $9.1 million in additional development and regulatory milestone payments related to Oral Docetaxel.

Under each agreement, PharmaEssentia is responsible for all clinical studies and development and commercialization activities, and the related expenses, resulting from the agreements. Each of the 2011 PharmaEssentia Agreement and the 2013 PharmaEssentia Agreement expire on the earlier of (1) expiration of the last of our patent rights licensed under the agreement or (2) invalidation of our patent rights which are the subject of the agreement, provided that the term will automatically be extended for consecutive one year periods unless either party gives notice to the other at least 90 days prior to expiration of the patent rights licensed under the agreement or before the then current annual expiration date of the agreement.

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

Xiangxue License Agreements

2012 License Agreement

In May 2012, we entered into a license agreement with Xiangxue, which we refer to as the Xiangxue 2012 License, pursuant to which we granted to Xiangxue an exclusive, sublicensable license to use certain of our intellectual property to develop and commercialize products containing KX-361 in all indications for brain tumors in China, Taiwan, Hong Kong and Singapore.  Xiangxue is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement.

We received a $0.75 million payment from Xiangxue upon effectiveness of the Xiangxue 2012 License and in 2013 received a further $0.75 million payment upon meeting the first regulatory milestone under the agreement. We may be entitled to receive an aggregate of up to $4.5 million in additional development and regulatory milestone payments. We will also be eligible to receive royalties in the teens on net sales of each product commercialized by Xiangxue utilizing the intellectual property that is the subject of the. Such royalties will be reduced by 40% when competing generic products have 30% of the market share in the applicable country and will be eliminated entirely when competing generic products have 60% of the market share in the applicable country.

The term of the Xiangxue 2012 License expires on the earlier of (1) expiration of the last of our patent rights licensed under the agreement or (2) invalidation of our patent rights which are the subject of the agreement, provided that the term will automatically be extended for consecutive one year periods unless either party gives notice to the other at least 90 days prior to expiration of the patent rights licensed under the agreement or before the then current annual expiration date of the agreement. Prior to the expiration of the term of the Xiangxue 2012 License, Xiangxue may terminate the agreement in its sole discretion, by providing six months’ notice to us. Subject to certain conditions, we may also terminate the agreement if Xiangxue fails to comply with certain development timelines set forth in the Xiangxue 2012 License. The Xiangxue 2012 License also contains customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party.

2019 License Agreement

In December 2019, we entered into an exclusive license agreement with Xiangxue, which we refer to as the 2019 Xiangxue License, in which we granted Xiangxue exclusive rights to develop and commercialize certain licensed products for China, Hong Kong and Macau, including Oral Paclitaxel, Oral Irinotecan, and tirbanibulin ointment for certain indications, including oncological and AK indications, as well as other indications that we and Xiangxue mutually agree to pursue under the 2019 Xiangxue License. The 2019 Xiangxue License contains an option, exercisable by Xiangxue, to license two additional product candidates on terms and conditions to be negotiated separately from the 2019 Xiangxue License. Under the terms and conditions of the 2019 Xiangxue License, we and Xiangxue will be jointly responsible for licensed products in the territory covered by the 2019 Xiangxue License in their permitted fields of use and Xiangxue will be responsible for the commercialization of the licensed products in the territory in their permitted fields of use. Xiangxue has agreed to pay us an initial payment of $30.0 million, subject to the satisfaction of certain conditions, including the delivery of required regulatory data, which are expected to occur in the first quarter of 2020. We may be eligible to receive future additional payments up to $150.0 million in the event defined regulatory and sales milestones are achieved, a payment of $20.0 million in the event of a change of control or assignment of rights involving Xiangxue (as further defined and subject to the conditions set forth in the 2019 License Agreement), and to receive tiered royalties at rates ranging from the low teens to low twenties based on annual net sales of the licensed products in the territory covered by the 2019 Xiangxue License and a percentage of sublicensing revenue. The 2019 Xiangxue License will continue until Xiangxue has no payment obligations under the 2019 Xiangxue License, unless terminated earlier in accordance with the terms of the 2019 Xiangxue License. The 2019 Xiangxue License may be terminated in its entirety upon the mutual agreement of the parties, by Xiangxue for convenience upon requisite notice, or by either party for material breach as set forth in the 2019 Xiangxue License.  The 2019 Xiangxue License also will be terminated with respect to any licensed product for Xiangxue’s failure to meet agreed upon regulatory milestones with respect to such 2019 Licensed Product.

Almirall License Agreement

In December 2017, we entered into a license agreement with Almirall, which we refer to as Almirall License, pursuant to which we granted to Almirall an exclusive, sublicensable license of certain of our intellectual property for the development and commercialization of topical products containing tirbanibulin to treat and prevent skin disorders and diseases in humans (including AK), or the Field, in the licensed territory, which includes the U.S. and substantially all European countries (including Russia and Turkey). We also granted Almirall a right of first negotiation to license from us in the territory covered by the Almirall license any compound (other than tirbanibulin) that we may develop in the future with the same mechanism of action as tirbanibulin for topical treatment of skin disorders and diseases if we decide to collaborate with a third party regarding that newly developed compound. Under the Almirall License, Almirall also grants us an exclusive, sublicensable license to use certain of its intellectual property related to the products containing our licensed tirbanibulin for use in the Field in order to commercialize such products outside of the Licensed Territory and outside of the Field in the Licensed Territory and to commercialize other products containing tirbanibulin for indications outside the Field. If we decide to sublicense that license from Almirall for certain additional products or indications, we will negotiate with Almirall to allow them to reasonably participate in the commercial benefit of such sublicense.

In March 2018, we received an upfront payment of $30.0 million from Almirall under this agreement. In June 2019, we received milestone payment of $20.0 million, and we expect to receive other near-term payments of up to $5.0 million. We may also be entitled to receive an aggregate of $65.0 million in additional milestone payments, as well as sales milestone payments we estimate will likely total $155.0 million. Almirall will reward Athenex with additional sales milestones should the sales exceed the currently projected amounts. In addition, we are eligible to receive tiered royalty payments for a certain period starting at 15% based on annual net sales of the topical products commercialized by Almirall, utilizing the intellectual property subject to the license agreement, with incremental increases in royalty rates commensurate with increased sales. Additionally, under certain circumstances starting after one year following regulatory approval of certain licensed products in the U.S., we would have the option to co-promote such licensed products under pre-negotiated terms and conditions with Almirall.

The term of the Almirall License began in February 2018 when antitrust approval was obtained and continues for the entire life of the licensed topical products on a country-by-country basis. Prior to the expiration of the term of the Almirall License, Almirall may terminate the agreement in its entirety or with regard to a certain territory in its sole discretion by providing six months’ notice to us. We may also be required to reimburse Almirall in the event Almirall provides notice that certain clinical endpoints under the agreement are not met. In addition, Almirall may terminate the agreement effective immediately if the licensed topical products cannot be marketed in the territory due to significant safety concerns, if regulatory approval is finally and irrevocably denied in a territory or if an approved product label is less favorable than the product label submitted to the regulatory authorities in a way that would materially affect the commercial value of the product.

The agreement also contains customary termination rights for both parties, such as in the event of a breach of the agreement or if the other party defaults in performance of its obligations under the agreement.

In October 2019, we announced a progress update from our partner Almirall on tirbanibulin ointment for the treatment of AK.

CJ License Agreement

In December 2018, through our subsidiary Taihao Pharmaceutical, we entered into a series of agreements to license certain intellectual property to Chongqing Jingdong Junzhuo Pharmaceutical Co., Ltd. (“CJ”) to exclusively develop and commercialize tirbanibulin for the treatment of actinic keratosis and oncology indications in humans in mainland China (excluding Hong Kong, Macau and Taiwan). Via the series of agreements, CJ obtained the exclusive right to promote, market, sell and commercialize in mainland China those topical or oral products that contain our proprietary Src/tubulin inhibitor, tirbanibulin, also known as tirbanibulin. We have agreed to manufacture the products and to conduct all clinical trials, and CJ was required to use its reasonable best efforts to commercialize the licensed products in mainland China. Under the agreements, CJ has agreed to pay Taihao (1) an upfront payment of $14.5 million, (2) certain milestone payments totaling $15.0 million and (3) royalty payments based on the amount of sales of the product. These agreements have been terminated by mutual consent of both parties as of March 6, 2019, and we will retain the exclusive right to promote, market, sell and commercialize in mainland China those topical or oral products that contain tirbanibulin. We are not subject to any termination penalties related to the termination of the license and sublicense agreements.

Collaboration Agreement

Eli Lilly and Company Agreement

In October 2016, we entered into a Clinical Trial Collaboration and Supply Agreement with Lilly, which we refer to as the Lilly Agreement, under which we and Lilly will conduct a Phase 1b trial of Oral Paclitaxel in combination with Lilly’s ramucirumab in patients with gastric, gastro-esophageal and esophageal cancers. Under the terms of the Lilly Agreement we will act as the sponsor of the study and will hold the IND/clinical trial application (“CTA”) relating to the study, while all clinical data generated under the study will be jointly owned by us and Lilly. Other than Lilly’s obligation to supply ramucirumab to us, we will be responsible for all other costs associated with the conduct of the study.

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

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions, products and product candidates, methods of manufacture, methods of using our products and product candidates, and improvements thereof that are commercially important to our business. We protect our proprietary intellectual property position by, among others, filing patent applications in the U.S. and in jurisdictions outside of the U.S. covering our proprietary technologies, inventions, products and product candidates, methods, and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing innovation, and licensing opportunities to develop, strengthen and maintain our proprietary intellectual property position. As of December 31, 2019, we owned more than 150 granted patents and approximately 65 pending patent applications worldwide. In addition, we have in-licensed patents and patent applications relating to our Orascovery platform technology from Hanmi. In our Orascovery platform, the lead compound is covered as composition-of-matter in granted patents in the U.S. and other territories, such as China and Europe. These patents will expire in October 2023 or 2024, excluding any potential patent term adjustments and/or patent term extensions that may be available. The lead compounds in our Src Kinase Inhibition platform are covered as composition-of-matter in granted patents in the US and other territories, including China and Europe. These patents will begin to expire in December 2025, excluding any potential patent term adjustments and/or patent term extensions that may be available.  As of December 31, 2019, we have in-licensed patents and technologies in relation to our TCR T-cell therapy.  Some of these patents will expire in 2034, excluding any potential patent term adjustments and/or patent term extensions that may be available.  We have in-

licensed a patent relating to the site-directed PEGylation of arginases and their use as anti-cancer and anti-viral therapies granted in the U.S. and other territories, such as China and Europe. This patent will expire in March 2030, excluding any potential patent term adjustments and/or patent term extensions that may be available. A PCT application has entered national phases in the U.S. and other territories, such as China and Europe covering the compositions and methods for amino acid depletion therapy.

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

Granted patents and pending patent applications related to the SRC Kinase Inhibition platform cover such aspects as composition-of-matter claims to our lead product candidates and their analogs, claims to pharmaceutical compositions comprising such candidates and claims to methods of making and method of treatment using such candidates. Not accounting for any patent term adjustment, patent term extension or terminal disclaimer, and, assuming that all annuity and/or maintenance fees are paid, the patents and, if granted, patent applications, will expire from 2025 to 2040.

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, approval, quality control, labeling, packaging, promotion, storage, advertising, distribution, post-approval monitoring, marketing and export and import of products such as those we are developing. In order to be lawfully marketed in the U.S., our therapeutic drug candidates and compounded products must comply with either Section 503B (compounding) or Section 505 (new drug approval) of the FDCA as applicable, and they will be subject to similar premarket requirements in other countries. The process of obtaining regulatory approvals and ensuring compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the FDCA and its implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;
•	warning or untitled letters;
•	seizures or administrative detention of product;
•	total or partial suspension of production or distribution or
•	injunctions, fines, restitution, disgorgement, refusal of government contracts, or civil or criminal penalties.

NDA approval processes

The process required by the FDA before a therapeutic drug product may be marketed in the U.S. generally involves the following:

•	completion of extensive nonclinical laboratory tests, animal studies and formulation studies conducted in accordance with GLPs and other applicable regulations;

•	submission to the FDA of an IND application, which must be authorized before human clinical trials may begin;
•

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCPs, to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of an NDA;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product candidate is produced to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to assure the product candidate’s identity, strength, quality and purity;

•	potential FDA audit of the clinical trial sites that generated the data in support of the NDA; and
•	FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Such studies must generally be conducted in accordance with the FDA’s GLPs. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND application. Some nonclinical testing may continue even after the IND application is submitted. In addition to including the results of the nonclinical studies, the IND application will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND application automatically becomes effective thirty days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND application.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP requirements, which include, among other things, the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness endpoints to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND application, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must report to the FDA serious and unexpected adverse reactions in a timely manner. Reporting requirements also apply to, among other things, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure and any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. An institutional review board, or IRB, with jurisdiction at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations.

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

In the case of a 505(b)(2) NDA, which is a marketing application in which the sponsor may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above-described studies and nonclinical studies may not be required or may be abbreviated. The applicant may rely upon the FDA’s prior findings of safety and efficacy for a previously approved product or on published scientific literature in support of its application. Bridging studies, including clinical studies, may be needed, however, to demonstrate that it is scientifically appropriate to rely on the findings of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

The outcome of human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed or may not be completed at all. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

During the development of a new product candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before an NDA application is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trials that they believe will support the approval of the new therapeutic. A sponsor may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began.

Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be required after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the product candidate. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf-life.

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each prescription drug. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation or where the applicant is a small business submitting its first human therapeutic application for review. Product candidates that are designated as orphan drugs are also not subject to user fees unless the application contains an indication other than an orphan indication.

Within sixty days following submission of an NDA, FDA reviews the application to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to accept any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA has agreed to certain performance goals in the review of NDAs. FDA seeks to review NDAs for standard review products that are not new molecular entities, or NMEs, within ten months of the date the NDA is submitted, while FDA seeks to review NDAs for standard review NMEs within ten months of the date FDA files the NDA.  FDA seeks to review NDAs for priority review products that are not NMEs within six months of the date the NDA is submitted, while FDA seeks to review NDAs for priority review NMEs within six months of the date FDA files the NDA. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, plan is necessary to assure the safe use of the product. If the FDA concludes that a REMS plan is needed, the sponsor of the NDA must submit a proposed REMS plan prior to approval. The FDA has authority to require a REMS plan when necessary to ensure that the benefits of a drug outweigh the risks. In determining whether a REMS plan is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. A REMS plan may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the risks, limitations on who may prescribe or dispense the drug or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS plan must include a timetable to assess the strategy at eighteen months, three years and seven years after the strategy’s approval.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA does not satisfy its regulatory criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than the applicant. If the agency decides not to approve the NDA in its then present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant must either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or appeal the decision.

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

Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated product candidate and expedite review of the application for a product candidate designated for priority review. Accelerated approval, which is described in Subpart H of 21 CFR Part 314, provides for an earlier approval for a new product candidate that is (1) intended to treat a serious or life-threatening disease or condition; (2) generally provides a meaningful advantage over available therapies and (3) demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, and is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA will require that a sponsor of a product candidate receiving accelerated approval perform post-

marketing studies to verify and describe the predicted effect on IMM or other clinical endpoint. The product may be subject to accelerated withdrawal procedures under certain circumstances.

In addition to the Fast Track, accelerated approval and priority review programs discussed above, a sponsor may seek a breakthrough therapy designation. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or conditions, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Drugs designated as breakthrough therapies are eligible for, among other things, the Fast Track designation, intensive guidance on an efficient drug development program and a commitment from FDA to involve senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review.

Abbreviated New Drug Applications for Generic Drugs and 505(b)(2)NDAs

NDA applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic or 505(b)(2) applicants in support of approval of an ANDA, or a 505(b)(2) application. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way can often be substituted by pharmacists under prescriptions written for the original listed drug. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness but where some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A 505(b)(2) applicant may be able to rely on published literature or on FDA’s previous findings of safety and effectiveness for an approved drug. A 505(b)(2) NDA may be submitted for changes to a previously approved drug, including, for example, in the dosage form, route of administration, or indication.

The ANDA or 505(b)(2) applicant is required to make a certification to the FDA concerning any patents listed for the approved NDA product in the FDA’s Orange Book. Specifically, the ANDA or 505(b)(2) applicant must certify that: (1) the required patent information has not been filed; (2) the listed patent has expired (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA or 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of fourteen years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND application and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that this review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if available, we intend to apply for restorations of patent term for some of our currently owned patents beyond their current expiration dates, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA; however, there can be no assurance that any such extension will be granted to us.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA, submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Five- and three-year exclusivity do not affect the submission of a full 505(b)(1) NDA.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to therapeutic candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects either (1) fewer than 200,000 individuals in the U.S., or (2) more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a product candidate for this type of disease or condition will be recovered from sales in the U.S. for that product candidate. Orphan Drug Designation must be requested before submitting an NDA. We have received Orphan Drug Designation for KX-361 and Oral Paclitaxel for the treatment of angiosarcomas. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product candidate that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product candidate is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except under limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our therapeutic candidates for seven years if a competitor obtains approval of the same drug for the same disease or condition as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product candidate for the same indication or disease. Orphan drug exclusivity does not prevent FDA from approving the same drug for a different disease or a different drug for the same disease.

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

Any therapeutic candidates manufactured or distributed pursuant to FDA approvals for prescription drugs are subject to continuing regulation by the FDA, including, among other things:

•	reporting and record-keeping requirements;
•	reporting of adverse experiences;
•	providing the FDA with updated safety and efficacy information;
•	product sampling and distribution requirements;
•	notifying the FDA and gaining its approval of specified manufacturing or labeling changes and
•

complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in or consistent with the product’s approved labeling, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.

Therapeutic manufacturers and other entities involved in the manufacture and distribution of approved therapeutic products are required to register their establishments with the FDA and obtain licenses in certain states and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record-keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations would also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers used. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed under certain limited circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. The government recently released a regulation and policy to expand and enhance the requirements related to registering and reporting the results of which may result in greater enforcement of these requirements in the future.

Regulation of Compounding Pharmacies

Pharmaceutical drug compounding is a practice in which a licensed pharmacist, a licensed physician, or in the case of an outsourcing facility, a person under the direct supervision of a licensed pharmacist, combines, mixes, or alters ingredients of a drug to create a medication. We are engaged in the compounding of sterile drugs as an outsourcing facility registered with FDA under FDCA Section 503B. Title I of the Drug Quality and Security Act, the Compounding Quality Act, or CQA, allows an entity that compounds sterile drugs to register with FDA as an outsourcing facility. Once registered (which includes payment of an annual fee), an outsourcing facility must meet certain conditions in order to be exempt from the FDCA’s new drug approval requirements, the requirement to label products with adequate directions for use, and certain product tracing and serialization requirements. Under the CQA, a drug must be compounded in compliance with FDA’s cGMP regulations by or under the direct supervision of a licensed pharmacist in a facility registered pursuant to Section 503B of the FDCA in order to be so exempt. The outsourcing facility must also report specific information about the products that it compounds, including a list of all of the products it compounded during the previous six months, and information about the compounded products, such as the source of the active ingredients used to compound pursuant to Section 503B(b)(2). The source of any bulk substance active ingredient used in compounding must be a Section 510 registered manufacturer, and the ingredients must include a certificate of analysis. If the outsourcing facility compounds using bulk drug substances, the bulk drug substances must either appear on FDA’s “interim” list of bulk substances that may be used in compounding under Section 503B, which are bulk drug substances for which FDA has determined there is a clinical need for use in compounding.  Drugs may also be compounded if the FDA-approved drug product appears on FDA’s published drug shortage list.

FDA has not yet finalized its list of bulk drug substances for which there is a clinical need, but FDA has announced an interim policy pursuant to which bulk drug substances for which there is sufficient supporting information for FDA to evaluate them may be nominated for inclusion on FDA’s “Category 1” list.  Provided certain conditions are met, FDA will exercise enforcement discretion concerning Category 1 substances pending evaluation of the substances for inclusion on FDA’s final list of bulk drug substances for which there is a clinical need.

In addition, an outsourcing facility must meet other conditions described in the CQA, including reporting adverse events pursuant to Section 503B(b)(5) of the FDCA, and labeling its compounded products with certain information pursuant to Section 503B(a)(10). Outsourcing facilities are prohibited from transferring selling compounded drugs through a wholesale distributor, or from compounding drugs that are essentially copies of commercially available, FDA-approved drugs. Outsourcing facilities are subject to FDA inspection, and FDA conducts inspections on a risk-based frequency under Section 503B(b)(4).

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the Affordable Care Act (“ACA”) made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits. Centers for Medicare and Medicaid Services (“CMS”) will expand Medicaid rebate liability to the territories of the United States as well, beginning in 2020, if the territories elect to enroll in the Medicaid Drug Rebate Program. In addition, the ACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by CMS may also provide for the public availability of pharmacy acquisition cost data, which could influence our decisions related to setting product prices and offering related discounts.

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

•

The ACA imposed a requirement on manufacturers of branded drugs to provide a discount, now 70%, off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., the “donut hole” or the period of consumer payment for prescription medicine costs which lies between the initial coverage limit and the catastrophic—coverage threshold).

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

Generic Drugs

Given that we manufacture and market generic drug products, our business may be impacted by laws and policies governing the coverage, pricing and reimbursement of generic drugs. Generic drugs are the same API as initial innovator medicines and are typically more affordable in comparison to the innovator’s products. Sales of generic medicines have benefitted from policies encouraging generic substitution and a general increasing acceptance of generic drugs on the part of healthcare insurers, consumers, physicians and pharmacists. However, while the U.S. generics market is one of the largest in the world, the recent trend of rising generic drug prices has drawn scrutiny from the U.S. government. Specifically, generic drug pricing is the subject of Congressional inquiries and media attention, and many generic drug manufacturers are the targets of government investigations.

In addition, like branded drug manufacturers, generic drug manufacturers are now required to pay an inflation penalty if price increases on generic drugs exceed the rate of inflation.

Also, the ACA revised the methodology for setting Medicaid generic drug reimbursement in order to further limit the reimbursement of generic drugs under the Medicaid program. Specifically, the Federal Upper Limit (“FUL”), which establishes the government’s maximum payment amount for certain generic drugs, is no less than 175% of the weighted average of the most recently reported monthly AMPs for pharmaceutically and therapeutically equivalent multiple source drug products that are available for purchase by retail community pharmacies on a nationwide basis. Similarly, reimbursement for generic drugs is also limited in Medicare Part B, as the Average Sales Price (the metric upon which reimbursement is based or ASP) for multiple-source drugs included within the same multiple-source drug billing and payment code is the volume-weighted average of the various manufacturers’ ASPs for those drug products.

Laboratory Testing Services Coverage and Reimbursement

Given that we market medical devices in the form of in vitro diagnostic devices, or IVDs, used in the performance of clinical laboratory tests, currently limited to drugs of abuse, pregnancy and alcohol testing in the U.S., and cardiac marker and infectious disease testing in Asia, our business may be impacted by laws and policies governing the coding, coverage, reimbursement and demand for clinical laboratory services. With regard to the clinical laboratory services performed on Medicare beneficiaries, health care providers utilizing such tests generally either are paid under prospective payment systems for most tests performed on hospital inpatients and outpatients or must bill the Medicare Part B program directly in compliance with applicable coding, coverage and reimbursement rules and accept the amount paid by the Medicare contractor under the Medicare Clinical Laboratory Fee Schedule (“CLFS”) as payment in full. Currently, Medicare does not require the beneficiary to pay a co-payment for clinical laboratory services paid under the CLFS. Pursuant to Section 216 of-the federal Protecting Access to Medicare Act of 2014 (“PAMA”), CMS is modernizing the CLFS by creating a market-based reimbursement system which will require clinical laboratories subject to the law to report certain private payor prices and test volumes, and CMS will set new payment rates for CLFS tests based on the weighted median of reported prices, effective January 1, 2018. It is unclear how this new law will affect testing services that use our products at this time, but, as a general matter, CMS has indicated that prices of many clinical laboratory tests will decrease under PAMA. In addition, state Medicaid programs are prohibited from paying more (and in many instances, pay significantly less) than Medicare, and payment is subject to state-specific coverage, reimbursement and laboratory law requirements. Certain state Medicaid programs also require Medicaid recipients to pay co-payment amounts for clinical laboratory services. Likewise, payment by private payors is subject to payor-determined coverage and reimbursement policies that vary considerably and are subject to change without notice. Finally, there is increasing legislative attention to opioid abuse in the United States, including passage of the Comprehensive Addiction and Recovery Act of 2016 which, among other things, strengthens state prescription drug monitoring programs and expands educational efforts for certain populations, which may increase the need for drugs of abuse testing. Changes like these related to clinical laboratory services and any other changes related to coverage or reimbursement may impact the demand for and pricing of some of our products which could adversely affect our ability to operate our business and our financial results.

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

•

the federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA, that require manufacturers of certain drugs and biologics to track and report payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer, and that such information is subsequently made publicly available in a searchable format on a CMS website;

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

Medical Devices

Through our subsidiary Polymed, we marketed in vitro diagnostic, or IVD, rapid test kits used in the performance of clinical laboratory tests (limited to drugs of abuse and pregnancy testing in the U.S.). We discontinued this line of product sales during the beginning of 2019. These IVD test kits are regulated by the FDA as medical devices under the FDCA and related regulations, and are subject to premarket notification requirements pursuant to Section 510(k) of the FDCA.  FDA’s medical device regulations address, among other topics, the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution of medical devices, for the purpose of ensuring that medical devices manufactured or distributed in the U.S. are safe and effective for their intended uses and otherwise meet the requirements of the FDCA. These requirements apply to varying extents, depending on the level of risk posed by a device. Medical devices may also be subject to other federal and state authorities in the U.S., as well as comparable authorities in foreign jurisdictions.

In addition, the Clinical Laboratory Improvement Amendments of 1988, or CLIA, established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Pursuant to CLIA, the FDA categorizes IVDs based on their level of complexity (e.g., knowledge and training necessary to perform the test).  Waived tests are those that are simple to use and pose little risk of providing incorrect information or causing harm if performed incorrectly.  Laboratories that perform only waived tests must obtain a Certificate of Waiver but otherwise are subject to minimal requirements under CLIA.  Tests categorized as moderate complexity are more complex than waived tests, and laboratories performing them are subject to CLIA requirements for quality control, quality assurance, proficiency testing and limited personnel requirements.  Finally, high complex tests are the most difficult to perform or pose the greatest risk if performed incorrectly.  In addition to the requirements applicable to moderate complexity tests, laboratories performing high complexity tests are subject to

additional personnel requirements.   Labs performing tests other than waived tests must obtain either a Certificate of Accreditation or Certificate of Compliance. Foreign countries may require similar or more onerous approvals to manufacture or market our products or to allow the use of our products in certain settings. Most of our test strips are categorized as CLIA waived, but some of our test strips are categorized as moderate in complexity.

Risk Classification

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification submission, granting of a de novo classification request, or approval of a premarket approval application, or PMA. The FDCA establishes three classes of devices - Class I (low risk), Class II (moderate risk) or Class III (high risk) - depending on the degree of risk associated with each medical device. Class I devices are those for which general controls are sufficient to provide reasonable assurance of safety and effectiveness. General controls include establishment registration and product listing, complaint handling, reporting of adverse events recordkeeping, and compliance with the applicable portions of the Quality System Regulation, or QSR. Class II devices are those for which general controls are insufficient by themselves to provide reasonable assurance of the safety and effectiveness of the device and for which special controls can be established to provide such assurance.  Special controls may include performance standards, post-market surveillance, patient registration, and the development and dissemination of guidelines. Class III devices are those for which reasonable assurance of safety and effectiveness cannot be provided through the imposition of general and special controls and that are either purported or represented for use in supporting or sustaining life or of substantial important in preventing impairment of human health or that present a potential unreasonable risk of illness or injury.

Premarket Authorization Pathways

In addition to general and special controls, medical devices may be subject to the requirement for premarket review and authorization by FDA in order to be commercially distributed.  The three premarket authorization pathways for medical devices are the 510(k) premarket notification, request for de novo classification, and an application for premarket approval, or PMA.  Most Class I devices are exempt from any premarket authorization requirement.  Many Class II devices are subject to 510(k) premarket notification.  Our currently marketed products are Class II devices subject to 510(k) clearance.  If no predicate exists, a device is automatically designated as Class III.  However, if the device does not pose high risk, a request for de novo classification may be submitted. Class III devices require FDA approval of a PMA application.

510(k) Marketing Clearance and De Novo Pathways

To obtain 510(k) clearance, a premarket notification submission must be submitted to the FDA demonstrating that the proposed device is “substantially equivalent” to a predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I or a device that was found substantially equivalent another device cleared through the 510(k) process. Pursuant to FDA’s user fee-based performance goals,  the agency has 90 days to review a 510(k) notification submission once it has been accepted, but the review process may take longer if the agency has questions or requires additional information, including clinical data, in order to make a determination regarding substantial equivalence.

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant 510(k) clearance to market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device cannot be lawfully marketed. In the absence of a suitable predicate, the device is  automatically designated as Class III. The sponsor may be able to seek reclassification through the de novo process.  If a de novo request is granted, the device may be legally marketed and a new classification is established. If the device is classified as Class II, the device may serve as a predicate for future 510(k) submissions. If the de novo pathway is not available, the sponsor must fulfill more rigorous PMA requirements.

PMA Approval Pathway

Class III devices require PMA approval before they can be lawfully marketed in the U.S. The PMA process is more demanding than the 510(k) process. A PMA must include information from investigations sufficient to show there is a reasonable assurance of safety and effectiveness under the labeled conditions of use proposed by the sponsor.  A PMA submission generally includes data from preclinical studies and human clinical trials.  The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical trial that supported PMA approval or requirements to conduct additional clinical trials post-approval. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Our products are not currently subject to PMA requirements. However, we may in the future develop devices that will require the submission of a PMA, or FDA may find that some of our proposed uses are not substantially equivalent to previously cleared and marketed devices, and thus a PMA is required.

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations, which specify obligations on study sponsors and clinical investigators.  These regulations include restrictions on promotion and commercialization of the device, specified labeling, reporting, and monitoring obligations, and compliance with human protection requirements (e.g., IRB approval, informed consent of subjects). If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective thirty days after receipt by the FDA unless the FDA notifies us that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE that require a modification, the FDA may, depending on whether the issues need to be addressed prior to study enrollment, either disapprove the IDE or approve the IDE with conditions.

During a clinical trial, the sponsor is required to comply with applicable FDA requirements, and the clinical investigators are also subject to FDA’s regulations. Both must comply with GCPs, which among other things require that informed consent be obtained from each research subject prior to enrollment, that the investigational plan and study protocol be followed, that the disposition of the investigational device be controlled and that reporting and recordkeeping requirements are followed. Additionally, after a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the prespecified safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval.

Post-Market Regulation

After a device is cleared or approved for marketing, the manufacturer is subject to numerous post-market requirements. These include:

•	establishment registration and device listing with the FDA;
•

QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•	labeling and promotion requirements, including the requirement that product labeling is truthful and nonmisleading and bears adequate directions for use;
•

procedures for evaluating device modifications and for determining whether they could significantly affect safety or effectiveness or would constitute a major change to intended use, in which case additional marketing authorization from FDA could be required;

•	complaint handling and investigation requirements, including, when necessary, undertaking corrective and preventive action to prevent recurrence of an identified issue;
•

medical device reporting requirements, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;

•	correction and removal requirements, under which a manufacturer must repair or replace (depending on the circumstances) a customer’s device and which may include FDA reporting obligations;
•

voluntary recall requirements, if FDA determines that a removal or correction was initiated by the manufacturer to correct a violation of the FDCA, which may require additional disclosure and remedial actions to be undertaken.  FDA may also request that the manufacturer initiate a recall if a product presents a risk of illness or injury or gross consumer deception and agency action is necessary to protect the public health and welfare.  FDA posts information about certain types of recalls on a publicly-available database;

•

mandatory recall, if FDA determines there is a reasonable probability that a device would cause serious, adverse health consequences or death and issues a cease distribution and notification order; and

•

post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods used in, and the facilities and controls used for, the design, manufacture, labeling, packaging, installation and servicing of finished devices intended for human use. The QSR includes requirements to establish and maintain procedures relating to design controls (including design history file), document controls, purchasing controls, production and process controls, labeling and packaging controls, corrective and preventive action, quality audits, and records (including device master record, device history record, and complaint files). As a manufacturer, we and our third-party manufacturers are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our product. The discovery of previously unknown problems with our product, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of products regulated by the FDA or other government agencies. In addition to new legislation, FDA and healthcare fraud and abuse and coverage and reimbursement regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. In particular, we expect that the current presidential administration and U.S. Congress will continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. Most recently, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold. Such reforms could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act of 1977 (“FCPA”) prohibits any U.S. individual or business from corruptly offering, paying, promising or authorizing the provision of anything of value, directly or indirectly, to any foreign official, foreign political party or official thereof, or candidate for foreign political office to obtain or retain business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring the issuer to maintain books and records that accurately and fairly reflect all transactions of the issuer and its controlled subsidiaries and to devise and maintain an adequate system of internal accounting controls.

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

China Government Regulation

In the People’s Republic of China ( “PRC” or “China”), we operate in an increasingly complex legal and regulatory environment. We are subject to a variety of Chinese laws, rules and regulations affecting many aspects of our business. This section summarizes the principal Chinese laws, rules and regulations relevant to our business and operations.

Foreign Investment in Pharmaceutical Industry

Foreign investment in China was previously subject to the Catalogue for the Guidance of Foreign Investment Industries (2017 Revision) issued and effective beginning July 28, 2017, and the Special Administrative Measures for the Access of Foreign Investment (“Negative List”) issued and effective beginning July 28, 2018, which together comprised the encouraged foreign-invested industries catalogue and the special administrative measures for the access of foreign investments to the restricted or the prohibited foreign-invested industries. The latter set out restrictions such as percentage of shareholding and qualifications of senior management. The Catalogue of Industries in which Foreign Investment is Encouraged (2019 Revision), the 2019 Catalogue, and the Special Administrative Measures for the Access of Foreign Investment (Negative List) (2019 Revision), and the 2019 Negative List, which were issued on June 30, 2019 and came into effect on July 30, 2019, further reduced restrictions on the foreign investment. Manufacturing and producing of new anti-cancer drugs, new cardiovascular medicine and new nervous system drugs falls within the field of encouraged catalogue. After the 2019 Catalogue and the 2019 Negative List came into effect, they replaced the Catalogue for the Guidance of Foreign Investment Industries (2017 Revision) and the Special Administrative Measures for the Access of Foreign Investment (Negative List).

General Regulations on China Drug Administration

The pharmaceuticals industry in China is mainly regulated and administrated by the State Administration for Market Regulation, the National Health Commission (NHC) and the Bureau of National Health Care. Pursuant to the Decision of the First Session of the Thirteenth National People’s Congress on the State Council Institutional Reform Proposal promulgated by the Chinese National Congress on March 17, 2018, (1) the State Administration for Market Regulation was established; and the China Food and Drug Administration (CFDA) ceased to exist, while the NMPA was established as a department under the State Administration for Market Regulation; (2) the National Health and Family Planning Commission shall cease to exist, while the NHC shall be established as a department under the State Council, incorporating duties of supervision and management which had been assigned to relevant departments and (3) the Bureau of National Health Care shall be established as a bureau directly subordinate to the State Council.

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

The Chinese Drug Administration Law was revised in February 2001, December 2013, April 2015, and again in August 2019. The purpose of the revisions was to strengthen the supervision and administration of pharmaceutical products and to ensure the quality and safety of those products for human use. The revised Chinese Drug Administration Law applies to entities and individuals engaged in the development, production, trade, application, supervision and administration of pharmaceutical products. It regulates and prescribes a framework for the administration of pharmaceutical preparations of medical institutions and for the development, research, manufacturing, distribution, packaging, pricing and advertisement of pharmaceutical products. Revised Implementing Measures of the Chinese Drug Administration Law promulgated by the State Council took effect in September 2002 and was revised in February 2016, and again in March 2019, providing detailed implementing regulations for the revised Chinese Drug Administration Law.

The Chinese Drug Administration Law was newly revised on August 26, 2019 and came into effect on December 1, 2019. As compared to the old law, the current revised Chinese Drug Administration Law mainly includes the following key highlights:

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

Good Laboratories Practice Certification for Preclinical Research

To improve the quality of preclinical research, the NMPA promulgated the Administrative Measures for Good Laboratories Practice of Preclinical Laboratory in 2003 and began to conduct the certification program of GLP. Under the Certifying Measures for Clinical Test Units, or NMPA Circular 44, promulgated in February 2004, the NMPA decides whether an institution is qualified for undertaking pharmaceutical preclinical research upon the evaluation of the institution’s organizational administration, its research personnel, its equipment and facilities and its operation and management of preclinical pharmaceutical projects. If all requirements are met, a GLP Certification will be issued by the NMPA, and the result will be published on the NMPA’s website. According to the newly revised Chinese Drug Administration Law, drug clinical trial institutions shall complete filing with NMPA (approval by NMPA is no longer required). Accordingly, NMPA promulgated the Filing Measures for Drug Clinical Trial Institutions on November 29, 2019, which provides details of the filing procedures and requirements.

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

Good Manufacturing Practice

All facilities and techniques used in the manufacture of products for clinical use or for sale in China must be operated in conformity with cGMP guidelines as established by the NMPA. GMP certification was no longer required from December 2019 and regular and random onsite checking and supervision will be implemented by the relevant authority. Failure to comply with applicable requirements could result in the termination of manufacturing and significant fines.

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

In comparison, according to the Provisions for Drug Registration, the registration pathway for Category 5 drugs is complicated and evolving. Category 5 drug applications may be submitted after a company obtains an NDA approval and receive the CPP granted by a major regulatory authority, such as the FDA or the EMA. Multinational companies may need to apply for conducting multi-regional clinical trials, which means that companies do not have the flexibility to design the clinical trials to fit the Chinese patients and standard-of-care. Category 5 drug candidates may not qualify to benefit from fast track review with priority at the CTA stage. Moreover, a requirement to further conduct local clinical trials can potentially delay market access by several years from its international NDA approval.

Adjustment on the Administration of Imported Drug Registration

On October 10, 2017, the NMPA promulgated the Decision on Adjusting Relevant Matters Concerning the Administration of Imported Drug Registration, effective as of the date of its promulgation, which stipulates that, among others, (1) simultaneous research and application are allowed, meaning that, in the case of a clinical trial concerning a drug subject thereto to be conducted at an international multi-center clinical trial (“IMCCT”) in China, Phase 1 clinical trials of the drug are allowed simultaneously, and the requirement that the drug subject to the clinical trial need to have been previously registered overseas or to have entered a Phase 2 or Phase 3 clinical trial shall not apply, except for preventative biological products; (2) the drug registration procedure is to be optimized, meaning that, upon the completion of a clinical trial at an IMCCT in China, an applicant may directly file a drug registration application and (3) for a new chemical drug or an innovative therapeutic biological drug for which a clinical trial or market registration is made, in each case as an imported drug, the requirement that such drug has received an overseas license issued by the country or region where the drug’s overseas pharmaceutical manufacturer is located shall not apply.

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

According to the Announcement on Optimizing the Evaluation and Approval of Drug Registration promulgated by the NMPA and the NHC in May 2018, the Chinese government seeks to further simplify and accelerated the clinical trial approval process.

Chinese Enterprise Income Tax Law and Its Implementation

The Chinese Enterprise Income Tax Law (“EIT Law”) and its implementation rules provide that from January 1, 2008, a uniform income tax rate of 25% is applied equally to domestic enterprises as well as foreign investment enterprises and permit certain High and New Technologies Enterprises (“HNTEs”) to enjoy preferential enterprise income tax rates subject to these HNTEs meeting certain qualification criteria.

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

In November 2011, the Ministry of Finance and the State Administration of Taxation (“SAT”) promulgated the Pilot Plan for Imposition of Value-Added Tax to Replace Business Tax (Pilot Plan). Since January 2012, the SAT has been implementing the Pilot Plan, which imposes value-added tax (“VAT”) in lieu of business tax for certain industries in Shanghai. The Pilot Plan was expanded to other regions, including Beijing, in September 2012 and was further expanded nationwide beginning August 1, 2013. VAT is applicable at a rate of 6% in lieu of business taxes for certain services, and 17% for the sale of goods and provision of tangible property lease services. VAT payable on goods sold or taxable services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the input VAT for the period. In March 2016, the Ministry of Finance and SAT jointly issued the Notice on Adjustment of Transfer Business Tax to Value Added Tax effective from May 2016, according to which Chinese tax authorities have started imposing VAT on revenues from various service sectors, including real estate, construction, financial services and insurance as well as other lifestyle service sectors, replacing the business tax.

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

Regulations Relating to Foreign Exchange and Dividend Distribution

Foreign Exchange Regulation

The Foreign Exchange Administration Regulations, most recently amended in August 2008, are the principal regulations governing foreign currency exchange in China. Under the Chinese foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. In contrast, approval from or registration with appropriate government authorities is required when RMB is converted into a foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, which substantially amends and simplifies the foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in China, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not previously possible. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by the SAFE or its local branches over direct investment by foreign investors in China will be conducted by way of registration, and banks must process foreign exchange business relating to the direct investment in China based on the registration information provided by SAFE and its branches.

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

On March 30, 2015, SAFE promulgated the Circular on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises (“SAFE Circular 19”), which became effective on June 1, 2015. According to SAFE Circular 19, the foreign exchange capital of foreign-invested enterprises may be settled on a discretionary basis, meaning that the foreign exchange capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution has been confirmed by the local foreign exchange bureau (or the book-entry registration of monetary contribution by the banks) can be settled at the banks based on the actual operational needs of the foreign-invested enterprise. The proportion of such discretionary settlement is temporarily determined as 100%. The RMB converted from the foreign exchange capital will be kept in a designated account, and if a foreign-invested enterprise needs to make further payment from such account, it still must provide supporting documents and go through the review process with the banks.

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

Regulation of Dividend Distribution

The principal laws, rules and regulations governing dividend distribution by foreign-invested enterprises in China are the Company Law of China, as amended, and the Foreign Investment Law, which took effect on January 1, 2020 and replaced the Wholly Foreign-owned Enterprise Law, the Cooperative Joint Venture Law, and the Equity Joint Venture Law. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with Chinese accounting standards and regulations. Both Chinese domestic companies and wholly-foreign owned Chinese enterprises are required to allocate at least 10% of their respective accumulated after-tax profits each year, if any, to fund certain capital reserve funds until the aggregate amount of these reserve funds have reached 50% of the registered capital of the enterprises. A Chinese company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

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

Employees

As of December 31, 2019, we had 574 full-time employees and 7 part-time employees. Of these, 236 are engaged in full-time research and development and laboratory operations, 191 are engaged in manufacturing activities and 147 are engaged in full-time selling, general and administrative functions. As of December 31, 2019, 45% of our personnel were located in the U.S, 48% were located in Asia, and 7% were located in Latin America. We have also engaged and may continue to engage independent consultants and contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment related work stoppages, and we consider our relations with our employees to be good.

Financial Information

We manage our operations and allocate resources in line with our three distinct reportable segments. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2019, 2018, and 2017 and our total assets as of December 31, 2019 and 2018, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

Corporate Information

We were originally formed under the laws of the state of Delaware in November 2003 under the name Kinex Pharmaceuticals, LLC. In December 2012, we converted from a limited liability company to a Delaware corporation, Kinex Pharmaceuticals, Inc. In August 2015, we amended and restated our certificate of incorporation to change our name to Athenex, Inc. Our principal executive offices are located at 1001 Main Street, Suite 600, Buffalo, New York 14203, and our telephone number is (716) 427-2950. Our website address is www.athenex.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (SEC). Our filings with the SEC are available on the SEC’s website at www.sec.gov. You may also access our press releases, financial information and reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those Forms) on our website under the “Investor Relations” tab. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront costs and expenses and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. Since our formation, the company has relied on a combination of public and private securities offerings, public-private partnerships, the issuance of convertible notes and public grants to fund our operations. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We have not generated substantial revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we incurred losses in 2019, 2018 and 2017. For the years ended December 31, 2019, 2018 and 2017, we reported net losses of $125.5 million, $128.7 million and $131.4 million, respectively, and had an accumulated deficit of $567.5 million as of December 31, 2019. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

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

Our recurring losses from operations and our current operating plans raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2019 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional financing to fund our current operating plans. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our current operating plans into the first quarter of 2021, but will not be sufficient to fund current operating plans through one year after the date that these consolidated financial statements are issued. We have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and drug development programs or commercialization efforts.

Our financial results are subject to volatility related to our revenue and expenses, and despite beginning to generate revenue from product sales, we have not yet been profitable and may never become profitable.

Our financial results are subject to volatility based on a number of factors, including the timing of milestone licensing fees that we receive or are required to pay, the change in product types produced by APD and whether those products are in high demand, our ability to predict the products in high demand in the market, competition in the market for generic drugs. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of, and obtain the necessary regulatory approvals for, our proprietary drug candidates, as we currently only have commercialized our API products, including oral paclitaxel and oral docetaxel, and specialty products, such as medical testing kits. Our product sales of API totaled $12.7 million, $18.0 million and $15.4 million in the years ended December 31, 2019, 2018 and 2017, respectively. Our specialty products launched in March 2017 and sales totaled $50.4 million, $30.4 million, and $17.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Our product sales of API may be impacted by the current suspension of our operations at our API plant in Chongqing, China. We chose to suspend production based on concerns raised by the DEMC related to the location of our plant. The voluntary temporary suspension began in May 2019 and we hope to reach a resolution of the suspension with the DEMC. As a result of suspending these operations, we are currently unable to produce commercial batches of API, which has impacted our revenue. We can provide no assurances of when, if at all, commercial production of API will resume at the plant. Although we currently are producing API for our ongoing clinical studies, we can make no assurances that such production will be able to provide sufficient quantities for all future clinical studies and that alternative suppliers will be available if needed to produce API for our clinical trials. Even if we are able to continue product sales of API, our revenue and gross margins are subject to fluctuation due to changes in product mix and the expenses we incur to continue our research and development and commercialization efforts.

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

We have financed our operations with a combination of public and private securities offerings, public-private partnerships, issuance of convertible notes and public grants. Our drug candidates will require the completion of regulatory review, significant sales and marketing efforts and substantial investment before they can provide us with any product sales revenue. Our operations have consumed substantial amounts of cash since inception. The net cash used for our operating activities was $97.5 million, $109.4 million and $81.5 million for the years ended December 31, 2019, 2018 and 2017 respectively. We expect to continue to spend substantial amounts on advancing the clinical development of our proprietary drug candidates, launching and commercializing any proprietary drug candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets.

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

We entered into a $50.0 million senior secured loan agreement, which subjects us to significant interest rate and credit risk.

On June 29, 2018, we entered into a 5-year $50.0 million loan agreement with an affiliate of Perceptive, which closed on July 3, 2018, bearing interest at a floating per annum rate equal to the London Interbank Offering Rate (“LIBOR”) (with a floor of 2%) plus 9%. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. As of December 31, 2019, we did not have any outstanding interest rate swap contracts.

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

The senior secured loan agreement contains various covenants that limit, subject to certain exemptions, our ability and/or our restricted subsidiaries’ ability to, among other things:

•	Incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
•	make loans, investments, or acquisitions;
•	engage in any other business other than the business engaged in on the date of the loan agreement;
•	pay dividends or make distributions on capital stock by any subsidiary;
•	make any unscheduled payments on our existing debt prior to the stated maturity thereof;
•	sell assets and capital stock of our subsidiaries;
•	enter into certain transactions with affiliates; and
•	sell, transfer, license, lease, or dispose of our or our subsidiaries’ assets.

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

A breach of any of these covenants could result in a default under the senior secured loan agreement governing our debt. Further, additional indebtedness that we incur in the future may subject us to further covenants. If a default under any such loan agreement is not cured or waived, the default could result in the acceleration of debt, which could require us to repay debt prior to the date it is otherwise due and that could adversely affect our financial condition. If we default, Perceptive may seek repayment through our subsidiary guarantors or by executing on the security interest granted pursuant to the loan agreement.

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. As of December 31, 2019, our existing goodwill represented $38.5 million, or 12.4% of our total assets, primarily as a result of our acquisitions of APS, CDE, Polymed Taihao and CIDAL. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions, among other factors. The recoverability of goodwill is evaluated at least annually or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. We cannot accurately predict the amount and timing of any future impairment of assets, and, going forward, we may be required to take goodwill or other asset impairment charges relating to certain of our reporting units. Any such charges would have an adverse effect on our financial results.

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

As of December 11, 2019, we had a total of 25 planned, or ongoing clinical trials for our drug candidates. We have completed, two Phase 3 clinical trials for tirbanibulin ointment 1% for AK, and one Phase 3 clinical trial for Oral Paclitaxel for the treatment of patients with metastatic breast cancer. Our business and the ability to generate revenue related to product sales from our proprietary drug candidates will depend on the successful development, regulatory approval and commercialization for the treatment of patients with our drug candidates, which are still in development, and other drugs we may develop. Clinical development is a lengthy and expensive process with an uncertain outcome. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. In the case of any trials we conduct, results have in the past, and may in the future, fail to meet the desired safety and efficacy endpoints, or differ from earlier trials due to the larger number of clinical trial sites and additional countries and populations involved in such trials. We have invested a significant portion of our efforts and financial resources in the development of our existing drug candidates. The success of our proprietary drug candidates will depend on several factors, including:

•	successful enrollment in, and completion of, clinical studies;
•	receipt of regulatory approvals from the FDA, NMPA and other regulatory authorities for our drug candidates;
•	establishing commercial manufacturing capabilities, either by using our own facilities or making arrangements with third-party manufacturers;
•	conducting our clinical trials compliantly and efficiently, and in many cases, relying on third parties to do so or, the successful integration of the CRO capabilities of CIDAL into our business;
•	obtaining, maintaining and protecting our intellectual property rights, including patent, trade secrets, know-how and regulatory exclusivity;
•	ensuring we do not infringe, misappropriate or otherwise violate the patent, trade secret or other intellectual property rights of third parties;
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

the impact of the recent Coronavirus epidemic outbreak on our operations in China;

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

Operations at our plant in Chongqing, China are currently suspended. We chose to suspend production based on concerns raised by the DEMC related to the location of our plant. The voluntary temporary suspension began in May 2019 and we hope to reach a resolution of the suspension with the DEMC. Although we currently are producing API for our ongoing clinical studies, we can make no assurances that such production will be able to provide sufficient quantities for all future clinical studies and that alternative suppliers will be available if needed to produce API for our clinical trials. However, the ongoing Coronavirus epidemic has temporarily suspended many business activities in China and may affect our ability to produce API at the Chonqing facility for our own clinical studies. In addition, we manufacture API for third parties. If operations at the Chongqing facility remain suspended, we may be unable to fulfill our obligations to timely supply these third parties with API, and we may have to expend additional capital to manufacture API at our other locations.

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

In order to market and sell our products internationally, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may involve additional testing. We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the U.S. and China. Depending on the results of clinical trials and the process for obtaining regulatory approvals in other countries, we may decide to first seek regulatory approvals of a product candidate in countries other than the U.S., or we may simultaneously seek regulatory approvals in the U.S. and other countries. If we seek marketing approval for a product candidate outside the U.S., we will be subject to the regulatory requirements of health authorities in each country in which we seek approval. With respect to marketing authorizations in China, we will be required to seek regulatory approval from the NMPA. For marketing approval in Europe, we will seek to obtain marketing approval from the EMA. The approval procedure varies among regions and countries and may involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

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

We have conducted, and may in the future conduct, certain of our clinical trials outside of the U.S., such as the U.K., China, Taiwan and Latin America. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. There can be no assurance the FDA will accept data from any clinical trials we conduct outside of the U.S. If the FDA does not accept the data from any of our clinical trials conducted outside the U.S., it would likely result in the need for additional clinical trials, which would be costly and time-consuming and could delay or prevent the commercialization of any of our product candidates.

Regulatory approval may be substantially delayed or may not be obtained for one or all of our drug candidates for a variety of reasons.

We may be unable to complete development of our drug candidates on schedule, if at all. The completion of the studies for our drug candidates will require funding beyond our current resources. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of our drug candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our drug candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our drug candidates are time consuming and expensive and together take several years or more to complete. For example, our current lead product candidate, oral paclitaxel and encequidar, which announced topline results from its Phase 3 clinical trial in the second half of 2019, has been in development since 2011. Delays in clinical trials, regulatory approvals or rejections of applications for regulatory approval in the U.S., United Kingdom, Taiwan, New Zealand, China, Latin America, or other jurisdictions may result from many factors, including:

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

According to the Opinions on Implementing Priority Review and Approval to Encourage Drug Innovation, the “Prioritized Evaluation and Approval Opinions,” which was promulgated and implemented as of December 21, 2017 by the NMPA, the NMPA conducts priority review and approval for the registration applications of Category 1 drugs. On May 17, 2018, the NMPA and NHC issued the Announcement on Optimizing the Review and Approval of Drug Registration, which further clarifies that a priority review and approval mechanism will be available. The current Chinese Drug Administration Law, which was promulgated on August 26, 2019 and came into effect on December 1, 2019, also stipulates that the government encourages research and development of innovative drugs for serious diseases such as cancer. The NMPA will allot more resource to accelerate the review and approval process for the registration of Category 1 drugs.

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

In our clinical studies to date, we have observed the following SAEs that were deemed to be possibly, likely or definitely related to each of our product candidates:

•

Oral Paclitaxel - severe neutropenia, febrile neutropenia, sepsis, septic shock, altered state of consciousness, hypokalemia and cardiac arrest, dehydration, pneumonia, death, nausea, vomiting, diarrhea, fatigue, anorexia, alopecia and acute gastroenteritis;

•

Oral irinotecan - diarrhea, rash, gastrointestinal hemorrhage, vomiting, nausea, asthenia, neutropenia, anorexia, increased alanine aminotransferase, increased aspartate aminotransferase, enteritis, decreased neutrophil count and clostridium difficile infection;

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

•	KX2-361 - pulmonary embolism; thromboembolic event, hyperuricemia and nausea.

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

Any regulatory approvals that we receive for our drug candidates may be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS program as a condition of approval of one or more of our drug candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, NMPA or a regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in a manner consistent with the provisions of the approved prescribing information. The FDA, NMPA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA, NMPA and of other regulatory authorities may change. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, and we may not achieve or sustain profitability.

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

If our recently submitted NDA for tirbanibulin ointment is not accepted or not approved by the FDA, this would have a material adverse effect on our business, financial performance and results of operations.

We submitted an NDA for tirbanibulin ointment. There is a risk that the FDA will not accept our NDA for filing. In addition, the FDA may suggest that we need to conduct additional trials or other testing at significant costs before we can seek regulatory approval of tirbanibulin ointment. If we fail to obtain approval or experience delays in obtaining approval, any such decision or delays would have a material impact on our ability to generate revenue from the sales of tirbanibulin ointment. Accordingly, an inability to generate such revenue would have a material effect on our business, financial performance and results of operations.

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

Orphan drugs target rare diseases and must therefore capture significant market share at high per-patient cost to generate reasonable returns.

KX2-361 has obtained Orphan Drug Designation from the FDA and Oral Paclitaxel has obtained Orphan Drug Designations from both the FDA and EC, respectively. As orphan drug candidates target rare diseases with small patient populations, we believe that we would need to capture significant market share to achieve meaningful returns on these product candidates. Further, as is typical of drugs for rare conditions, we would need to establish relatively higher prices in order to generate a return on investment and achieve meaningful gross margins. There can be no assurance that we will be successful in commercializing our orphan drug product candidates, if at all, or that we will be able to generate sufficient revenues from their sales to produce a meaningful return due to the limited market size.

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

Through our public-private partnerships, additional cGMP manufacturing facilities for our use are currently being built in Dunkirk, New York, and the construction of a new API facility was complete in Chongqing, China. Our facility in Dunkirk, New York is being built pursuant to an agreement with FSMC. Under the current arrangement, we will select and hire contractors for the project and oversee the development of the Dunkirk facility. ESD, the parent entity of FSMC, is responsible for the costs of construction and all equipment for the facility, up to an aggregate of around $208 million (including approximately $8 million in additional funds available from the previous $25 million ESD grant), and ESD, not us, will own the facility and equipment. We have limited experience in overseeing the development of such a facility and we may not be able to complete the development within the timeframe expected, within the expected budget, or at all. If development of the Dunkirk facility is delayed or not completed it could materially adversely affect our operations and financial results. Our new API facility in Chongqing was constructed in accordance with an agreement with CQ. Under the current agreement, CQ is responsible for construction of the facility but we are responsible for the costs of all equipment for the facilities. CQ will own the land and buildings, and we will lease the facilities, rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if we are profitable, we will pay a monthly rent of 5 RMB per square meter of space occupied. We have committed to achieving certain operational, revenue and tax generation milestones within certain time periods once we commence operation. If we are not able to achieve such milestones, CQ will have the opportunity to terminate the agreement and dispose of the plants in its discretion.

Additionally, both the Dunkirk and Chongqing facilities will need to be cGMP validated prior to operating. The Chongqing facility is expected to commence operations in the second half of 2020. Validation is a lengthy process that must be completed before we can manufacture under cGMP requirements. We cannot guarantee that the FDA or foreign regulatory agencies will approve the manufacture of any products at these or other facilities, that such facilities will remain in compliance with cGMP regulations, or that such facilities will maintain a compliance status acceptable to the FDA or other regulatory agencies.

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

API manufacturing facilities are subject to regulation by the applicable regulatory bodies in the place of manufacture as well as the regulatory agency in the country to which the product is exported. For instance, FDA’s cGMP regulations apply to these facilities and violation of these, or other, regulations may result in adverse action against the facility, including cessation of manufacturing activities. Our API manufacturing facilities in Chongqing are also subject to regulation by the NMPA. In addition, the Chongqing plant’s commercial operations are currently suspended based on concerns raised by the DEMC related to the location of our plant. If the FDA, NMPA, DEMC or other regulators discover a problem at one facility, we may be subject to increased scrutiny and/or adverse actions across our operations, including fines or orders to cease manufacturing, which could have a material impact on our operations, clinical development, regulatory approval process, business strategy or results of operations.

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

Formulations prepared and dispensed by compounding pharmacies may contain ingredients found in FDA-approved drugs. Compounded formulations are subject to various statutory and FDA regulatory requirements. Outsourcing facilities are regulated under FDCA Section 503B.  Certain compounding pharmacies and outsourcing facilities have been the subject of negative media coverage in recent years; such actions have resulted in increased scrutiny of compounding activities from the FDA and state governmental agencies. For example, the FDA has in the past requested that a number of compounding pharmacies and outsourcing facilities recall unexpired drug products and cease sterile compounding operations due to lack of assurance of sterility.  Pharmacies and outsourcing facilities have also, at the request of FDA, suspended sterile production or voluntarily recalled certain sterile compounded products after an FDA inspection of relevant facilities. As a result, some prescribers and hospital/clinic purchasing agents may be hesitant to prescribe or procure compounded formulations, and some patients may be hesitant to purchase the same.

In addition, an outsourcing facility must meet certain conditions under Section 503B of the FDCA in order for its compounded products to be exempt from the FDCA’s premarket approval requirements, from the FDCA requirement that products be labeled with adequate directions for use, and serialization and product tracing requirements.  For example, the drug must be compounded by or under the direct supervision of a licensed pharmacist, in a facility registered with FDA pursuant to Section 503B of the FDCA.  The facility must also operate in compliance with FDA’s cGMP regulations.  If our outsourcing facility or any of our compounded products are found not to satisfy the criteria of Section 503B, the marketing of our products absent FDA approval and/or adequate directions for use on the product labeling could render our products adulterated or misbranded under the FDCA, which could have an adverse effect on our business.  Furthermore, if an outsourcing facility compounds drugs using bulk drug substances, such bulk drug substances must either appear on a list established by the FDA of bulk drug substances for which there is a clinical need, or must be on FDA’s published drug shortage list.

The source of any bulk substance active ingredient used in compounding must be a Section 510 registered manufacturer, and the ingredients must include a certificate of analysis.  If the outsourcing facility compounds using bulk drug substances, the bulk drug substances must either appear on FDA’s “interim” list of bulk substances that may be used in compounding under Section 503B a “bulks” list established by FDA, which are those bulk drug substances for which FDA has determined there is a clinical need.  Drugs may also be compounded if the FDA-approved drug appear on FDA’s published drug shortage list.  Although FDA has not yet finalized a list of bulk drug substances for which there is a clinical need, FDA has announced an interim policy pursuant to which bulk drug substances for which there is sufficient supporting information for FDA to evaluate them may be nominated for inclusion on FDA’s “Category 1” bulks list.  Provided certain conditions are met, FDA will apply its enforcement discretion to Category 1 substances pending evaluation of the substances for inclusion on FDA’s final list of bulk drug substances for which there is a clinical need.

FDA has also finalized guidance on determining whether a product is an “essential copy” of a commercially available product.  If our products were ever determined to be an essential copy of a commercially available product, FDA could engage in enforcement action. We use bulk drug substances in the preparation of certain of our compounded products. In the event the FDA’s evaluation of these bulk drug substances results in a determination not to include such substances on the FDA’s list of bulk drug substances for which there is a clinical need, or if FDA were to change its interim policy such that compounding with such bulk drug substances could not proceed while the FDA’s evaluation of the substances is pending or until the FDA has issued its final list of bulk drug substances for which there is a clinical need, our ability to continue marketing compounded products subject to Section 503B would be impaired, and our business could be harmed.

If a compounded drug formulation provided by our compounding services leads to patient injury or death, or results in a product recall, we may be exposed to significant liabilities and reputational harm.

The production, labeling and packaging of compounded drugs is inherently risky. The success of our compounded formulations and pharmacy operations depends to a significant extent upon perceptions of the safety and quality of our products. We could be adversely affected if our formulations are subject to negative publicity. We could also be adversely affected if any of our formulations or other products, any similar products sold by other companies, or any products sold by other outsourcing facilities, prove to be, or are alleged or asserted to be, harmful to patients. There are a number of factors that could result in the injury or death of a patient who receives one of our compounded formulations, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper dispensing or uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, one or more of our products. Similarly, to the extent any of the components of approved drug products or other ingredients used by us to produce compounded formulations have quality or other problems that adversely affect the finished compounded preparations, our sales could be adversely affected. In addition, in the ordinary course of business, we may voluntarily retrieve products from the field in response to a customer complaint. Because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies, or related to compounded formulations generally, could have a material adverse impact on our business, results of operations and financial condition.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S., China and other countries with respect to our proprietary technology and drug candidates. We have sought to protect our proprietary position by filing patent applications in the U.S., China and other countries related to novel technologies and drug candidates that we consider important to our business As of December 31, 2019, we owned more than 150 granted patents and approximately 65 pending patent applications worldwide. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There can be no assurance that our pending patent applications will result in issued patents. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platforms’ product candidates. Third parties may have blocking patents that could be used to prevent us from commercializing our patented technologies, platforms and product candidates and practicing our proprietary technology. There can also be no assurance that a third party will not challenge the validity of our patents or that we will obtain sufficient claim scope in those patents, in view of prior art, to prevent a third party from competing successfully with our drug candidates. We may become involved in interference, inter partes review, post grant review, ex parte reexamination, derivation, opposition or similar other proceedings challenging our patent rights or the patent rights of others. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and drug candidates, or limit the duration of the patent protection of our technology and drug candidates. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drug candidates similar or identical to ours.

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

We have entered into agreements with third parties under which we have granted licenses to use certain of our patents and patent applications, including the rights to develop, seek regulatory approval for and sell products using our tirbanibulin ointments and KX2-361 products. We have also entered into similar agreements sublicensing the intellectual property for the Orascovery platform, which we have licensed from Hanmi. We have granted exclusive patent rights to certain of these partners and have granted them certain additional rights with respect to the intellectual property we have licensed to them. From time to time we may engage in other licensing transactions in which we acquire licenses to certain intellectual property or sublicense intellectual property rights. If we fail to comply with or are found to have violated the terms of any of our licenses, we may be required to rescind or amend our license agreements or pay damages to license counterparties or other rightsholders. This may also negatively impact our relationships with our licensing and sublicensing partners for our candidate platforms. For further information regarding the terms of our licenses, please see “Business—License and Collaboration Agreements”.

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

In addition, under our 2013 license agreement with Hanmi, we have granted Hanmi a one-time right of first negotiation that, at Hanmi’s discretion, requires us to negotiate in good faith the sale of our rights in Oral Paclitaxel and Oral Irinotecan under such agreement to Hanmi at a purchase price determined by an internationally-recognized investment banking firm with an office in Hong Kong at any time prior to the earlier of (1) our first commercial sale of products using such technology or (2) receipt by Hanmi of written notice from our company of the sublicense of the rights in an applicable product to a third party. If Hanmi exercises this right of first negotiation and we reach an agreement to sell our rights under that licensing agreement, our ability to continue to develop certain of our product candidates would be significantly impaired and would adversely affect our business and results of operations.

Each of our license agreements with Hanmi expires on the earlier of (1) expiration of the last of Hanmi’s patent rights licensed under the agreement or (2) invalidation of Hanmi’s patent rights which are the subject of the agreement, provided that the term will automatically be extended for consecutive one year periods unless either party gives notice to the other at least ninety days prior to expiration of the patent rights licensed under the agreement or before the then current annual expiration date of the agreement. The patent rights licensed to us under the agreements with Hanmi have expiry dates ranging from 2023 to 2033, unless the terms of such licensed patents are extended in accordance with applicable laws and regulations. Subject to certain conditions, Hanmi may also terminate the license agreements if we fail to comply with certain development milestones set out in each of the agreements. The agreements also contain customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party or by mutual agreement. For further information regarding the license terms, right of first negotiation and termination provisions of the Hanmi in-license agreements, please see “Business—License and Collaboration Agreements—In-Licenses —Hanmi Licensing Agreements.”

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

We have relied upon and may, in the future, rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. In addition, as a result of our acquisition of CIDAL, our preclinical and clinical programs will largely be performed within the Company and we will be responsible for conducting clinical trials and complying with applicable laws and regulations.

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

If any of our relationships with these third-party CROs terminate, or we are unable to successfully integrate CIDAL’s business into ours, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical and preclinical programs. In the event that any of our foreign CROs are impacted by political, social or financial instability, they may be unable to maintain production capacity or compliance with regulatory requirements. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, environmental, health and safety laws and regulations, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our results of operations and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Our total revenue is highly dependent on a limited number of API customers and pharmaceutical wholesalers, and the loss of, or any significant decrease in business from, any one or more of our major API customers or pharmaceutical wholesalers could adversely affect our financial condition and results of operations.

We have derived a significant portion of our revenue from a limited number of customers, as is typical in the pharmaceutical industry. During the year ended December 31, 2017, we generated 28% of our total revenue from our two largest API customers, Intas Pharmaceuticals and Ebewe Pharmaceuticals, and generated 28% of our total revenue from the three largest wholesalers in the U.S. market, Amerisource, Cardinal Health, and McKesson (15%, 7%, and 6%, respectively). During the year ended December 31, 2018, we generated 10% of our total revenue from those API customers and generated 30% of our total revenue from the three largest wholesalers in the U.S. market, Amerisource, Cardinal Health, and McKesson (12%, 9%, and 9%, respectively). During the year ended December 31, 2019, we generated 8% of our total revenue from those API customers and generated 45% of our total revenue from the three largest wholesalers in the U.S. market, Amerisource, Cardinal Health, and McKesson (16%, 14%, and 15%, respectively).

There are a number of factors that could cause us to lose major API customers. We do not enter into long-term sales contracts with customers but sell API to them based on short-term purchase orders. Accordingly, these customers may choose to use other suppliers with little or no notice, based upon considerations of price, quality, shipping time, competitive or other reasons. In addition, our API customers use the API to manufacture drugs, and they are subject to regulation and oversight by the FDA and other relevant regulatory agencies. If for any reason, any such customer violates an FDA regulation that results in their being prohibited from manufacturing drugs, they would no longer purchase API from us. Such sanctions or regulatory action against drug manufacturers could happen without notice, and our revenue stream could be adversely affected without notice. Because commercial API production at our plant in Chongqing, China are currently suspended, we may not be able to manufacture the API our customers require in the future. If any of our customers finds its own alternate supplier of API, we may lose our API customers and be unable to generate revenue from API sales.

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

Additionally, Polymed, our wholly owned subsidiary, prior to the suspension, sold API to third parties for use in those third parties’ products, which may be manufactured in cGMP facilities. The decrease in orders by Polymed’s customers has impacted Polymed’s revenue and, as a result, our overall financial condition.

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

Before a third party can begin commercial manufacture of our drug candidates and potential drugs, contract manufacturers are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products and our drug candidates, any potential third-party manufacturer may be unable to initially pass federal, state or international regulatory inspections in a cost-effective manner in order for us to obtain regulatory approval of our drug candidates. If our contract manufacturers do not pass their inspections by the FDA, NMPA or other regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates. In addition, drug and biological manufacturing facilities are continuously subject to inspection by the FDA, NMPA and other regulatory authorities, before and after drug approval, and must comply with cGMPs. Our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business, reputation or corporate image. If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition.

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

We have partnered with companies such as Hanmi, Almirall, Xiangxue, XLifeSc and Gland and may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our drug candidates and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. For example, pursuant to our agreement with Almirall, if Almirall does not find our Phase 3 results of tirbanibulin ointments satisfactory, it has the right to request repayment of the milestone payment we received in the second quarter of 2019, and our agreement may be terminated. If this license agreement is terminated, we will have the right to pursue commercialization of tirbanibulin ointments on our own, which would require us to further invest in the product and fund its commercialization, if approved.

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

We may choose to hire part-time employees or use consultants. As a result, certain of our employees, officers, directors and consultants may not devote all of their time to our business, and may from time to time serve as officers, directors and consultants of other companies. These other companies may have interests in conflict with ours. For instance, Dr. Johnson Lau, who serves as our Chief Executive Officer and Chairman, Dr. Manson Fok, who serves on our board of directors, are also directors of Avalon, a stockholder of ours. Dr. Lau also serves as the Chief Executive Officer of Axis, a joint venture that we majority own.

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

Our long-term public-private partnerships with governments and government agencies, including in certain emerging markets, include agreements to build and/or maintain manufacturing facilities for us. For example, we entered into an agreement with FSMC, whereby FSMC agreed to fund the costs of construction of a new manufacturing facility in Dunkirk, New York. FSMC is responsible for the costs of construction and of all equipment for the facility, up to an amount not to exceed around $208 million, which includes approximately $8 million in additional funds not used under the prior $25 million grant to construct our North American headquarters and formulation lab in Buffalo, New York, and shall retain ownership of the Dunkirk facility and the equipment. To the extent the costs of constructing the Dunkirk facility exceed approximately $208 million, we will be responsible for those costs. We are entitled to lease the facility and all equipment at a rate of $1.00 per year for an initial 10-year term, and for the same rate if we elect to extend the lease for an additional 10-year term. We are responsible for all operating costs and expenses for the facility. In exchange, we have committed to spending $1.52 billion on operational expenses in the Dunkirk facility in our first 10-year term in the facility, and an additional $1.5 billion on operational expenses if we elect to extend the lease for a second 10-year term. We have also committed to hiring 450 permanent employees within the first 5 years at the Dunkirk facility. In addition, in July 2017, we entered into a 20-year payment in-lieu of tax agreement with the CCIDA for the construction of our Dunkirk facility, valued at approximately $9.1 million. We have also entered into similar arrangements with FSMC relating to our headquarters, and CQ relating to a plant in Chongqing, China, under which we have committed to achieving certain operating, revenue and tax generation milestones. If we are unable to comply with our obligations under these arrangements, including the milestones we have committed to achieve, we may lose access to the properties covered by such arrangements which could disrupt our operations and manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and would have a significant impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements. For example, our potential liability in connection with a failure to comply with the New York State partnership agreements could be as high as $225 million, depending on the amount of funding ESD had contributed to the Dunkirk project at the time of the claim.

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

As of December 31, 2019, we had 581 employees and consultants and most of our employees are full-time. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we must add a significant number of additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our executive officers, employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the U.S., including regulations of the FDA and other similar non-U.S. regulatory authorities; provide true, complete and accurate information to the FDA and other similar non-U.S. regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse and privacy laws in the U.S. and similar non-U.S. fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our drug candidates and begin commercializing those drugs in the U.S., our potential exposure under U.S. laws will increase significantly and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We may have conflicts of interest with our affiliates and related parties, and in the past,  we have engaged in transactions and entered into agreements with affiliates that were not negotiated at arms’ length.

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

We are aware of a security breach that occurred in March 2017. That incident occurred when the credentials of an approved consultant were compromised, and the consultant’s credentials were used to access the remote desktop server and active directory server of our wholly owned subsidiary APS. Upon discovery of the breach, we immediately took steps to void the compromised credentials and reset all credentials having access to APS’ systems. These particular APS information systems are independent of ours and did not contain any drug candidate, clinical trial or patient-specific data. However, information stored on APS’ systems may have been vulnerable during the intrusion. To help mitigate future incidents, we have put in place enhanced security measures required for access by consultants. Notwithstanding such measures, we cannot be certain that no future security breaches will occur or that future breaches will not result in a material disruption of our development programs and our business operations.

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

We maintain property insurance policies covering physical damage to, or loss of, our buildings and their improvements, equipment, office furniture and inventory. We hold employer’s liability insurance generally covering death or work-related injury of employees. We hold public liability insurance covering certain incidents involving third parties that occur on or in the premises of the company. We hold directors and officers’ liability insurance and business interruption insurance. We do not maintain key-man life insurance on any of our senior management or key personnel. Our insurance coverage may be insufficient to cover any claim for product liability, damage to our fixed assets or employee injuries. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

We may increasingly become a target for public scrutiny, including complaints to regulatory agencies, negative media coverage, including social media and malicious reports, all of which could severely damage our reputation and materially and adversely affect our business and prospects.

We focus on the development of drugs used in the treatment of cancers, and such drugs may be the subject of regulatory, watchdog and media scrutiny and coverage, which also creates the possibility of heightened attention from the public, the media and our participants. In addition, members of our management and board include high-profile public figures who may be the subject of media and public scrutiny and attention. From time to time, these objections or allegations, regardless of their veracity, may result in public protests or negative publicity, which could result in government inquiry or harm our reputation. Corporate transactions we or related parties undertake may also subject us to increased media exposure and public scrutiny. There is no assurance that we would not become a target for public scrutiny in the future or such scrutiny and public exposure would not severely damage our reputation as well as our business and prospects.

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

We have incurred net operating losses (”NOLs”) for U.S. federal income tax purposes. Unused NOLs will carry forward to offset future taxable income, if any, until such unused NOLs expire (if ever). NOLs generated after December 31, 2017 are not subject to expiration, but the yearly utilization of such NOLs is limited to 80 percent of taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ownership change (generally defined as a greater than 50 percentage points change (by value) in the equity ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock over any three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We believe that we have experienced at least one ownership change in the past and may experience one in the future, which may affect our ability to utilize our NOLs. As of December 31, 2019, we had federal NOLs of approximately $184.8 million that could be limited by our past and any future ownership change, which could have an adverse effect on our future results of operations. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income.

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

Any interruption in manufacturing operations at our manufacturing facilities could result in our inability to satisfy the demands of our clinical trials or commercialization. A number of factors could cause interruptions, including:

•

the continued suspension of our commercial production of API at our existing Chongqing facility or the termination of operations at the facility by the DEMC;

plant shutdowns as a result of the recent Coronavirus epidemic outbreak;

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

Specifically, operations at our plant in Chongqing, China are currently suspended based on discussions with the DEMC and concerns raised by the DEMC related to the location of our plant. If we are unable to resume operations at that facility and if we are unable to find alternate suppliers of our product candidates, specifically tirbanibulin, oral paclitaxel, we may have to delay our scheduled development of our product candidates. If we are unable to perform the clinical testing required to obtain regulatory approval, we will be unable to commercialize our product candidates.

Currently, we maintain insurance coverage against damage to our property and equipment. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. We may be unable to meet our requirements for our drug candidates if there were a catastrophic event or failure of our manufacturing facilities or processes.

The recent Coronavirus epidemic outbreak may have a material adverse effect on our business operations, financial condition and results of operations.

Our business is subject to general economic and social conditions in China. At the end of December 2019, public health officials from China informed the WHO that an unknown, new virus was causing pneumonia-like illnesses in the city of Wuhan. The WHO quickly determined that the virus was a coronavirus and this novel coronavirus was temporarily named 2019-nCoV (the “Coronavirus”). The Coronavirus was rapidly spreading through and outside of Wuhan and threatened the majority in China. Cases have also been identified across over 20 other countries and territories and the Coronavirus had killed more than 1,000 people and infected over 30,000 people as of early of February 2020. For preventing the spreading of Coronavirus epidemic, the national and local authorities in the PRC and its provinces, cities, counties have taken many measures, such as extending the Chinese New Year holiday, delaying the resumption of work. Several countries have arranged to evacuate their nationals from Wuhan and introduced new restrictions on travel to and from China. The ongoing Coronavirus epidemic has temporarily suspended many business activities in China. Given the high uncertainties associated with the Coronavirus epidemic at the moment, it is difficult to predict how long these conditions will exist and the extent to which we may be affected. As a result of the Coronavirus outbreak, our 440,000-square-foot new API facility in Chongqing is currently expected to commence operations in the second half of 2020. Should the disruption to our operations extend beyond a specified period, we may experience further delays in commencing operations at our new API plant, which may materially and adversely affect our results of operations and financial condition.

The Coronavirus outbreak also caused delays in the resumption of local business in the China after the Chinese New Year holiday. The Coronavirus epidemic may also further create negative economic impact and increase volatility in the PRC and global market, which may materially and adversely affect the operation of our business in China.

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

The ACA included provisions to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our potential drug candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologics;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program;
•	requirements to report payments and other transfers of value made to physicians or teaching hospitals;
•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians and
•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

We expect that the ACA, as well as other healthcare reform legislative measures that have been since adopted or may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. In particular, we expect that the current presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Most recently, the Tax Reform Act was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold. Such reforms could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

We must comply with all applicable economic sanctions, anti-money laundering and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including China. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, as well as certain laws administered by the U.S. Department of State. Our business is also subject to anti-money laundering laws and regulations, including the Proceeds of Crime Act 2002, the Terrorism Act 2000 and the Money Laundering Regulations 2007 in the U.K., the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986 and the USA PATRIOT Act of 2001 in the U.S. and equivalent or similar legislation in the other countries where we do business. In addition, we are subject to the FCPA and other anti-bribery laws such as the U.K. Bribery Act 2010 that generally prohibit the corrupt provision of anything of value to foreign governments and their officials and political parties for the purpose of influencing official conduct or obtaining or retaining an undue business advantage. Applicable anti-bribery laws also may prohibit commercial bribery.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by China and other non-U.S. governments. Specifically in China, on July 21, 2005, the Chinese government changed its policy of pegging the value of the RMB to the U.S. dollar. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the Chinese government has allowed the RMB to appreciate slowly against the U.S. dollar again, and it has appreciated more than 10% since June 2010. In April 2012, the Chinese government announced that it would allow more RMB exchange rate fluctuation and in August 2015, China’s central bank executed a 2% devaluation in the RMB. From December 31, 2016 to December 31, 2017, the RMB appreciated approximately 6.3% against the U.S. dollar. From December 31, 2017 to December 31, 2018, the RMB depreciated approximately 5.6% against the U.S. dollar. From December 31, 2018 to December 31, 2019, the RMB depreciated approximately 1% against the U.S. dollar. It remains unclear what further fluctuations may occur or what impact this will have on the currency and our results of operations.

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

The Chinese economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

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

On March 15, 2019, the National People’s Congress of the PRC promulgated the Foreign Investment Law of the People’s Republic of China (the “FIL”) which became effective on January 1, 2020. Simultaneously, the three foreign investment laws (i.e. the Wholly Foreign-Owned Enterprise Law, the Sino-Foreign Equity Joint Venture Enterprise Law, and the Sino-Foreign Cooperative Joint Venture Enterprise Law) were repealed on January 1, 2020. Pursuant to the FIL, foreign investors shall not invest in any field forbidden by the negative list for access of foreign investment. For any field on the negative list, foreign investors shall conform to the investment conditions provided in the negative list. Fields not included in the negative list shall be managed under the principle that domestic investment and foreign investment shall be treated uniformly. According to the FIL, the organization form and institutional framework shall be subject to the provisions of the Company Law of the People's Republic of China, the Partnership Enterprise Law of the PRC, and other PRC laws. Foreign invested enterprises, which were established in accordance with the aforesaid three foreign investment laws may retain their original organization forms and other aspects for five years after the implementation of the FIL. Specific implementation measures shall be formulated by the State Council of the PRC.

In June 2017 the National Development and Reform Commission and the Ministry of Commerce jointly issued Catalogue of Industries for Guiding Foreign Investment (2017 Revision), which introduced Special Administrative Measures on Access of Foreign Investment (Negative List). Any industry not listed in the catalogue and Negative List is a permitted industry, and is generally open to foreign investment unless specifically prohibited or restricted by the Chinese laws and regulations. The Negative List is further divided into restricted foreign-invested industries and prohibited foreign-invested industries. The Negative List was further revised in 2018 and 2019. The most updated Negative List was issued on June 30, 2019 and takes effect on July 30, 2019.

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

We believe that certain of our stockholders are Chinese residents under SAFE Circular 37. These certain stockholders have undertaken to (1) apply to register with local SAFE branch or its delegated commercial bank as soon as possible after exercising their options and (2) indemnify and hold harmless us and our subsidiaries against any loss suffered arising from their failure to complete the registration. We do not have control over the stockholders and our other beneficial owners and cannot assure you that all of our Chinese-resident beneficial owners have complied with, and will in the future comply with, SAFE Circular 37 and subsequent implementation rules. The failure of Chinese-resident beneficial owners to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure of future Chinese-resident beneficial owners of our company to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject such beneficial owners or our Chinese subsidiaries to fines and legal sanctions. Furthermore, SAFE Circular 37 is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant Chinese government authorities, and we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our Chinese subsidiaries and limit our Chinese subsidiaries’ ability to distribute dividends to us. These risks could in the future have a material adverse effect on our business, financial condition and results of operations.
Any failure to comply with Chinese regulations regarding the registration requirements for employee share option plans may subject the Chinese plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly Listed Companies, commonly known as SAFE Circular 7, or the Share Option Rules, replacing earlier rules promulgated in 2007. Pursuant to these rules, Chinese residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (1) register with the SAFE or its local branches; (2) retain a qualified Chinese agent, which may be a Chinese subsidiary of the overseas listed company or another qualified institution selected by the Chinese subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants and (3) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers. We and our executive officers and other employees who are Chinese residents and who have been granted options will be subject to these regulations. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions, and may also limit our ability to contribute additional capital into our Chinese subsidiary and limit our Chinese subsidiary’s ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under Chinese law. See “Regulation—Regulations Relating to Foreign Exchange and Dividend Distribution—Share Option Rules.”

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

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. A portion of our revenue may in the future be denominated in RMB. Shortages in availability of foreign currency may then restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to our offshore entities for our offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign currency denominated obligations. The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, our Chinese subsidiaries, which are wholly foreign owned enterprises, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a portion of our future revenue may be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of China or pay dividends in foreign currencies to our stockholders, including holders of our common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.

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

Our directors, officers and stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 25.0% of our outstanding common stock based on the number shares outstanding as of December 31, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

In addition, our directors and officers as a group, beneficially own in the aggregate approximately 10.5% of our outstanding common stock based on the number shares outstanding as of December 31, 2019. As such, our directors and executive officers could have considerable influence over matters such as approving a potential acquisition of us. Our directors and executive officers’ investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

Our corporate headquarters is located in Buffalo, New York, where we occupy approximately 51,000 square feet of the Conventus Center for Collaborative Medicine, which includes approximately 16,000 square feet of a formulation testing and chemistry lab under a lease that expires in July 2025 and is renewable for an additional 10 years. We also occupy approximately 15,000 square feet of office space in the Woodfield Preserve Office Center in Schaumberg, Illinois under a lease that expires in March 2027 which serves as the headquarters for our Commercial Platform. We occupy approximately 1,300 square feet of office space in Cranford, New Jersey under a lease that expires in February 2025 that serves as our clinical research headquarters. We also occupy approximately 5,500 square feet of office and lab space which represents a portion of the IC Development Centre in Hong Kong under a lease that expires in November 2022 that serves as our Hong Kong headquarters and research and development center serving our

Oncology Innovation Platform. We occupy approximately 6,200 square feet of office space in Taipei, Taiwan under a lease that expires in December 2022 which serves for clinical research and clinical data management. In addition, we occupy approximately 9,900 square feet of office space in multiple locations across Latin America under lease agreements which expire at various dates through October 2022, which serve as clinical research facilities.

We occupy space in facilities in Clarence and Amherst, New York and Chongqing, China which provide our manufacturing and packaging capabilities for our proprietary and 503B products and our Active Pharmaceutical Ingredient operations. In addition, pursuant to an agreement with FSMC, FSMC is funding the costs of constructing a new manufacturing facility in Dunkirk, New York, which we will lease. FSMC will retain ownership of the facility and equipment, and we will lease the facility and equipment for $1.00 per year for an initial 10-year term in exchange for meeting certain spending and employment targets in the Dunkirk area during our term in the facility. The manufacturing facility is expected to be 409,000 sq. ft. and is targeted for completion in 2021. See “Business — Global Supply Chain Platform—Strategic Public-Private Partnerships—New York State Partnership” for more information.

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

As of February 14, 2020, there were 115 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street by brokers and other nominees.

Stock Price Performance Graph

The graph below shows a comparison from June 14, 2017, the date on which our common stock first began trading on the Nasdaq Global Select Market, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through to December 31, 2019. Such returns are based on historical results and are not intended to suggest future performance.

Cumulative Total Return Comparison

	June 14, 2017	December 31, 2018	December 31, 2019
Athenex, Inc.	$100.00	$115.36	$138.82
NASDAQ Composite	$100.00	$107.11	$144.84
NASDAQ Biotechnology Index	$100.00	$98.23	$122.20

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

The following selected statements of operations and comprehensive loss data and the cash flow data for the years ended December 31, 2019, 2018, and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this report. You should read this data together with our audited consolidated financial statements and related notes appearing elsewhere in this filing and the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our future results. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except share and per share data)
Statements of Operations and Comprehensive Loss Data:
Revenue:
Product sales, net	$80,535	$56,394	$36,106	$19,394	$12,816
License and other revenue	20,694	32,706	1,937	1,157	1,128
Total revenue	101,229	89,100	38,043	20,551	13,944
Costs and operating expenses:
Cost of sales	69,619	47,005	25,122	19,718	13,153
Research and development expenses	84,393	119,905	76,797	60,624	24,463
Selling, general, and administrative expenses	66,749	49,008	46,112	25,956	27,036
Total costs and operating expenses	220,761	215,918	148,031	106,298	64,652
Operating loss	(119,532)	(126,818)	(109,988)	(85,747)	(50,708)
Interest expense (net of interest income)	5,073	1,793	5,912	1,891	1
Loss on derivative liability	—	—	15,411	533	—
Income tax expense (benefit)	928	100	85	(265)	(54)
Net loss	(125,533)	(128,711)	(131,396)	(87,906)	(50,655)
Less: net loss attributable to non-controlling interests	(1,784)	(11,271)	(226)	(191)	(55)
Net loss attributable to Athenex, Inc.	$(123,749)	$(117,440)	$(131,170)	$(87,715)	$(50,600)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (1)	$(1.67)	$(1.82)	$(2.63)	$(2.19)	$(1.50)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (1)	74,054,261	64,590,270	49,960,925	40,120,908	33,765,751
Comprehensive loss	$(123,728)	$(117,950)	$(130,012)	$(88,796)	$(50,906)

(1)

See Note 14 to our audited consolidated financial statements appearing elsewhere in this report for a description of the method used to calculate basic and diluted net loss per share attributable to Athenex, Inc. common stockholders and pro forma basic and diluted net loss per share attributable to Athenex, Inc. common stockholders.

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Balance sheet data:
Cash and cash equivalents	$127,674	$49,794	$39,284	$33,125	$43,495
Short-term investments	33,139	57,629	11,753	8,628	12,271
Goodwill	38,513	37,495	37,795	37,552	37,996
Working capital(1)	159,398	119,143	38,615	23,904	47,578
Total assets	309,932	231,095	140,413	105,890	120,431
Long-term debt	53,246	46,764	1,981	41,807	3,650
Total liabilities	134,077	102,326	49,691	71,221	22,387
Non-controlling interests	(12,370)	(10,586)	685	862	484
Total stockholders' equity	$175,855	$128,769	$90,722	$34,669	$98,044

(1)	Working capital = total current assets - total current liabilities.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Cash flow data:
Net cash used in operating activities	$(97,460)	$(109,387)	$(81,512)	$(47,870)	$(33,756)
Net cash provided by (used in) investing activities	7,499	(48,963)	(10,018)	2,659	(16,909)
Net cash provided by financing activities	167,452	169,035	96,896	35,272	76,302
Net effect of foreign exchange rate changes	389	(175)	793	(431)	337
Net increase in cash and cash equivalents	77,880	10,510	6,159	(10,370)	25,974
Cash and cash equivalents at beginning of period	49,794	39,284	33,125	43,495	17,521
Cash and cash equivalents at end of period	$127,674	$49,794	$39,284	$33,125	$43,495

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Recent Developments

Overview

We are a global biopharmaceutical company dedicated to becoming a leader in the discovery, development and commercialization of next generation drugs for the treatment of cancer. Our mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. We have assembled a strong and experienced leadership team and have established global operations across the pharmaceutical value chain to execute our goal of becoming a global leader in bringing innovative cancer treatments to the market and improving health outcomes.

We are organized around three operating segments: (1) our Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; (2) our Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs; and (3) our Global Supply Chain Platform, dedicated to providing a stable and efficient supply of APIs for our clinical and commercial efforts. Our current clinical pipeline in the Oncology Innovation Platform is derived from four different proprietary technologies: (1) Orascovery, based on a P-glycoprotein or P-gp pump, inhibitor, (2) Src Kinase inhibition, (3) TCR-T, and (4) arginine deprivation therapy.

Significant Developments in the Oncology Innovation Platform

Orascovery Platform

Our Orascovery technology is based on the novel P-gp pump inhibitor molecule, encequidar. Oral administration of encequidar in combination with established chemotherapy agents such as paclitaxel, irinotecan, docetaxel, topotecan and eribulin has been shown in our clinical studies to date to improve the absorption of these agents by blocking the P-gp pump in the intestinal wall. Oral Paclitaxel is our lead asset in our Orascovery platform. We are also advancing the following clinical candidates for the treatment of solid tumors on this platform: Oral Irinotecan; Oral Docetaxel; Oral Topotecan; and Oral Eribulin.

Significant developments in our Orascovery platform in 2019 include the following:

We announced topline results in August 2019 for our Phase 3 study of Oral Paclitaxel for the treatment of metastatic breast cancer and presented further data of the Phase 3 study in an oral presentation 2019 SABCS in December 2019. Results demonstrated that the study met its primary endpoint showing statistically significant improvement in overall response rate for Oral Paclitaxel compared to IV paclitaxel and neuropathy was less frequent with Oral Paclitaxel compared to IV paclitaxel. In addition, ongoing analysis of secondary endpoints of survival showed a strong trend favoring Oral Paclitaxel, in particular, Oral Paclitaxel showed a statistically significant improvement in overall survival compared to IV paclitaxel in the prespecified modified intention-to-treat population. We intend to establish Oral Paclitaxel as the treatment of choice for patients receiving chemotherapy for metastatic breast cancer and intend to file a NDA with the FDA in 2020 to secure regulatory approval of Oral Paclitaxel for metastatic breast cancer, although we can provide no assurance that we will be successful in obtaining the FDA’s approval to commercialize Oral Paclitaxel.

We are also evaluating Oral Paclitaxel in the treatment of angiosarcoma and in combination with other therapies, including anti-VEGF and anti-PD-1 therapies. In May 2019, we announced early and complete response data from a clinical study of Oral Paclitaxel in cutaneous angiosarcoma, and the study is continuing to enroll. Oral Paclitaxel also received Orphan Designations from the European Commission for the treatment of soft tissue sarcoma, in October 2019. We are also studying Oral Paclitaxel with ramucirumab in a Phase 1b study in patients with advanced gastric cancer who failed previous chemotherapy. We presented results from the study at the ESMO Congress 2019 on the first three patient cohorts and are continuing to advance in the expansion phase of the study. Our Phase 1/2 study of Oral Paclitaxel in combination with pembrolizumab, or Keytruda, in patients with advanced solid malignancies is ongoing.

In addition to the progress made with respect to our lead product candidate, we continued to advance our other Orascovery product candidates in 2019. We presented preliminary results with respect to our Phase 1 study of Oral Irinotecan at the 2019 ASCO Annual Meeting. We are planning Phase 2 studies for both Oral Irinotecan and Oral Docetaxel. A Phase 1 study of Oral Eribulin in patients with solid tumors is ongoing.

Src Kinase Inhibition Platform

Our Src Kinase inhibition platform technology is based on novel small molecule compounds that have multiple mechanisms of action, including the inhibition of the activity of Src Kinase and the inhibition of tubulin polymerization, which may limit the growth or proliferation of cancerous cells. We believe the combination of these mechanisms of action provides a broader range of anti-cancer activity compared to either mechanism of action alone. Our lead product candidate on our Src Kinase inhibition platform is tirbanibulin ointment, which we are advancing for the treatment of AK as well as psoriasis and skin cancer. Our other clinical candidates and their indications in this platform include tirbanibulin oral for solid and liquid tumors and KX2-361 for brain cancers, such as GBM.

Significant developments in our Src Kinase inhibition platform in 2019 include the following:

We completed two Phase 3 studies for tirbanibulin ointment in the treatment of AK and presented topline results from the two Phase 3 studies in a late breaker session at the 2019 AAD Annual Meeting. The results showed that both studies achieved their primary endpoint with 44% and 54% of patients in studies KX01-AK-003 and KX01-AK-004, respectively, achieving 100% AK lesion clearance at Day 57 within the face or scalp treatment areas. There was a statistically significant greater clearance rate in favor of tirbanibulin ointment 1% versus vehicle in each study and in each of the pre-defined patient subgroups. Safety results showed that tirbanibulin ointment was well tolerated. In October 2019, we announced a progress update for tirbanibulin ointment in the treatment of AK from our partner Almirall, with whom we are collaborating for the development and commercialization of tirbanibulin in the U.S. and Europe. We also announced the completion of pre-NDA consultation with the FDA.

We submitted an NDA to the FDA for tirbanibulin ointment as a topical treatment for AK. We are seeking approval of tirbanibulin ointment pursuant to Section 505(b)(1) of the FDCA. We can provide no assurances the FDA will accept the NDA submission for filing, or if accepted, that our NDA will ultimately receive approval.

A study of tirbanibulin ointment 1% in psoriasis once daily for five days in a Phase 1 clinical trial sponsored by our partner, PharmaEssentia, is ongoing.

With respect to KX2-361, our other Src Kinase inhibition platform product candidate, we announced in September 2019 that our partner, Xiangxue, initiated a Phase 1 study in China of KX2-361 oral treating advanced malignant solid tumors on the strength of encouraging results in preclinical studies.

Other Platforms

The other technologies in our Oncology Innovation Platform are our TCR-T immunotherapy technology under which we are advancing TAEST therapy with our first drug candidate, TAEST16001, and our arginine deprivation therapy technology under which we are advancing PT01, also known as Pegtomarginase. With respect to these technologies, we announced several developments in 2019.

In March 2019, we announced that our partner, XLifeSc, a wholly-owned subsidiary of Xiangxue, received notice of allowance from the NMPA of its IND application to initiate registration related clinical studies in China of TAEST therapy in patients with solid tumors that are HLA-A*02:01 positive and NY-ESO-1 positive. The cancer immunotherapy product, named TAEST 16001, is an autologous cell-based therapy utilizing the TAEST technology to enhance affinity against the HLA-A*02:01 restricted antigen NY-ESO-1. We are currently preparing the US IND for TAEST 16001.

In June 2019, the FDA allowed our IND application for the clinical investigation of PT01 for the treatment of patients with advanced malignancies. The compound targets cancer growth and survival by removing the supply of arginine to cancers that have a disrupted urea cycle. Also in June 2019 we presented preclinical study results of PT01 in a poster session at the 2019 ASCO Annual Meeting. The biologic agent demonstrated high enzymatic activity, predictable pharmacokinetic-pharmacodynamic profiles, and cytotoxicity in vitro. Mouse xenograft models showed good tumor growth inhibition activity at tolerable doses with only transient weight loss during therapy. We are currently planning a Phase 1 clinical study for PT01.

Other Business Developments

Other significant business developments for the Company in 2019 include:

•

In December 2019, we entered into the 2019 Xiangxue License, pursuant to which we granted Xiangxue exclusive rights to develop and commercialize Oral Paclitaxel and Oral Irinotecan, tirbanibulin ointment in China, Hong Kong and Macau, for certain indications, including oncological and AK indications, as well as other indications that we and Xiangxue mutually agree to pursue under the 2019 Xiangxue License. The 2019 Xiangxue License contains an option, exercisable by Xiangxue, for two additional product candidates which may be included under the 2019 Xiangxue License. For additional information, please see “Business—License and Collaboration Agreements—Xiangxue License Agreements.”

•

Also in December 2019, we closed a private placement equity offering in which M. Kingdon Offshore Master Fund, LP as lead investor together with a number of institutional investors purchased 3,945,750 million shares of common stock at a price of $15.30 per share. The aggregate gross proceeds received by us were $60.4 million and net proceeds were approximately $59.4 million.

•

In September 2019, we announced that we had completed construction of the new API facility in Chongqing, China. The 440,000-square-foot facility is preparing to commence operations in the second half of 2020. The construction of the facility is part of our strategy for vertical integration in order to capture value across the supply chain. Once operational, the facility is expected to expand our API production capabilities to further support our global clinical development needs and ensure the supply of API for commercial launches. The new API facility was constructed in accordance with an agreement with CQ. For additional information, please see “Business—Strategic Public-Private Partnerships—China Partnership.”

•

In June 2019, we announced the strategic expansion of our presence in Europe and Latin America to grow our global clinical research and development capacity by establishing offices in Manchester to support our ongoing clinical studies in the U.K. and to continue expanding our research and development capabilities in the region. We also entered into a definitive agreement to acquire certain assets of CIDAL. The transactions contemplated by the asset purchase agreement closed in October 2019. CIDAL is a CRO with headquarters in Guatemala and operations in various countries in Latin America. CIDAL has provided CRO services and support for our Phase 3 study of Oral Paclitaxel for metastatic breast cancer.

•

In May 2019, we suspended operations at our existing API plant in Chongqing, based on the concerns raised by the DEMC related to the location of our plant. As a result of suspending these operations, we are currently unable to produce commercial batches of API, which has impacted our revenue. We can provide no assurances of when, if at all, commercial production of API will resume at the plant. Although we currently are producing API for our ongoing clinical studies, we can make no assurances that such production will be able to provide sufficient quantities for all future clinical studies and that alternative suppliers will be available if needed to produce API for our clinical trials.

•

Also in May 2019, we closed a private placement equity offering in which three institutional investors, Perceptive Avoro Capital Advisors and OrbiMed purchased 10,000,000 shares of common stock at a price of $10.00 per share. The aggregate gross proceeds received by us were $100 million and net proceeds were approximately $99.8 million.

Overview of Our Business Organization Commercial Platform U.S. Sales & Marketing Chicago, IL Global Partnering Chicago, IL Oncology Innovation Platform Research Labs Buffalo, NY Clinical  Development Buffalo, NY Hong Kong, HK Cranford, NJ Chongqing, China Taipei, Taiwan Buffalo, NY Cranford, NJ Chongqing, China Taipei, Taiwan Regulatory Global Supply Chain Platform cGMP High  Potency API  Facilities Chongqing, China Under Development cGMP  Manufacturing Clarence, NY Formulation Labs Buffalo

Outlook

Looking forward, we have established the following strategic priorities:

We have a comprehensive and experienced leadership team who have come together under one organization to achieve our mission of improving the lives of cancer patients by creating more effective, safer and tolerable treatments. We have the goal of becoming a global leader in bringing innovative cancer treatments to the market and improving health outcomes. To achieve our goal, we have established the following strategic priorities:

Obtain regulatory approval and prepare to commercialize Oral Paclitaxel and tirbanibulin ointment - We intend to file an NDA with the FDA in 2020 to secure regulatory approval of Oral Paclitaxel for metastatic breast cancer, and if approved, to establish it as the chemotherapy of choice for patients with metastatic breast cancer. If approved by the FDA, we plan to commercialize Oral Paclitaxel in the U.S. by leveraging our commercialization capabilities in the U.S., and also plan to evaluate marketing options outside of the U.S., including using our internal resources, partnering with others, or out-licensing the product. We submitted an NDA to the FDA for tirbanibulin ointment for the treatment of AK and we can provide no assurance the FDA will accept the NDA submission for filing, or if accepted, that our NDA will ultimately receive approval. Our strategic partner Almirall will employ its expertise to support the development of tirbanibulin ointment in Europe, if approved, and also to commercialize the product in the U.S. and European countries, including Russia.

Rapidly and concurrently advance our other clinical programs and product candidates - We intend to pursue the fastest feasible pathways to approval of our existing clinical product pipeline. For example, in our Orascovery platform, we plan to continue to advance our studies evaluating Oral Paclitaxel in other indications as well as those of our other Orascovery product candidates. In addition, we continue to make progress with the development of the clinical program for tirbanibulin. We will also evaluate options to enter into partnerships and collaborations where appropriate.

Enhance and expand our other new technology platforms -  In 2018, Axis, our majority owned subsidiary, commenced the development of TCR-T through an in-license from XLifeSc. We are currently preparing the U.S. IND application for TAEST16001. In 2018, we commenced development of arginine deprivation therapy, based on our pegylated genetically modified human arginase technology which is in-licensed from Polytom. In June 2019, the FDA allowed the IND application for the clinical investigation of PT01 for the treatment of patients with advanced malignancies and we are currently planning a Phase 1 clinical study. In addition to our existing portfolio of clinical candidates, our research and development teams are evaluating additional applications of our novel technology platforms. For example, our novel CYP and P-gp dual inhibitor technology could expand the breadth of application for our oral enabling platform.

Leverage our global research and development operations to continue development of an oncology-focused product pipeline - We have research and development operations in the U.S., U.K., China, Taiwan and Latin America that are focused on advancing our existing product pipeline and on developing additional novel clinical drug product candidates in order to replenish our development pipeline as other candidates mature. We have developed a core competency in oral absorption technology and apply that skill to develop new methods of drug discovery and to identify new pipeline candidates, such as our Oral Eribulin IND program. In addition, we may leverage our research and development capabilities to partner with others for the development of new pipeline candidates. We believe that we can create substantial long-term value by pursuing a robust, ongoing research and development program.

Continue to build an integrated business model that leverages our proprietary commercial platform, supply chain and cGMP manufacturing capabilities - We built our U.S. commercial operation in preparation for future FDA approvals of our proprietary product candidates. We believe that our experienced product commercialization team can build an infrastructure that leverages both our global facilities and collaborative relationships to achieve global distribution of any products approved by the FDA and regulatory authorities in other jurisdictions, as applicable, in a timely and cost-effective manner. Our strategic partner Almirall will employ its expertise to support the development in Europe and also to commercialize tirbanibulin in the U.S. and European countries, including Russia. In addition, we intend to utilize cGMP manufacturing facilities from our public/private partnerships in both the China and U.S. markets as a mechanism to build-out our supply chain around the world.

Selectively pursue strategic M&A, licensing or partnership opportunities to complement our existing operations - We continue to pursue acquisitions, licensing and partnership opportunities. We will continue to target opportunities that will complement our existing portfolio and operations to create value for stockholders and support our business strategy and mission.

As we pursue these strategic priorities, we expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we seek to:

•	Continue to advance our lead programs, Orascovery and Src Kinase inhibition technology platforms, through clinical development;
•	Continue to invest in further developing our Commercial Platform ahead of our intended proprietary drug launch;
•	Continue our current preclinical and clinical research program and development activities;
•	Continue to invest in our manufacturing facilities;
•	Advance the preclinical and clinical research program and development activities of our in-licensed technology platforms, TCR-T Immunotherapy and Arginine Deprivation Therapy;
•	Seek to identify additional research programs and product candidates within existing platform technologies;
•	Attain new drugs and technologies through acquisitions or in-licensing opportunities;
•	Hire additional research, development and business personnel;
•	Maintain, expand and protect our IP portfolio; and
•	Incur additional costs associated with operating as a public company.

Results of Operations

Except where otherwise noted, the following discussion compares fiscals year 2018 and 2019 results. For a discussion on the comparison between fiscal year 2017 and fiscal year 2018 results, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC and incorporated by reference herein.

Since inception, we have devoted a substantial amount of our resources to research and development of our lead product candidates under our Orascovery, Src Kinase inhibition, TCR-T immunotherapy and arginine deprivation therapy technology platforms. We have incurred significant net losses since inception. Our net losses were $125.5 million, $128.7, and $131.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, we had an accumulated deficit of approximately $567.5 million and $443.7 million, respectively. Our recurring losses from operations and negative cash flows from operations have raised substantial doubt regarding our ability to continue as a going concern, and as result, our independent registered public accounting firm has noted this in the opinion they issued on our consolidated financial statements for the year ended December 31, 2019.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, private placements, and convertible bonds, debt and, to a lesser extent, through revenue generated from our Global Supply Chain Platform. Our operating activities used $97.5 million, $109.4 million and $81.5 million of cash during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had cash and cash equivalents of $127.7 million, which included $7.8 million funded by New York State for the construction of the Dunkirk facility, and short-term investments of $33.1 million.

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

	Year ended December 31,
	2019		2018		2017
	(in thousands)%		(in thousands)%		(in thousands)%
Product sales, net	$80,535	79%	$56,394	63%	$36,106	95%
License and other revenue	20,694	20%	32,706	37%	1,937	5%
	$101,229		$89,100		$38,043

We do not anticipate revenue being generated from sales of our product candidates under development in our Oncology Innovation Platform until we have obtained regulatory approval. We cannot assure you that we will succeed in achieving regulatory approval for our drug candidates as planned, or at all.

Cost of Sales

Along with sourcing from third party manufacturers, we manufacture our clinical products in our cGMP facility in New York. Cost of sales primarily includes the cost of finished products, raw materials, labor costs, manufacturing overhead expenses, reserves for expected scrap, as well as transportation costs. Cost of sales also includes depreciation expense for production equipment, changes to our excess and obsolete inventory reserves, and certain direct costs such as shipping costs, net of costs charged to customers.

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

	Year Ended December 31,
	2019		2018		2017
	(in thousands)%		(in thousands)%		(in thousands)%
Wages, benefits, and related costs	$19,569	23%	$17,715	15%	$12,190	16%
Clinical trial costs	45,839	54%	49,572	41%	31,070	40%
Preclinical research costs	8,418	10%	3,699	3%	3,101	4%
Drug licensing costs	8,071	10%	38,037	32%	22,298	29%
Other research and development costs	2,496	3%	10,882	9%	8,138	11%
Total research and development costs	$84,393		$119,905		$76,797

Our current research and development activities mainly relate to the clinical development of our Oncology Innovation Platform.

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

Interest Expense and Interest Income

Interest expense consists primarily of interest on our long-term loan and the amortization of our debt discount. Interest income consists primarily of interest generated from our cash and short-term investments in U.S. treasury securities, U.S. agency securities, high rated commercial papers and corporate bonds

Loss on Derivative Liability

The loss results from re-measuring to fair value of the embedded derivative of the convertible bonds as of each balance sheet date. The related remeasurement adjustments are recognized in the consolidated statements of operations and comprehensive loss. We record adjustments to the fair value of the derivative liability until the conversion or repayment of the convertible bonds. The derivative liability was no longer outstanding as of December 31, 2018.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Year ended December 31,
	2019	2018	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$80,535	$56,394	$24,141	43%
License and other revenue	20,694	32,706	(12,012)	-37%
Total revenue	$101,229	$89,100	12,129
Cost of sales	(69,619)	(47,005)	(22,614)	48%
Research and development expenses	(84,393)	(119,905)	35,512	-30%
Selling, general, and administrative expenses	(66,749)	(49,008)	(17,741)	36%
Interest income	1,881	1,788	93	5%
Interest expense	(6,954)	(3,581)	(3,373)	94%
Income tax expense	(928)	(100)	(828)	NM
Net loss	(125,533)	(128,711)	3,178
Less: net loss attributable to non-controlling interests	(1,784)	(11,271)	9,487	84%
Net loss attributable to Athenex, Inc.	$(123,749)	$(117,440)	$(6,309)

Revenue

Product sales for the year ended December 31, 2019 was $80.5 million, an increase of $24.1 million, or 43%, as compared to $56.4 million for the year ended December 31, 2018. The increase was due to a $20.0 million increase in specialty product sales from growing sales volume of existing products and the launch and sales of new products along with an $11.8 million increase in 503B sales mainly attributable to vasopressin sales in the first half of 2019, which we ceased selling in August 2019.  These increases were offset by a $5.2 million decrease in sales of API products as the result of the suspension of our API manufacturing facility in Chongqing China and a $2.5 million decrease of medical device sales and contract manufacturing revenue.

We recognized $20.0 million and $30.0 million in collaboration and license revenue for the years ended December 31, 2019 and 2018, respectively, pursuant to the license agreement entered into with Almirall in December 2017 under which Almirall acquired an exclusive license to research, develop and commercialize tirbanibulin in the United States, Europe, and Russia. We recognized zero and $2.0 million in collaboration and license revenue for the years ended December 31, 2019 and 2018, respectively, pursuant to the license agreement we entered into with PharmaEssentia to develop and commercialize oral paclitaxel, oral irinotecan, and oral docetaxel in Taiwan, Singapore, and Vietnam.

Cost of Sales

Cost of sales totaled $69.6 million for the year ended December 31, 2019, an increase of $22.6 million, or 48%, as compared to $47.0 million for the year ended December 31, 2018. This was primarily due to an increase in the cost of specialty product sales and

503B product sales of $21.5 million and $7.0 million, respectively, and was offset by a decrease in cost of API product sales of $5.9 million. The increase in cost of sales was in line with the increase in product sales. Changes in availability of products and market demand could increase or decrease our revenue and gross profit in the future.

Research and Development Expenses

Research and development expenses totaled $84.4 million for the year ended December 31, 2019, a decrease of $35.5 million, or 30%, as compared to $119.9 million for the year ended December 31, 2018. This was primarily due to a decrease in in-licensing fees, product development costs, and clinical operations costs and included the following:

•	$30.0 million decrease in drug in-licensing fees primarily related to a $29.5 million license fee in 2018 related to the license of TCR-T technology in connection with the establishment of Axis;
•	$8.4 million decrease of product development costs related to the scale up of 503B operations, API research and development, and the launch of certain specialty products in 2018; and
•	$3.7 million decrease of clinical development costs related to encequidar and tirbanibulin ointment due to the winding down of the two AK Phase 3 studies.

The decrease in these research and development expenses was offset by an increase of $4.7 million of preclinical development costs related to the Arginine Deprivation Therapy and TCR-T Immunotherapy platforms and a $1.9 million increase of research and development related compensation expense.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses totaled $66.7 million for the year ended December 31, 2019, an increase of $17.7 million, or 36%, as compared to $49.0 million for the year ended December 31, 2018. This was primarily due to an increase of $15.6 million related to the costs of preparing to commercialize our proprietary drugs, if approved, an increase of $1.3 million of general administrative expenses including rent, utilities, insurance, and office expenses, and an increase of $0.9 million of professional fees including legal and accounting fees, offset by a decrease of $0.1 million in administrative related compensation expense.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments and remained relatively consistent from 2018 to 2019. Interest expense for the year ended December 31, 2019 totaled $7.0 million, an increase of $3.4 million, or 94%, as compared to $3.6 million for the year ended December 31, 2018. The interest expense in the current period was incurred from our long-term debt entered into with Perceptive during the third quarter of 2018.

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

	Year Ended December 31,
	2018	2017	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$56,394	$36,106	$20,288	56%
License and other revenue	32,706	1,937	30,769	NM
Total revenue	89,100	38,043	51,057
Cost of sales	(47,005)	(25,122)	(21,883)	87%
Research and development expenses	(119,905)	(76,797)	(43,108)	56%
Selling, general, and administrative expenses	(49,008)	(46,112)	(2,896)	6%
Interest income	1,788	367	1,421	387%
Interest expense	(3,581)	(6,279)	2,698	-43%
Loss on derivative liability	—	(15,411)	15,411	NM
Income tax expense	(100)	(85)	(15)	18%
Net loss	(128,711)	(131,396)	2,685
Less: net loss attributable to non-controlling interests	(11,271)	(226)	(11,045)	NM
Net loss attributable to Athenex, Inc.	$(117,440)	$(131,170)	$13,730

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

Research and Development Expenses

Research and development expenses totaled $119.9 million for the year ended December 31, 2018, an increase of $43.1 million, or 56%, as compared to $76.8 million for the year ended December 31, 2017. This increase was primarily due to the advancement of our clinical pipeline and additional drug licensing fees, and included the following:

•	$18.6 million increase of clinical trial costs with the progression of the Phase 3 trials of tirbanibulin ointment and Oral Paclitaxel;
•

$15.7 million increase in drug licensing fees primarily due to a $29.5 million non-cash license fee related to the purchase of T-Cell technology in connection with the establishment of Axis, of which $24.5 million related to the fair value of the in-process research and development and $5.0 million related to the Company's common stock issued to XLifeSc. This was offset by a decrease in drug licensing fees paid to Hanmi, Gland and Amphastar;

•

$5.4 million increase of employee salary and benefits, which was primarily attributable to hiring more research and development personnel to support our expanding research and clinical activities, including the expansion of our clinical research and development team in Taiwan;

•

$2.8 million increase in general product development of 503B products as they were introduced, and production was scaled-up to a commercial level and product development of our proprietary products; and

•	$0.6 million increase in the cost of preclinical studies as research was performed on an oral formulation of Eribulin.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses totaled $49.0 million for the year ended December 31, 2018, an increase of $2.9 million, or 6%, as compared to $46.1 million for the year ended December 31, 2017. December 31, 2017This was primarily due to an increase in operating activities and professional fees and included the following:

•	$2.9 million increase in professional fees including legal fees related to the launch of 503B products and consulting fees related to the construction of the manufacturing facility in Dunkirk, NY; and
•	$2.2 million increase in other office expenses including property and sales taxes, insurance expenses, rent and utilities, and others.

These costs were offset by a decrease in employee compensation of $1.6 million from the stock-based compensation incurred in 2017 in connection with our IPO and a decrease in marketing costs of $0.6 million.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs, SG&A costs associated with our operations, and the development of our specialty drug operations in our Commercial Platform and 503B operations and the investment we are making in our pre-launch activities in anticipation of commercializing our proprietary drugs. We incurred net losses of $125.5 million, $128.7 million and $131.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $567.5 million. Our operating activities used $97.5 million, $109.4 million and $81.5 million of cash during the years ended December 31, 2019, 2018, and 2017, respectively. We intend to continue to advance our various clinical and pre-clinical programs which we expect will lead to increased cash outflow of research and development costs and increase our investments in commercialization activities for our proprietary drugs. In addition, we can provide no assurance that the funding requirements to diversify the product portfolio for specialty drug products in the Commercial Platform and 503B operations will decline in the future. Our principal sources of liquidity as of December 31, 2019 were cash and cash equivalents totaling of $127.7 million, which included $7.8 million funded by New York State for the construction of the Dunkirk facility, and short-term investments totaling $33.1 million, which are generally high-quality investment grade corporate debt securities.

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

In July 2018, we closed a privately placed debt and equity financing deal with Perceptive for gross proceeds of $100.0 million and received aggregate net proceeds of $97.1 million, net of fees and offering expenses. We entered into a 5-year senior secured loan for $50.0 million of this financing and issued 2,679,528 shares of our common stock at a purchase price of $18.66 per share for the remaining $50.0 million. The loan matures on the fifth anniversary from the closing date and bears interest at a floating per annum rate equal to LIBOR (with a floor of 2.0%) plus 9.0%. We are required to make monthly interest-only payments with a bullet payment of the principal at maturity. The loan agreement contains specified financial maintenance covenants. Provided that, in the event LIBOR can no longer be determined, the parties shall mutually establish an alternative rate of interest and until such time that rate is agreed, the reference rate for purposes of the loan shall be the Wall Street Journal Prime Rate. In connection with the loan agreement, we granted Perceptive a warrant for the purchase of 425,000 shares of common stock at a purchase price of $18.66 per share.

On May 7, 2019, we completed a private placement equity offering of 10 million shares of our common stock. All shares were offered by us at a price of $10.00 per share to three institutional investors, namely Perceptive, Avoro Capital Advisors (formerly known as venBio Select Advisor), and OrbiMed. The aggregate net proceeds received by us from the offering were $99.9 million, net of offering expenses of approximately $0.1 million.

On December 9, 2019, we completed a private placement with a group of institutional investors, led by Kingdon Capital Management, LLC, pursuant to which we sold an aggregate of 3,945,750 shares of its common stock at a purchase price of $15.30 per share for aggregate net proceeds of $59.4 million, net of offering expenses of approximately $1.0 million.

Based on the current operating plan, we expect that our cash and cash equivalents as of December 31, 2019 will enable us to fund our operations into the first quarter of 2021, but will not be sufficient to fund current operating plans through one year after the date that these consolidated financial statements are issued. We expect that our expenses will increase as we continue to fund clinical and preclinical development of our research programs, pre-launch activities of our proprietary drugs, funding of our Commercial Platform and manufacturing facilities, and working capital and other general corporate purposes. We have based our estimates on assumptions that might prove to be wrong, and we might use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to accurately estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

We believe that the existing cash and cash equivalents, and short-term investments will not be sufficient to enable us to complete all necessary development or commercially launch our proprietary drug candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and government grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and might require the issuance of warrants, which could potentially dilute the ownership interest of holders of common stock. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we might have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that might not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we might be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2019, 2018, and 2017:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(97,460)	$(109,387)	$(81,512)
Net cash provided by (used in) investing activities	7,499	(48,963)	(10,018)
Net cash provided by financing activities	167,452	169,035	96,896
Net effect of foreign exchange rate changes	389	(175)	793
Net increase in cash and cash equivalents	$77,880	$10,510	$6,159

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

During the year ended December 31, 2019, operating activities used $97.5 million of cash, which resulted principally from our net loss of $125.5 million, adjusted for non-cash charges of $15.4 million. Cash provided by our operating assets and liabilities was $12.6 million primarily due to increases in accounts payable and accrued expenses. Our net non-cash charges during the year ended December 31, 2019 primarily consisted of $3.8 million in depreciation and amortization expense, $9.9 million in stock-based compensation expense, and $1.0 million in amortization of debt discount.

During the year ended December 31, 2018, operating activities used $109.4 million of cash, which resulted principally from our net loss of $128.7 million, adjusted for non-cash charges of $46.8 million and partially offset by $0.4 million change in deferred income taxes. Cash used in our operating assets and liabilities was $27.1 million. Our net non-cash charges during the year ended December 31, 2018 primarily consisted of $3.3 million in depreciation and amortization expense, $11.0 million in stock-based compensation expense, $0.5 million in amortization of debt discount, and $31.5 million license in fees settled with stock.

During the year ended December 31, 2017, operating activities used $81.5 million of cash, which resulted principally from our net loss of $131.4 million, adjusted for non-cash charges of $54.0 million which was partially offset by $0.3 million change in deferred income taxes. Cash used in our operating assets and liabilities was $3.8 million. Our net non-cash charges during the year ended December 31, 2017 primarily consisted of $3.7 million in depreciation and amortization expense, $14.6 million in stock-based compensation expense, $15.4 million in fair value change of derivative liabilities, $3.3 million in amortization of debt discount, $13.3 million license in fees settled with convertible bond and stock and $2.8 million in interest incurred on converted bonds.

Net Cash Provided by (Used in) Investing Activities

In 2019, cash provided by investing activities of $7.5 million was primarily attributable to $24.4 million in sale and maturity of short-term investments, net of purchases, and $0.9 million provided by the acquisition of CIDAL, offset by $13.6 million in purchasing property and equipment, and $4.2 million in payment for licenses.

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

Net Cash Provided by Financing Activities

In 2019, cash provided by financing activities was $167.5 million, which primarily consisted of net proceeds of $161.1 million from the issuance of our common stock mostly from private placements, net of offering expenses of approximately $1.1 million, and $6.5 million from the issuance of debt to fund our new API plant in China, offset by $1.0 repayment of debt and finance lease obligations.

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

Indebtedness

We had $63.9 million and $46.8 million of debt as of December 31, 2019 and 2018, respectively. This primarily consisted of finance and operating lease obligations, a senior secured loan entered into with Perceptive during 2018, and a credit agreement with Chongqing Maliu Riverside Development and Investment Co., LTD.

During the second quarter of 2019, we entered into a credit agreement which amended the existing partnership agreement with CQ, for a Renminbi ¥50.0 million (USD $7.2 million at December 31, 2019) line of credit to be used for the construction of the new API plant in China. We are required to repay the principal amount with accrued interest within three years after the plant receives cGMP certification, with 20% of the total loan with accrued interest is due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount. If we fail to obtain the cGMP certification within three years upon the completion and acceptance of the plant, we shall return all renovation costs with the accrued interest to CQ, in a single transaction within the first ten business days of the next day. If we fail to obtain the cGMP certification within three years of the acceptance of the plant, we are required to return all renovation costs with accrued interest to CQ within ten business days. As of December 31, 2019, the balance due to CQ was $5.7 million.

In 2018, we issued a senior secured loan with a principal value of $50.0 million and a maturity date of June 30, 2023 to Perceptive. The loan bears interest at a floating per annum rate equal to LIBOR (with a floor of 2.0%) plus 9.0%. Provided that, in the event LIBOR can no longer be determined, the parties shall mutually establish an alternative rate of interest and until such time that rate is agreed, the reference rate for purposes of the loan shall be the Wall Street Journal Prime Rate. We are required to make monthly interest-only payments with a bullet payment of the principal at maturity. The loan agreement contains specified financial maintenance covenants, including that we maintain a minimum aggregate balance of $4.0 million in cash free and clear of all liens and that we meet certain minimum revenue targets for each quarter during which the loan is outstanding. In addition, the loan agreement is secured by substantially all of our assets and is guaranteed by certain of our subsidiaries, including APD, AP, and APS.

Capital Expenditures

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	Our ability to generate revenue; and
•	Fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

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

In 2015, we entered into two public-private partnerships. New York State is investing in a 409,000 square foot, ISO Class 5 high potency oral and sterile injectable pharmaceutical manufacturing facility, which is under construction in Dunkirk, New York. The estimated cost of the facility will be approximately $213 million, and we will be able to occupy the space on concessionary terms. In Chongqing, China, funded by the Banan District government, a GMP API and a GMP pharmaceutical manufacturing plant is being built, which we will occupy on concessionary terms. We plan to utilize these plants to manufacture API and the finished drugs in which these API will be used. New York State and the Banan District governments will each fund a majority of the construction costs and hold ownership of the manufacturing and office facilities. We are responsible for the costs of all equipment and technology for the facilities. In addition, in July 2017 we entered into a 20-year payment in-lieu of tax agreement for the construction of our Dunkirk facility with the CCIDA, valued at approximately $9.1 million. In December 2017, we entered into an agreement with M+W U.S., Inc., or M+W (now renamed Exyte U.S. Inc.), whereby M+W will be responsible for the design and construction of the Dunkirk facility at a cost estimated between $205 million and $213 million, of which up to around $208 million (which includes approximately $8 million in additional funds not used under the prior $25 million ESD grant to construct our North American headquarters and formulation lab in Buffalo, New York) will be paid by the State of New York, with the remaining amount being paid by us. We are also responsible for the cost of furnishing the facility. Payments under the December 2017 agreement will be made to M+W over time based upon completion of certain milestones under the agreement, and ESD must approve any payment from the grant funds. Construction of the Dunkirk manufacturing facility has begun and is expected to be completed in 2021. Construction of the new API manufacturing facility in Chongqing was completed. However, as a result of the Coronavirus outbreak, we expect to commence operations in the second half of 2020.

Future Capital Requirements

We believe that our existing cash and cash equivalents and short-term investments, will be sufficient to fund our current operating plans into the first quarter of 2021, but will not be sufficient to fund current operating plans through one year after the date that these consolidated financial statements are issued. We have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.

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

Contractual Obligations

A summary of our contractual obligations as of December 31, 2019 is as follows:

	Payments Due by Period				Total
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Amounts Committed
	(in thousands)
Operating leases	$3,229	$5,466	$4,097	$1,951	$14,743
Long-term debt	686	1,719	54,012	—	56,417
Finance lease obligations	214	235	—	—	449
License fees	384	—	—	—	384
	$4,513	$7,420	$58,109	$1,951	$71,993

Our operating and finance leases are principally for facilities and equipment. We currently lease office space in the U.S. and foreign countries to support our operations as a global organization. The operating leases in the above table include our several locations with the amounts committed by each location: (1) the rental of our global headquarters in the Conventus Center for Collaborative Medicine in Buffalo, NY; (2) the rental of our research and development facility in the IC Development Centre in Hong Kong; (3) the rental of the Commercial Platform headquarters in Chicago, IL; (4) the rental of our clinical research headquarters in Cranford, NJ; (5) the rental of our clinical data management center in Taipei, Taiwan; (6) the rental of our contract research organization throughout Latin America; (7) the rental of our Global Supply Chain distribution office in Houston, TX; (8) the rental of our Global Supply Chain API manufacturing facility in Chongqing, China; and (9) the rental of other facilities and equipment located mainly in Buffalo, NY. These locations represent $7.2 million, $0.6 million, $2.2 million, $0.2 million, $0.8 million, $0.3 million, $0.4 million, $0.4 million, and $2.6 million, respectively, of the total amounts committed. In addition to the minimum rental commitments on our operating leases we may also be required to pay amounts for taxes, insurance, maintenance and other operating expenses.

The long-term debt includes our senior secured loan, the mortgage assumed in connection with the acquisition of CDE, and the credit agreement with CQ. The finance lease obligations represent three leases of equipment in our 503B manufacturing facility outside of Buffalo, NY. The license fees in the above table represent the amount committed and accrued under in-license agreements for specialty drug products by the Commercial platform.

In addition, we have certain obligations under licensing arrangements with third parties contingent upon achieving various development, regulatory, and commercial milestones. Pursuant to our license agreement with Polytom, we may be required to make payments worth up to $44.0 million of our common stock or cash upon the occurrence of certain regulatory milestones related to a pegylated genetically modified human arginase, and make royalty payments representing a percentage of net sales of the licensed products. Pursuant to our license agreement with Avalon HepaPOC, we may be required to make payments worth up to $4.8 million of our common stock or cash upon the occurrence of certain regulatory and sales milestones related to the meter and strips for conduct of liver function tests in humans taking our oncology drugs and make royalty payments representing a percentage of aggregate net sales of the licensed product. Pursuant to the license agreement with XLifeSc, our 55% owned joint venture Axis Therapeutics Limited, we may be required to make cash payments worth up to $108.0 million upon the occurrence of certain regulatory milestones related to XLifeSc’s proprietary TCR-T, and make royalty payments representing a percentage of aggregate net income generated by sales of licensed products. Pursuant to our license agreements with Hanmi, we may be required to pay $24.0 million upon regulatory approval of a product within the Orasovery platform and make tiered royalty payments based on net sales of any product using the licensed intellectual property. These amounts are not included in the table above.

Under our partnerships with New York State and CQ, we are obligated to contribute to the building of manufacturing facilities in Dunkirk, NY and Chongqing, China. Pursuant to our arrangement with New York State, we are committed to bear the costs of the construction of the facility in Dunkirk, NY in excess of approximately $208.0 million, as described in Capital Expenditures above.  Further, we are entitled to lease the facility and all equipment at a rate of $1.00 per year for an initial 10-year term and for the same rate if we elect to extend the lease for an additional 10-year term. We are responsible for all operating costs and expenses for the facility and are committed to spending $1.52 billion on operational expenses in our first 10-year term in the facility, and an additional $1.5 billion on operational expenses if we elect to extend the lease for a second 10-year term. Pursuant to our arrangement with CQ, the Finance Bureau of Banan District of Chongqing is responsible for investing in the construction of the API and formulation plants and completing renovation in accordance with U.S. GMP standards, and we are required to commit capital of no less than $30 million, which can be used as working capital in the normal course of the business. As of December 31, 2019, we had contributed a total of $9.5 million of capital to our subsidiary. The remaining $20.5 million commitment is not included in the table above. We are allowed to lease the facility rent free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if we are profitable, we will pay a monthly rent of 5 RMB per square meter of space occupied, or, we shall have the option to purchase the land and building. If we do not purchase the land and building after 20 years at the price described above, we shall have the option to lease the land and building with rental fee charged at market price of construction area.  We are responsible for the costs of all equipment and technology for the facilities. Neither of these facilities in New York State and Chongqing, China were operational as of December 31, 2019 and the amounts under these agreements described above are not included in the table above.

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

The Company out-licenses certain of its IP to other pharmaceutical companies in specific territories that allow the customer to use, develop, commercialize, or otherwise exploit the licensed IP. In accordance with Topic 606, the Company analyzes the contracts to identify its performance obligations within the contract. Most of the Company’s out-license arrangements contain multiple performance obligations and variable pricing. After the performance obligations are identified, the Company determines the transaction price, which generally includes upfront fees, milestone payments related to the achievement of developmental, regulatory, or commercial goals, and royalty payments on net sales of licensed products. The Company considers whether the transaction price is fixed or variable, and whether such is subject to return. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If any portion of the transaction price is constrained, it is excluded from the transaction price until the constraint no longer exists. The Company then allocates the transaction price to the performance obligation to which the consideration is related. Where a portion of the transaction price is received and allocated to continuing performance obligations under the terms of the arrangement, it is recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP.  The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. The Company recognized revenue allocated to the licensed IP performance obligation upon transfer of the license of $0.1 million and $30.0 million for the years ended December 31, 2019 and 2018, respectively.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint, and adjusts its estimate of the transaction price as appropriate.  To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price.  The Company recognized revenue allocated to development performance obligations upon transfer to the customer of $20.0 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively.

Certain out-license agreements include performance obligations to manufacture and provide drug product in the future for commercial sale when the licensed product is approved. For the commercial, sales-based royalties, the consideration is predominantly related to the licensed IP and is contingent on the customer’s subsequent sales to another commercial customer. Consequently, the sales- or usage-based royalty exception would apply. Revenue will be recognized for the commercial, sales-based milestones as the underlying sales occur.

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation.  The Company did not use any other significant judgments related to out-licensing revenue during the years ended December 31, 2019 and 2018.

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

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash) As of December 31, 2019 and 2018, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $14.4 million and $13.1 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $87.2 million, $36.5 million, and $10.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other that the U.S. dollar, a majority of which is denominated in RMB. In 2019, 2018, and 2017, approximately 1%, 2% and 7%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. As of December 31, 2019, we had cash and cash equivalents of approximately $7.6 million at our Chinese subsidiaries. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $127.7 million and short-term investments of $33.1 million as of December 31, 2019, which consisted primarily of U.S. government or high-quality investment grade corporate debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in U.S. market interest rates is not expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

We have 5-year $50.0 million loan agreement with Perceptive, which closed on July 3, 2018, bearing interest at a floating per annum rate equal to 1-Month LIBOR (with a floor of 2%) plus 9%. If 1-Month LIBOR increased by 1%, we would be required to pay Perceptive an additional $0.5 million in interest annually. If 1-Month LIBOR decreased by 1%, we would be required to pay Perceptive $0.5 million less in interest annually. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. In the event LIBOR can no longer be determined, the parties shall mutually establish an alternative rate of interest and until such time that rate is agreed, the reference rate for purposes of the loan shall be the Wall Street Journal Prime Rate. As of December 31, 2019, we did not have any outstanding interest rate swap contracts.

Credit Risk

We had cash and cash equivalents of $127.7 million, $49.8 million and $39.3 million and marketable securities of $33.1 million, $57.6 million and $11.8 million at December 31, 2019, 2018, and 2017, respectively. Substantially all of our bank deposits are in major financial institutions, which we believe are of high credit quality. The primary objectives of our investment activities are to preserve principle, provide liquidity and maximize income without significant increasing risk.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athenex, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended, using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

License Revenue Recognition – Refer to Note 17 (Oncology Innovation Platform) to the financial statements

Critical Audit Matter Description

The Company out-licenses certain of its intellectual property (“IP”) and provides related consulting services to pharmaceutical companies in specific territories that allow the customer to use, develop, commercialize, or otherwise exploit the licensed IP. In accordance with Accounting Standards Codification Topic 606 (“ASC 606”), the Company determines each of its performance obligations under the agreements and allocates the transaction price to those obligations accordingly, including the determination as to whether variable consideration within the total transaction price meets the criteria for recognition. The Company’s obligations may include delivering the license of IP (if the license is deemed to be distinct), performing continued research and development on the licensed IP, manufacturing the licensed product, or maintaining the legal protection for the licensed IP throughout the duration of the agreement, among other obligations. Most of the Company’s revenue from its out-licensing is recognized at a point-in-time when the performance obligation is satisfied.

We identified license revenue recognition as a critical audit matter because of the judgments necessary for management to: identify performance obligations, determine variable consideration, allocate transaction price amongst the identified performance obligations, and determine the timing of recognition for such revenue.  Because of the complexity associated with applying the recognition criteria of ASC 606, notably related to identification of performance obligations, determination of variable consideration, allocation of transaction price, and determination of timing of revenue recognition, this required extensive audit effort and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recognition of license revenue, included the following, among others:

•

We tested the effectiveness of controls over the identification of performance obligations, determination of variable consideration, allocation of transaction price, and determination of timing of license revenue recognition.

•

We evaluated the Company’s revenue recognition for licenses through the inspection of license agreements and the evaluation of management’s revenue recognition analysis corresponding to license agreements    to validate that such transactions are being recognized in a manner commensurate with the terms of the established contracts and the relevant accounting guidance.  Evaluating the reasonableness of management’s accounting conclusions involved:

o

Evaluating the accuracy and completeness of performance obligations identified by management in license agreements.  We analyzed the license agreements to determine if the arrangement terms that may have an impact on revenue recognition were identified and properly considered in the evaluation of the accounting for the contract.  We also inquired of management and reviewed source documentation to assess whether the performance obligations identified by management are complete, and for those performance obligations identified, that they are both capable of being distinct and are distinct within the context of the contract.

o

Determining the reasonableness of management’s determination of the amounts of variable consideration included within total transaction price. We analyzed the nature of performance obligations and the contingencies related to the variable consideration in assessing management’s methods in estimating the amount of variable consideration to be included in total transaction price.

o

Testing the estimates by management in allocating total transaction price amongst the performance obligations identified in the license agreements. We evaluated the reasonableness of management’s methodology in allocating transaction price amongst the performance obligations and recalculated such allocations to determine that such were accurate.

o

Assessing the appropriateness of the method of measurement of progress and timing of recognition for amounts in license agreements. We tested the appropriateness of management’s recognition method (point-in-time or over-time) for performance obligations by evaluating the manner in which the performance obligations are satisfied.

Revenue Chargebacks – Refer to Note 17 (Commercial Platform) to the financial statements

Critical Audit Matter Description

The Company has agreements with certain independent pharmaceutical wholesalers. These wholesalers then sell to an end-user (hospital, alternative healthcare facility, or independent pharmacy). In such case, sales are initially recorded at the price sold to the wholesaler. Because these prices will be reduced for the end-user, the Company records a contra asset in accounts receivable and a reduction to revenue at the time of the sale, using the difference between the list price and the estimated end-user contract price. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user and such chargeback is offset against the initial estimated contra asset. The provision for chargebacks as of December 31, 2019 was $14.4 million, included as a reduction of accounts receivable.

We identified the accrual for chargebacks at the balance sheet date as a critical audit matter because of the judgments necessary for management to estimate the accrual based on estimates of wholesaler inventory stocking levels and of differences between list price and price at which the product was sold to the end-user. Given the volume of transactions subject to potential chargeback at the balance sheet date and the level of uncertainty involved in the estimation of the quantity and mix of products in wholesaler inventory, this matter required a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue chargebacks included the following, among others:

•

We tested the effectiveness of controls over the Company’s chargeback estimation process, which included management’s control activities in reviewing the estimated wholesaler stock levels and anticipated chargeback claims outstanding.

•

We evaluated the reasonableness of the methodology and assumptions applied by management when developing their chargeback estimate. We tested the accuracy and completeness of amounts in the accrual computations, inquired of management, and reviewed source documentation – including wholesaler agreements and inventory schedules to assess that management’s methodology included relevant data and assumptions to arrive at a reasonable estimation process.

•

We evaluated whether the methodology and assumptions have been consistently applied, throughout the estimation process, during the course of the year and in a manner consistent with the estimation process in the prior years presented.

We selected a sample of activity of the chargeback accrual at the balance sheet date and performed audit procedures on such sample.  Such procedures included: obtaining wholesaler agreements for the samples and recalculating the year-end accrual for the selected transactions; verifying quantities-on-hand with wholesalers for the sample transactions; and performing a retrospective review of payments received subsequent to the balance sheet date to evaluate reasonableness of the Company’s estimate of the chargebacks contra asset at the year-end balance sheet date.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 2, 2020

We have served as the Company’s auditor since 2015.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$127,674	$49,794
Short-term investments	33,139	57,629
Accounts receivable, net of chargebacks and other deductions of $14,394 and $13,101, respectively, and allowance for doubtful accounts of $124 and $9, respectively	16,689	12,951
Inventories	32,630	28,787
Prepaid expenses and other current assets	20,794	21,658
Total current assets	230,926	170,819
Property and equipment, net	23,153	11,447
Goodwill	38,513	37,495
Intangible assets, net	8,522	10,848
Operating lease right-of-use assets, net	8,818	—
Deferred income tax asset	—	486
Total assets	$309,932	$231,095
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,331	$12,997
Accrued expenses	44,307	37,718
Current portion of operating lease liabilities	3,010	—
Current portion of long-term debt	880	961
Total current liabilities	71,528	51,676
Long-term liabilities:
Long-term operating lease liabilities	7,620	—
Long-term debt and finance lease obligations	52,366	45,803
Other long-term liabilities	2,563	4,847
Total liabilities	134,077	102,326
Commitments and contingencies (Note 19)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at December 31, 2019 and 2018; 83,231,063 and 68,668,986 shares issued at December 31, 2019 and 2018, respectively; 81,558,143 and 66,996,066 shares outstanding at December 31, 2019 and 2018, respectively	83	69
Additional paid-in capital	763,648	591,064
Accumulated other comprehensive loss	(635)	(656)
Accumulated deficit	(567,465)	(443,716)
Less: treasury stock, at cost; 1,672,920 shares at December 31, 2019 and 2018	(7,406)	(7,406)
Total Athenex, Inc. stockholders' equity	188,225	139,355
Non-controlling interests	(12,370)	(10,586)
Total stockholders' equity	175,855	128,769
Total liabilities and stockholders' equity	$309,932	$231,095

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product sales, net	$80,535	$56,394	$36,106
License and other revenue	20,694	32,706	1,937
Total revenue	101,229	89,100	38,043
Costs and operating expenses:
Cost of sales	69,619	47,005	25,122
Research and development expenses	84,393	119,905	76,797
Selling, general, and administrative expenses	66,749	49,008	46,112
Total costs and operating expenses	220,761	215,918	148,031
Operating loss	(119,532)	(126,818)	(109,988)
Interest income	(1,881)	(1,788)	(367)
Interest expense	6,954	3,581	6,279
Loss on derivative liability	—	—	15,411
Loss before income tax expense	(124,605)	(128,611)	(131,311)
Income tax expense	928	100	85
Net loss	(125,533)	(128,711)	(131,396)
Less: net loss attributable to non-controlling interests	(1,784)	(11,271)	(226)
Net loss attributable to Athenex, Inc.	$(123,749)	$(117,440)	$(131,170)
Unrealized (loss) gain on investment, net of income taxes	(97)	15	(26)
Foreign currency translation adjustment, net of income taxes	118	(525)	1,184
Comprehensive loss	$(123,728)	$(117,950)	$(130,012)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (Note 14)	$(1.67)	$(1.82)	$(2.63)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (Note 14)	74,054,261	64,590,270	49,960,925

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated			Total
			Additional		other			Athenex, Inc.	Non-	Total
	Common Stock		paid-in	Accumulated	comprehensive	Treasury Stock		stockholders'	controlling	stockholders'
	Shares	Amount	capital	deficit	loss	Shares	Amount	equity	interests	equity
Balance at January 1, 2017	42,342,706	$42	$237,581	$(195,106)	$(1,304)	(1,656,920)	$(7,406)	$33,807	$862	$34,669
Sale of common stock, net of costs and discounts of $11,706	6,900,000	7	64,187	—	—	—	—	64,194	—	64,194
Conversion of bonds	8,522,728	9	98,920	—	—	—	—	98,929	—	98,929
Stock-based compensation cost	400,000	—	12,431	—	—	—	—	12,431	—	12,431
Research and development licensing fee satisfied with stock	568,182	1	6,249	—	—	—	—	6,250	—	6,250
Vesting of restricted stock	421,982	—	2,160	—	—	—	—	2,160	—	2,160
Stock options and warrants exercised	738,764	1	2,277	—	—	—	—	2,278	—	2,278
Repurchase of common stock	—	—	—	—	—	(16,000)	—	—	—	—
Non-controlling interests	—	—	—	—	—	—	—	—	49	49
Net loss	—	—	—	(131,170)	—	—	—	(131,170)	(226)	(131,396)
Other comprehensive income, net of tax	—	—	—	—	1,158	—	—	1,158	—	1,158
Balance at December 31, 2017	59,894,362	60	423,805	(326,276)	(146)	(1,672,920)	(7,406)	90,037	685	90,722
Sale of common stock, net of costs and discounts of $5,518	7,486,261	7	117,609	—	—	—	—	117,616	—	117,616
Issuance of warrant	—	—	3,140	—	—	—	—	3,140	—	3,140
Stock-based compensation cost	—	—	10,003	—	—	—	—	10,003	—	10,003
Vesting of restricted stock	240,000	1	1,007	—	—	—	—	1,008	—	1,008
Stock options and warrants exercised	673,230	1	3,955	—	—	—	—	3,956	—	3,956
Research and development licensing fee satisfied with stock	375,133	—	31,545	—	—	—	—	31,545	—	31,545
Net loss	—	—	—	(117,440)	—	—	—	(117,440)	(11,271)	(128,711)
Other comprehensive loss, net of tax	—	—	—	—	(510)	—	—	(510)	—	(510)
Balance at December 31, 2018	68,668,986	69	591,064	(443,716)	(656)	(1,672,920)	(7,406)	139,355	(10,586)	128,769
Sale of common stock, net of costs of $1,103	14,006,575	14	159,963	—	—	—	—	159,977	—	159,977
Equity consideration in connection with acquisition	—	—	748	—	—	—	—	748	—	748
Stock-based compensation cost	—	—	8,219	—	—	—	—	8,219	—	8,219
Restricted stock expense	223,723	—	1,671	—	—	—	—	1,671	—	1,671
Stock options exercised	331,779	—	1,983	—	—	—	—	1,983	—	1,983
Net loss	—	—	—	(123,749)	—	—	—	(123,749)	(1,784)	(125,533)
Other comprehensive loss, net of tax	—	—	—	—	21	—	—	21	—	21
Balance at December 31, 2019	83,231,063	$83	$763,648	$(567,465)	$(635)	(1,672,920)	$(7,406)	$188,225	$(12,370)	$175,855

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(125,533)	$(128,711)	$(131,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,817	3,269	3,673
Stock-based compensation expense	9,885	11,011	14,591
Loss on derivative liability	—	—	15,411
Amortization of debt discount	1,026	514	3,349
Deferred rent expense	—	262	856
Net loss on disposal of assets and impairment charges	232	236	80
Research and development license fees settled with convertible bond and stock	—	31,545	13,250
Interest incurred on converted bonds	—	—	2,759
Deferred income taxes	486	(365)	(327)
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables, net	(3,738)	(4,483)	(5,691)
Prepaid expenses and other assets	864	(13,966)	(4,537)
Inventories	(3,844)	(12,226)	(12,321)
Accounts payable and accrued expenses	19,345	3,527	18,791
Net cash used in operating activities	(97,460)	(109,387)	(81,512)
Cash flows from investing activities:
Purchase of property and equipment	(13,572)	(3,321)	(5,440)
Receipts of refundable deposit	—	—	110
Payments for licenses	(4,175)	(110)	(1,550)
Acquisition activity	853	—	—
Purchases of short-term investments	(74,697)	(113,259)	(55,282)
Sale of short-term investments	99,090	67,727	52,144
Net cash provided by (used in) investing activities	7,499	(48,963)	(10,018)
Cash flows from financing activities:
Proceeds from sale of stock	161,080	123,134	75,900
Proceeds from issuance of convertible bonds	—	—	30,000
Proceeds from issuance of debt	6,464	50,000	—
Costs incurred related to the sale of stock	(1,103)	(5,518)	(10,168)
Costs incurred related to the issuance of debt	—	(1,993)	—
Proceeds from exercise of stock options	1,983	3,956	2,278
Investment from non-controlling interest	—	—	49
Repayment of finance lease obligations and long-term debt	(972)	(544)	(1,163)
Net cash provided by financing activities	167,452	169,035	96,896
Net increase in cash and cash equivalents	77,491	10,685	5,366
Cash and cash equivalents, beginning of period	49,794	39,284	33,125
Effect of exchange rate changes on cash and cash equivalents	389	(175)	793
Cash and cash equivalents, end of period	$127,674	$49,794	$39,284
Supplemental cash flow disclosures
Interest paid	$4,925	$2,977	$109
Income taxes paid	$448	$464	$244
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$483	$340	$156
Cost of equity raise in accounts payable and accrued expenses	$—	$—	$188
Convertible bond issued in lieu of licensing cash payment	$—	$—	$7,000
Common stock issued in lieu of licensing cash payment	$—	$31,545	$6,250
Common stock issued upon the conversion of bonds and derivative liability	$—	$—	$98,929
Property and equipment financed under capital and finance leases	$—	$—	$688
Accrued purchases of licenses	$—	$4,175	$—
Equity consideration in connection with acquisition	$748	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY AND NATURE OF BUSINESS

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

Athenex is a global biopharmaceutical company dedicated to the discovery, development and commercialization of novel therapies for the treatment of cancer. The Company’s mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. The Company’s current clinical pipeline is derived from Orascovery, Src Kinase Inhibition, T-cell receptor-engineered T-cells (“TCR-T”), and Arginine Deprivation Therapy technology platforms. The Company has assembled a leadership team and has established global operations across the pharmaceutical value chain to execute its mission to become a global leader in bringing innovative cancer treatments to the market and improve health outcomes. The Company is primarily engaged in conducting research and development activities through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting preclinical and clinical testing, recruiting personnel, identifying and evaluating additional drug candidates for potential in-licensing or acquisition, and raising capital to support development and commercialization activities. The Company also conducts commercial sales of specialty products through its wholly owned subsidiary, Athenex Pharmaceutical Division (“APD”), and 503B products through its wholly owned subsidiary, Athenex Pharma Solutions (“APS”).

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

Debt and Equity Offering

On July 3, 2018, the Company closed a privately placed debt and equity financing deal with Perceptive Advisors LLC and its affiliates (“Perceptive”) for gross proceeds of $100.0 million and received aggregate net proceeds of $97.1 million, net of fees and offering expenses. The Company entered into a 5-year senior secured loan for $50.0 million of this financing and issued 2,679,528 shares of its common stock at a purchase price of $18.66 per share for the remaining $50.0 million. The loan matures on the fifth anniversary from the closing date and bears interest at a floating per annum rate equal to London Interbank Offering Rates (“LIBOR”) (with a floor of 2.0%) plus 9.0%. The Company is required to make monthly interest-only payments with a bullet payment of the principal at maturity. The loan agreement contains specified financial maintenance covenants. The Company was in compliance with such covenants as of December 31, 2019 and 2018. In connection with the loan agreement, the Company granted Perceptive a warrant for the purchase of 425,000 shares of common stock at a purchase price of $18.66 per share. This was accounted for as a detachable warrant at its fair value and is recorded as an increase to additional paid-in-capital on the consolidated statement of stockholders’ equity for the year ended December 31, 2018. A corresponding debt discount was recorded as a reduction of the related debt in the consolidated balance sheet as of December 31, 2018.

Private Placements

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

On December 9, 2019, the Company closed a private placement with a group of institutional investors, led by Kingdon Capital Management, LLC (collectively, the “Institutional Investors”), pursuant to which the Company sold an aggregate of 3,945,750 shares of its common stock to the Institutional Investors at a purchase price of $15.30 per share for aggregate net proceeds of $59.4 million, net of offering expenses of approximately $1.0 million. These shares were subsequently registered with the SEC on January 28, 2020.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of the business. The Company’s recurring losses from operations and negative cash flows from operations have raised substantial doubt regarding its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company has incurred operating losses and negative cash flows from operations since its inception and, as a result, as of December 31, 2019 and 2018 had an accumulated deficit of $567.5 million and $443.7 million, respectively. As of December 31, 2019 the Company had approximately $160.8 million of cash, cash equivalents, and short-term investments. The Company believes that the existing cash, cash equivalents, and short-term investments will be sufficient to fund current operating plans into the first quarter of 2021, but will not be sufficient to fund current operating plans through one year after the date that these consolidated financial statements are issued. The Company has based these estimates on assumptions that may prove to be wrong, and it could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. Operations have been funded primarily through the sale of common stock and, to a lesser extent, from convertible bond financing and grant funding. The Company will require significant additional funds to conduct clinical trials and to fund its commercialization operations. There can be no assurance, however, that additional funding will be available on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. The Company believes that it will be able to obtain additional working capital through equity financings or other arrangements to fund operations, including additional public offerings; however, there can be no assurance that such additional financing, if available, can be obtained on terms acceptable to the Company. If the Company is unable to obtain such additional financing, it will need to reevaluate future operating plans. In addition, the Company’s plans to raise additional funds are subject to market conditions which are outside of its control, and therefore cannot be deemed to be probable; as such, those plans do not alleviate substantial doubt about its ability to continue as a going concern.

The Company has a senior secured loan agreement with Perceptive which contains various covenants. A breach of any of these covenants could result in a default. If a default under this loan agreement is not cured or waived, the default could result in the acceleration of debt, which could require the Company to repay the debt in full prior to the date it is otherwise due. If the Company defaults, the lender may seek repayment through the Company’s subsidiary guarantors or by executing on the security interest granted pursuant to the loan agreement.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. Intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Such management estimates include those relating to assumptions used in clinical research accruals, chargebacks, measurement of acquired assets and assumed liabilities in business combinations, allowance for doubtful accounts, inventory reserves, the valuation of the derivative liability, income taxes, the estimated useful life and recoverability of long-lived assets, and the valuation of stock-based awards. Actual results could differ from those estimates.

Functional Currency

Assets and liabilities of subsidiaries that prepare financial statements in currencies other than the U.S. dollar are translated using rates of exchange as of the balance sheet date and the statements of operations and comprehensive loss are translated at the average rates of exchange for each reporting period. The Company recorded a foreign currency translation loss in accumulated other comprehensive loss of $0.1 million for the year ended December 31, 2019, a loss of $0.5 million for the year ended December 31, 2018 and a gain of $1.2 million for the year ended December 31, 2017.

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in checking, money market accounts, as well as certificates of deposit. Funds held in foreign accounts that are subject to regulations governing transfers oversees are included within cash and cash equivalents. As of December 31, 2019 and 2018, the Company had $7.6 million and $3.2 million, respectively, at its Chinese subsidiaries, which were subject to Chinese funds transfer limitations. The Company generally does not enter into investments for trading or speculative purposes, rather to preserve its capital for the purpose of funding operations.

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

Leases

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) on a modified retrospective basis and did not restate comparative periods as permitted under the transition guidance. The Company elected the package of practical expedients as permitted, which carries forward the Company’s assessments prior to the date of initial application with respect to lease classifications, initial direct costs as well as whether an existing contract contains a lease. The Company recognizes operating leases with terms greater than one year as right-of-use (“ROU”) assets and lease liabilities on its consolidated balance sheet. The Company’s finance leases are included in property and equipment, net and long-term debt and finance lease obligations on the consolidated balance sheet. A majority of the Company’s operating leases are for real estate properties used in operations located in the U.S. and Asia. The Company’s finance leases are for manufacturing equipment in the U.S.

The lease liabilities are determined as the present value of future fixed minimum lease payments. In determining the discount rate, the Company uses rates implicit in the lease, or if not readily available, the Company uses an estimated incremental borrowing rate based on yield trends in the biotechnology and healthcare industry and debt instruments held by the Company with stated interest rates. The Company uses the stated rate per lease agreement in determining the finance lease liabilities. The lease term is determined at the commencement date and considers whether it is reasonably certain that the Company will exercise renewal options or termination options. The lease liabilities and ROU asset are amortized over the term of the lease with operating lease expenses being recognized on a straight-line basis over the lease terms.

The Company elected the practical expedients permitted under Topic 842, which allows it to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for short-term leases. See Note 10— Debt and Lease Obligations.

Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance, ASC 840, Leases Topic 840 (Topic 840). See “―Recent Accounting Pronouncements” below, for more information about the impact of the adoption on Topic 842.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, marketable securities, an investment, accounts receivable, accounts payable, accrued liabilities, contingent consideration, and long-term debt. Cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, contingent consideration, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

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

Goodwill

The Company tests goodwill for impairment annually on October 1st, the Company’s annual goodwill impairment measurement date, or more frequently if a triggering event occurs. The Company has three operating segments, each of which represents a separate reporting unit: Oncology Innovation Platform, Commercial Platform, and Global Supply Chain Platform. Each of the three reporting units has discrete financial information that is reviewed by segment managers. Goodwill is assigned to two reporting units: Oncology Innovation Platform and Global Supply Chain Platform. Goodwill impairment exists when the fair value of goodwill is less than its carrying value. The Company concluded that there was no impairment of goodwill for the years ended December 31, 2019, 2018, and 2017.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, excluding goodwill, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. Impairment charges of $0.2 million, $0.3 million and $0.1 million were recorded for the years ended December 31, 2019, 2018, and 2017 respectively. See Note 5—Goodwill and Intangible Assets, net for additional details.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”), Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective transition method. Under this method, the Company was required to evaluate the impacts of implementing the standard on existing contracts on the date of the adoption, accounting for those contracts in accordance with Topic 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract to identify the performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product sales, license fees and consulting revenue, and grant revenue, see Note 17 – Revenue Recognition. The Company did not record an adjustment to revenue upon adoption.

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

Segment and Geographic Information

The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its operating results on an aggregate basis and at the operating segment level for purposes of allocating resources and evaluating financial performance. The Company has three business platforms which are the operating segments: (1) Oncology Innovation Platform, for the discovery and development of cancer supportive therapies, (2) Commercial Platform, the manufacturing and selling of commercial pharmaceutical products, and (3) Global Supply Chain Platform, the cGMP manufacturing and marketing of API, and clinical products. Each operating segment has a segment manager who is held accountable for operations and operating results. Accordingly, the Company operates in three reportable segments.

Concentration of Credit Risk, Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and short-term investments. The Company deposits its cash equivalents in interest-bearing money market accounts and certificates of deposit and invests in highly liquid U.S. treasury notes, commercial paper, and corporate bonds. The Company deposits its cash with multiple financial institutions. Cash balances exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating. The Company also has significant assets and liabilities held in its overseas manufacturing facility, and research and development facility in China, and therefore is subject to foreign currency fluctuation and regulatory uncertainties.

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

The Company adopted the new lease standard on January 1, 2019 and used the effective date as the date of initial application. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. The Company also elected the single component practical expedient, which requires the Company, by class of underlying asset, not to allocate the total consideration to the lease and nonlease components based on their relative stand-alone selling prices. This single component practical expedient requires the Company to account for the lease component and nonlease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. In preparation for adoption of the standard and to assess the ongoing impact of the standard, the Company implemented internal controls to enable the preparation of financial information. The standard had a significant impact on the consolidated balance sheet, with no significant impact on its consolidated statement of operations and comprehensive loss. On the adoption date, the Company recognized $9.8 million of operating lease ROU assets, $11.9 million of operating lease liabilities, and derecognized its existing deferred rent balance of $2.1 million.

The new standard provides a number of optional practical expedients in transition. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which allows the Company (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases In preparation for adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information. Further, the Company has made an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet. The Company recognizes those lease payments in the consolidated statement of operations and comprehensive loss over the lease term. See Note 10— Debt and Lease Obligations.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” to improve reporting requirements specific to loans, receivables, and other financial instruments. The new standard requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. The new standard also requires enhanced disclosure of credit risk associated with financial assets. The standard is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. Based on the composition of the Company’s investment portfolio and other financial assets, current market conditions and historical credit loss activity, the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

3.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Raw materials and purchased parts	$4,176	$4,092
Work in progress	1,870	3,166
Finished goods	26,584	21,529
Total inventories	$32,630	$28,787

4.	PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2019	2018
Land	$1,117	$1,132
Equipment	6,724	6,236
Furniture and fixtures	578	640
Computer hardware	3,142	2,118
Leasehold improvements	2,792	1,380
Construction in process	14,758	3,826
Property and equipment, gross	29,111	15,332
Less: accumulated depreciation	(5,958)	(3,885)
Property and equipment, net	$23,153	$11,447

Depreciation expense amounted to $2.0 million, $1.7 million, and $2.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

5.	goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for each reporting unit to which goodwill is assigned for the periods indicated are as follows (in thousands):

	Global Supply Chain	Oncology Innovation Platform	Total
Balance as of January 1, 2018	$26,510	$11,285	$37,795
Effect of currency translation adjustment	(277)	(23)	(300)
Balance as of December 31, 2018	26,233	11,262	37,495
Goodwill acquired	—	1,018	1,018
Effect of currency translation adjustment	(64)	64	—
Balance as of December 31, 2019	$26,169	$12,344	$38,513

Intangible Assets, Net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	December 31, 2019
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$8,935	$3,561	$—	$5,374
Polymed customer list	1,593	1,164	—	429
Polymed technology	3,712	1,297	—	2,415
Product rights	530	360	170	—
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Effect of currency translation adjustment	(424)	—	—	(424)
Total intangibles, net	$15,074	$6,382	$170	$8,522

	December 31, 2018
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$8,935	$2,060	$—	$6,875
Polymed customer list	1,593	938	—	655
Polymed technology	3,712	999	—	2,713
Product rights	530	263	—	267
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	1,026	—	298	728
Effect of currency translation adjustment	(390)	—	—	(390)
Total intangibles, net	$15,406	$4,260	$298	$10,848

As of December 31, 2019, licenses at cost include an Orascovery license of $0.4 million and licenses purchased from Gland Pharma Ltd (“Gland”) of $4.5 million, and a license purchased from MAIA Pharmaceuticals, Inc. (“MAIA”) for $4.0 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase. The license purchased from MAIA is being amortized over a period of 7 years, the remaining life of the license agreement at the time of purchase.

The remaining intangible assets were acquired in connection with the acquisitions of Athenex Pharma Solutions (“APS” or “Athenex Pharma Solutions”) (formerly known as QuaDPharma), Polymed Therapeutics, Inc. (“Polymed”), Comprehensive Drug Enterprises (“CDE”). Intangible assets are amortized using the straight-line method over their useful lives. The APS customer list is amortized on a straight-line basis over 7 years. The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. The CDE in-process research and development (“IPR&D”), will not be amortized until the related projects are completed. IPR&D is tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). During the year ended December 31, 2019, the Company determined that its product rights, initially acquired as IPR&D in connection with the acquisition of CDE, was impaired due to a lack of forecasted sales and therefore, the related balance of $0.2 million was written-off as impaired and is included within research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019. During each of the years ended December 31, 2018 and 2017, the Company abandoned projects within IPR&D and therefore, the related balances of $0.3 million and $0.1 million, respectively, were written-off as impaired and were included within research and development expenses in the consolidated statement of operations and comprehensive loss. The weighted-average useful life for all intangible assets was 7.7 years as of December 31, 2019.

The Company recorded $1.9 million, $1.6 million, and $1.6 million of amortization expense for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company expects amortization expense related to its finite-lived intangible assets for the next 5 years and thereafter to be as follows as of December 31, 2019 (in thousands):

Year ending December 31:	Estimated Amortization Expense
2020	$2,138
2021	1,782
2022	1,011
2023	982
2024	941
Thereafter	1,364
$8,218

6.	fair value measurements

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the years ended December 31, 2019, 2018, or 2017.

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2019 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$5,460	$5,460	$—	$—
Short-term investments - certificates of deposit	15,110	—	15,110	—
Short-term investments - commercial paper	51,017	—	51,017	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	10,054	—	10,054	—
Short-term investments - commercial paper	22,835	—	22,835	—
Available-for-sale investment	250	250	—	—
Total assets	$104,726	$5,710	$99,016	$—

	Fair Value Measurements at December 31, 2018 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$25	$25	$—	$—
Short-term investments - commercial paper	5,396	—	5,396	—
Financial assets included within short-term investments
Short-term investments - commercial paper	36,544	—	36,544	—
Short-term investments - corporate notes	16,699	—	16,699	—
Short-term investments - U.S. government bonds	3,998	—	3,998	—
Available-for-sale investment	388	388	—	—
Total assets	$63,050	$413	$62,637	$—

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

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange. As of December 31, 2019 and 2018, the Company’s investment in PharmaEssentia is valued at the reported closing price. This investment is classified as a level 1 investment and is recorded as an available-for-sale investment within short-term investments on the Company’s consolidated balance sheet.

7.	AcquisitionS

CIDAL

On June 27, 2019, the Company entered into a definitive asset purchase agreement (“the APA”) with CIDAL Limited, a British Virgin Islands company limited by shares, and several of its affiliates (“CIDAL”). CIDAL operates as a contract research organization with headquarters in Guatemala and operations in various countries in Latin America. Pursuant to the terms of the APA, the Company acquired certain assets of CIDAL in exchange issuing milestone payments of an aggregate of 67,796 shares of the Company’s common stock upon the achievement of certain developmental and regulatory events through the third quarter of 2021. The transactions contemplated by the asset purchase agreement closed on October 31, 2019. The Company believes the acquisition strategically strengthens the Company’s clinical research and operations capabilities and further supports its clinical development worldwide. The Company accounted for the asset purchase using the acquisition method of accounting and accordingly, the identifiable assets acquired and liabilities assumed were recorded based upon management’s estimates of current fair values as of the acquisition date. The purchase price reflected contingent equity consideration associated with this transaction. The Company received net cash of $0.9 million, acquired property and equipment of less than $0.1 million, assumed liabilities of $1.1 million, and recorded goodwill of approximately $1.0 million in the Oncology Innovation Platform, as well as contingent equity consideration associated with the transaction of $0.8 million.

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

The Company has consolidated the financial statements of Axis into its consolidated financial statements as of and for the years ended December 31, 2019 and 2018 using the voting interest model. The nonmonetary exchange of 45% of the shares of Axis for the IPR&D from XLifeSc has been accounted for as an asset acquisition that does not constitute a business under ASC 805. Therefore, the acquisition of IPR&D was expensed as research and development expense at its fair value. The Company determined that the fair value of the equity issued to XLifeSc was $24.5 million for the IPR&D, considering the $30.0 million contribution made by the Company for its 55% ownership interest and the arms-length nature of the transaction. Accordingly, the Company recorded an expense of $24.5 million within research and development expenses on its consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.

On September 27, 2019, the Company executed a sponsorship agreement whereby Athenex will sponsor and conduct all Investigation New Drug applications with the U.S. FDA arising from the TCR-T platform. Axis will pay a fee to the Company for these services and will reimburse Athenex for all costs incurred in connection with the work performed. For the year ended December 31, 2019, the Company charged Axis $1.2 million for these expenses. This amount is included within research and development expenses. The minority interests’ portion of these expenses is recorded within net loss attributable to non-controlling interests on the Company’s consolidated statements of operations and comprehensive loss.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accrued wages and benefits	$7,541	$5,061
Accrued clinical expenses	2,510	2,653
Accrued operating expenses	1,885	8,128
Deferred revenue	218	190
Accrued R&D licensing fees	384	4,827
Accrued inventory purchases	7,194	—
Accrued tax withholdings	187	—
Accrued selling fees and rebates	1,577	423
Accrued construction costs	22,811	16,436
Total accrued expenses	$44,307	$37,718

The accrued construction costs relate to the building of the manufacturing facility in Dunkirk, NY (Note 12 – Business and Economic Collaborative Agreements), and $22.6 million are expected to be funded by New York State, of this amount, $7.8 million has been received, and the remaining $14.8 million is recorded within prepaid expenses and other current assets on the Company’s consolidated balance sheet as of December 31, 2019.

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

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its net U.S. deferred income tax liabilities at December 31, 2017. The Company has reduced its income tax expense from continuing operations by approximately $34.1 million due to the revaluation of U.S. deferred tax liabilities, offset by an increase in the valuation allowance. The valuation allowance for deferred tax assets increased by $32.3 million for the year ended December 31, 2019 and increased by $28.1 million for the year ended December 31, 2018.  The change in the valuation allowance was due to an increase of deferred tax assets mainly for additional net operating losses and tax credit carryforwards. The Company has provided a full valuation allowance against its deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future.

The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The one-time transition tax is based on the Company’s total post-1986 earnings and profits for which it has previously deferred from U.S. income taxes. The Company did not record amounts in income tax expense for the transition tax as it has accumulated losses in its foreign subsidiaries, and thus was not subject to the transition tax.

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

The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect to be impacted by this tax based on annual gross receipts threshold for 2018.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2018.

The Company recorded an income tax expense of $0.9 million during the year ended December 31, 2019 and an income tax expense of $0.1 million during each of the years ended December 31, 2018 and 2017. The current and prior year income tax expense is attributable to foreign withholding taxes. The Company and its other subsidiaries were in a cumulative loss position as of December 31, 2019.

The components of loss before income tax expense consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(109,769)	$(95,479)	$(125,770)
Foreign	(14,836)	(33,132)	(5,541)
	$(124,605)	$(128,611)	$(131,311)

The components of the income tax expense consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$64
State	23	27	(92)
Foreign	419	455	440
	442	482	412
Deferred:
Federal	(26,878)	(26,260)	(3,222)
State	(2,567)	(293)	5,799
Foreign	(2,411)	(1,863)	(874)
	(31,856)	(28,416)	1,703
Change in valuation allowance	32,342	28,034	(2,030)
	$928	$100	$85

The income tax expense differs from the federal statutory rate due to the following:

	Year Ended December 31,
	2019	2018	2017
Statutory rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	2.0	0.2	(4.3)
Foreign rate differential	0.1	(0.3)	(0.6)
Federal income tax rate change	—	—	(25.9)
Valuation allowance	(25.9)	(21.6)	1.5
Other	2.1	0.6	(4.8)
	(0.7)%	(0.1)%	(0.1)%

Net deferred income tax assets consist of the following (in thousands):

	December 31,
	2019	2018
Intangible assets	$11,348	$10,273
Property and equipment	77	238
Stock-based compensation	9,551	7,508
Net operating loss carryforwards	81,630	60,362
Tax credit carryforwards	9,191	5,341
Research and development deduction	1,493	-
Reserves and accruals	8,377	6,141
Gross deferred income tax assets	121,667	89,863
Less: valuation allowance	(120,805)	(88,455)
Net deferred income tax assets	862	1,408
Intangible assets	(862)	(922)
Gross deferred income tax liabilities	(862)	(922)
Net deferred income tax assets	$—	$486

As of December 31, 2019, there exists $340.7 million federal net operating losses and $74.2 million of state net operating losses, respectively. Of the federal net operating losses, $184.8 million expire beginning in 2027 and $155.9 million have an indefinite life. In addition, there exists $28.5 million of foreign net operating losses as of December 31, 2019 which may be carried forward indefinitely.

The Company considers whether any positions taken on the Company’s income tax returns would be considered uncertain tax positions that may require the recognition of a liability. The Company has concluded that there are no material uncertain tax positions as of December 31, 2019, 2018, and 2017. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income benefit in the consolidated statement of operations and comprehensive loss. There were no amounts recognized for interest and penalties related to unrecognized tax benefits during the years ended December 31, 2019, 2018, and 2017. The income tax returns for the taxable years 2013 to 2018 in the U.S., China, and Hong Kong remain open and subject to income tax audits.

Provision has not been made for U.S. taxes on undistributed earnings of foreign subsidiaries. Those earnings, if any, have been and will continue to be indefinitely reinvested.

Under the provisions of Section 382 of the Internal Revenue Code (“IRC”), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. Changes in ownership of our common stock could result in limitations on net operating loss carryforwards.

10.	debt AND LEASE OBLIGATIONS

Debt

The Company’s debt as of December 31, 2019 and 2018, consists of the following (in thousands):

	December 31,
	2019	2018
Current portion of mortgage	$686	$779
Current portion of finance and capital lease obligations	194	182
Current portion of operating lease obligations	3,010	—
Long-term portion of finance and capital lease obligations	227	422
Long-term portion of operating lease obligations	7,620	—
Chongqing Maliu credit agreement	5,731	—
Senior secured loan, net of debt discount and financing fees of $3,592 and $4,619, respectively	46,408	45,381
Total	$63,876	$46,764

The mortgage payments, assumed in connection with the acquisition of CDE, extend through December 31, 2020.

During 2018, Perceptive issued a senior secured loan to the Company with a principal value of $50.0 million and a maturity date of June 30, 2023. The loan bears interest at a floating per annum rate equal to LIBOR (with a floor of 2.0%) plus 9.0%. The Company is required to make monthly interest-only payments with a bullet payment of the principal at maturity. Provided that, in the event LIBOR can no longer be determined, the parties shall mutually establish an alternative rate of interest and until such time that rate is agreed, the reference rate for purposes of the loan shall be the Wall Street Journal Prime Rate.

During the first quarter of 2019, the Company was issued an unsecured, subordinated bank loan from China Merchants Bank to fund operations in China. This loan had a principal value of $0.7 million, a maturity date of December 11, 2019, and bore interest at a fixed rate of 5.7% annually. The loan was paid in full as of December 31, 2019.

During the second quarter of 2019, the Company entered into a credit agreement which amended the existing partnership agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), for a Renminbi ¥50.0 million (USD $7.2 million at December 31, 2019) line of credit to be used for the construction of the new active pharmaceutical ingredient (“API”) plant in China. The Company is required to repay the principal amount with accrued interest within three years after the plant receives the U.S. Current Good Manufacturing Practices (“cGMP”) certification, with 20% of the total loan with accrued interest is due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount, which is expected to approximate 4.75% annually. If the Company fails to obtain the cGMP certification within three years upon the acceptance of the plant, it shall return all renovation costs with the accrued interest to CQ in a single transaction within the first ten business days. As of December 31, 2019, the balance due to CQ was $5.7 million.

Lease Obligations

As described in Note 2- Summary of Significant Accounting Policies, on January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) on a modified retrospective basis and did not restate comparative periods as permitted under the transition guidance.

The Company has operating leases for office and manufacturing facilities in several locations in the U.S., Asia, and Latin America, and has three finance leases for manufacturing equipment used in its facilities near Buffalo, NY (See Note 19 – Commitments and Contingencies). The components of lease expense are as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$3,162
Finance lease cost:
Amortization of assets	81
Interest on lease liabilities	31
Total net lease cost	$3,274

The Company has elected to exclude short-term leases from its operating lease ROU assets and lease liabilities. Lease costs for short-term leases were not material to the financial statements for the year ended December 31, 2019. Variable lease costs for the year ended December 31, 2019 were not material to the financial statements.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

December 31, 2019
Finance leases:
Property and equipment, at cost	$688
Accumulated amortization, net	(109)
Property and equipment, net	$579

Current obligations of finance leases	$194
Long-term portion of finance leases	227
Total finance lease obligations	$421

Weighted average remaining lease term (in years):
Operating leases	5.21
Finance leases	2.11

Weighted average discount rate:
Operating leases	12.9%
Finance leases	5.9%

Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amount included in the measurements of lease liabilities:
Operating cash flows from operating leases	$3,374
Operating cash flows from finance leases	31
Financing cash flows from finance leases	183

ROU assets recognized in exchange for new operating lease obligations	$1,305

Future minimum payments and maturities of leases is as follows (in thousands):

Year ending December 31:	Operating Leases	Finance Leases
2020	$3,229	$214
2021	2,843	214
2022	2,623	21
2023	2,096	—
2024	2,002	—
Thereafter	1,950	—
Total lease payments	14,743	449
Less: Imputed interest	(4,113)	(28)
Total lease obligations	10,630	421
Less: Current obligations	(3,010)	(194)
Long-term lease obligations	$7,620	$227

Pursuant to the public-private partnership agreements with the State of New York and CQ, the Company will rent the manufacturing facilities from the government with favorable terms. As of December 31, 2019, construction of API plant was complete. However, the lease terms had not started, both facilities were not yet operational, and no lease costs occurred in 2019. (See Note 12 – Business and Economic Collaborative Agreements and Note 19 – Commitments and Contingencies)

The Company exercises judgment in determining the discount rate used to measure the lease liabilities. When rates are not implicit within an operating lease, the Company uses its incremental borrowing rate as its discount rate, which is based on yield trends in the biotechnology and healthcare industry and debt instruments held by the Company with stated interest rates. The Company re-assesses its incremental borrowing rate when new leases arise, or existing leases are modified.

11.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2019, 2018, and 2017, the Company entered into transactions with individuals and other companies that have financial interests in the Company. Related party transactions included the following:

a.

In 2015, CDE signed an agreement with Avalon BioMedical (Management) Limited and its subsidiaries (“Avalon”) under which Avalon would receive certain administrative services and would occupy space at CDE’s research location. Avalon would reimburse CDE for these administrative services as incurred and pay CDE a percentage of the total rent payment based on its staff headcount occupying the Hong Kong research and development facility (See Note 19—Commitments and Contingencies). Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of December 31, 2019 and 2018, Avalon held 786,061 shares of the Company’s common stock, which represented approximately 1% of the Company’s total issued shares for both periods. Balances due from Avalon recorded on the consolidated balance sheets were not significant.

In June 2018, the Company entered into two in-licensing agreements with Avalon wherein the Company obtained certain intellectual property (“IP”) from Avalon to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees, future milestone payments, and sales-based royalties. During the year ended December 31, 2018, the Company recorded $5.5 million of upfront fees, consisting of $3.5 million in cash and $2.0 million in equity, as research and development expense on its 2018 consolidated statement of operations and comprehensive loss.  During the year ended December 31, 2018, 107,181 shares of common stock were issued to Avalon at a price of $18.66 per share, the closing price of the stock on the date the agreement was executed, in connection with the license agreements. During the year ended December 31, 2019, the Company recorded a $1.0 million milestone fee paid to Avalon, as research and development expenses on its consolidated statement of operations and comprehensive loss.

In June 2019, the Company entered into an agreement whereby Avalon will hold a 90% ownership interest and the Company will hold a 10% ownership interest of the newly formed entity under the name Nuwagen Limited (“Nuwagen”), incorporated under the laws of Hong Kong. Nuwagen is principally engaged in the development and commercialization of herbal medicine products for metabolic, endocrine, and other related indications. The Company will contribute nonmonetary assets in exchange for the 10% ownership interest. As of December 31, 2019, the transaction has not closed.

b.

The Company earns licensing revenue from PharmaEssentia, an entity in which the Company has an investment classified as available-for-sale (see Note 6 —Fair Value Measurements). Funds paid to or received from PharmaEssentia under the license and cost-sharing agreements amounted to $0.4 million paid, $2.3 million received, and $0.5 million received, for each of the years ended December 31, 2019, 2018, and 2017, respectively.

c.

The Company receives certain clinical development services from ZenRx Limited and its subsidiaries (“ZenRx”), a company for which one of our executive officers serves on the board of directors. In connection with such services, the Company made payments to ZenRx of $2.7 million, $0.3 million, and $0.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. In April 2013, the Company entered into a license agreement with ZenRx pursuant to which the Company granted an exclusive, sublicensable license to use certain of the Company’s IP to develop and commercialize oral irinotecan and encequidar, and oral paclitaxel and encequidar in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound, but only for use in oral irinotecan and encequidar and oral paclitaxel and encequidar. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement. No revenue was earned from this license agreement in the periods presented in these consolidated financial statements.

d.

The Company received consulting services from RSJ Consulting LLC (“RSJ”), a limited liability company for which one of our executive officers serves as the principal. Services incurred from RSJ amounted to $0 for the years ended December 31, 2019 and 2018, and $0.1 million for the year ended December 31, 2017, respectively.

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

12.	Business and Economic collaborative agreements

New York State

On May 1, 2015, the Company executed an agreement for a medical technology research, development, innovation, and commercialization alliance with Fort Schuyler Management Corporation (“FSMC”), a not-for-profit corporation existing under the laws of the State of New York (the “State”). Under the agreement, FSMC agreed to pay up to $25.0 million for the construction of our North American headquarters and formulation lab and equipment in Buffalo, New York. The Company moved into the North American Headquarters in October 2015 and is sub-leasing the space from FSMC for a 10-year term, with an option to extend the term for an additional 10 years.

The Company, through its partnership with FSMC, Empire State Development (“ESD”), and The State University of New York (“SUNY”) Polytechnic, was to complete the construction of an ISO Class 5 high potency oral and sterile injectable pharmaceutical manufacturing facility in Dunkirk, New York. This manufacturing facility, which was originally planned to be 320,000 square feet, has been expanded to approximately 409,000 square feet to meet the required needs of the Company and within the terms of the September 2017 agreement. On September 4, 2017, the Company entered into a Grant Disbursement Agreement whereby the State agreed to grant up to approximately $208.0 million, which includes approximately $8.0 million in additional funds available from the previous $25.0 million ESD Grant for the Company’s corporate offices, to fund the construction of the new pharmaceutical manufacturing facility. If construction costs exceed $208.0 million, the Company is responsible for funding those construction costs. The Company is also responsible for the costs of furnishing the facility.  The Company is entitled to lease the facility and all equipment purchased with grant funds at a rate of $1.00 per year for an initial 10-year term, and for the same rate if the Company elects to extend the lease for an additional 10-year term. In exchange, the Company committed to spending $1.52 billion on operational expenses in the facility in its first 10-year term, and an additional $1.50 billion on operational expenses if the Company elects to extend the lease for a second 10-year term. The State will hold ownership of the manufacturing and office facilities. Construction of these facilities has begun and is expected to be completed in 2021.

Chongqing Government Department of Economic Development

In October 2015, the Company completed and executed an agreement with the Banan District in Chongqing, China (“CQ”) to construct a cGMP API manufacturing plant of approximately 440,000 square feet and a GMP pharmaceutical manufacturing plant of approximately 510,000 square feet on Banan sites identified and selected by the Company’s management. Under the terms of the agreement, Banan will provide the funding for the land and construction of the manufacturing plants according to Athenex specifications and the Company will equip the plant. This agreement allows the Company to expand its existing high potency oncology active pharmaceutical ingredient manufacturing capacity as well as its drug manufacturing capacity in China. The Company does not have significant construction period risks and the Banan District will fund the construction costs and hold ownership of the facilities. Pursuant to the agreement, the Company is committed to a registration capital requirement of no less than $30.0 million, which can be used as working capital in the course of the business. As of December 31, 2019, the Company had contributed a total of $9.5 million registration capital to its subsidiary set up under the agreement. The land and buildings will be owned by CQ, and we will lease the facilities, rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if we are profitable, we will pay a monthly rent of 5 RMB per square meter of space occupied. In addition, the Company is responsible for the costs of all equipment and technology for the facilities.  Construction on the new API plant has been completed. However, as a result of delays attributable to the outbreak of Coronavirus, we expect to commence operations at our new API facility in Chongqing in the second half of 2020.

In connection with these arrangements with FSMC and the Banan District we have committed to certain operational milestones. If we are unable to comply with such, we may lose access to these properties.

13.	STOCK-Based Compensation

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

Stock Options

The total fair value of stock options vested and recorded as compensation expense during the year ended December 31, 2019, 2018, and 2017 was $7.9 million, $9.8 million, and $8.0 million, respectively. As of December 31, 2019, $14.9 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.7 Years. The total intrinsic value of options exercised was approximately $2.7 million and $6.7 million for the years ended December 31, 2019 and 2018, respectively.

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

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,687,650	$8.51	6.87	$44,688
Granted	875,000	13.14	—
Exercised	(331,779)	5.86	—
Forfeited	(165,488)	13.95	—
Expired	(148,447)	8.51	—
Outstanding at December 31, 2019	10,916,936	$8.88	5.68	$69,785
Vested and exercisable at December 31, 2019	8,292,953	$7.19	4.90	$67,012

The Company determines the fair value of stock option awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding a number of highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes option pricing model during the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	$8.06	$9.80	$7.01
Expected dividend yield	—%	—%	—%
Expected stock price volatility	64%	59%	66%
Risk-free interest rate	2.60%	2.61%	1.74%
Expected life of options (in years)	6.3	6.1	6.2

Restricted Stock Awards

During the year ended December 31, 2019, the Company granted 92,723 restricted stock awards to employees in lieu of a cash bonus. Stock-based compensation related to this stock award amounted to $1.1 million for the year ended December 31, 2019.

The Company granted 131,000 restricted stock awards to employees during the year ended December 31, 2019. Stock-based compensation related to the restricted stock awards amounted to $0.6 million for the year ended December 31, 2019. As of December 31, 2019, $1.5 million of unrecognized cost related to non-vested restricted stock awards were expected to be recognized over a weighted-average period of approximately 0.5 years.

Employee Stock Purchase Plan

The ESPP is available to eligible employees (as defined in the plan document). Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading or the last trading day of the offering period. The current offering period extends from December 1, 2019 to May 31, 2020. The Company expects to offer six-month offering periods after the current period. The 2017 Plans reserved 1,000,000 shares of common stock for issuance under the ESPP. Stock-based compensation related to the ESPP amounted to $0.3 million for the year ended December 31, 2019, $0.2 million for the year ended December 31, 2018, and $0 for all preceding periods. The Company issued 60,825 and 41,733 shares of common stock to participants during the years ended December 31, 2019 and 2018, respectively.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options	$7,887	$9,786	$8,031
Restricted stock expense	566	1,008	2,160
Stock awarded to directors and officers	1,105	—	4,400
Employee stock purchase plan	327	217	—
Total stock-based compensation expense	$9,885	$11,011	$14,591
Cost of sales	$248	$228	$137
Research and development expenses	3,251	2,621	2,030
Selling, general, and administrative expenses	6,386	8,162	12,424
Total stock-based compensation expense	$9,885	$11,011	$14,591

14.	NET LOSS PER SHARE ATTRIBUTABLE TO ATHENEX, INC. COMMON STOCKHOLDERS

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

The following weighted average outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable Athenex, Inc. to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Stock options and other common stock equivalents	10,814,635	10,480,084	9,534,658
Unvested restricted common shares	45,581	113,260	393,408
Total potential dilutive common shares	10,860,216	10,593,344	9,928,066

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components and changes of accumulated other comprehensive loss, net of related income tax effects, are as follows (in thousands):

Balance as of January 1, 2017	$(1,304)
Foreign currency translation adjustment	1,184
Unrealized loss on investment	(26)
Balance as of December 31, 2017	(146)
Foreign currency translation adjustment	(525)
Unrealized loss on investment	15
Balance as of December 31, 2018	(656)
Foreign currency translation adjustment	118
Unrealized gain on investment	(97)
Balance as of December 31, 2019	$(635)

16.	BUSINESS SEGMENT, GEOGRAPHIC, AND CONCENTRATION RISK INFORMATION

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

Oncology Innovation Platform— This operating segment performs research and development on certain of the Company’s proprietary drugs, from the preclinical development of its chemical compounds, to the execution and analysis of its several clinical trials. It focuses specifically on Orascovery and Src Kinase Inhibition research platforms, and TCR-T Immunotherapy and Arginine Deprivation Therapy. This segment operates in the United States, Taiwan, Hong Kong, mainland China, the United Kingdom, and Latin America.

Global Supply Chain Platform— This operating segment includes APS and Polymed. APS is a contract manufacturing company that provides small to mid-scale cGMP manufacturing of clinical and commercial products for pharmaceutical and biotech companies and for use as internal supplies to the clinical studies and commercial development of the Company’s proprietary drugs. APS also performs microbiological and analytical testing for raw material and formulated products and has expanded to manufacture and sell pharmaceutical products under Section 503B of the Compounding Quality Act within the Federal Food, Drug & Cosmetic Act (“FDCA”). Polymed markets and sells API in North America, Europe, and Asia from its locations in Texas and China. Polymed also develops new compounds and processing techniques, and recently completed construction of a new API manufacturing facility in Chongqing, China (see Note 12—Business and Economic Collaborative Agreements). However, as a result of the Coronavirus outbreak, the 440,000-square-foot facility is expected to commence operations in the second half of 2020. The Company has an existing API manufacturing facility in Chongqing, China, where operations are currently suspended.

Commercial Platform— This operating segment includes APD, which focuses on the manufacturing, distribution, and sales of specialty pharmaceuticals. This segment provides services and products to external customers based mainly in the United States.

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

Segment information is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total revenue:
Oncology Innovation Platform	$20,562	$32,776	$1,411
Global Supply Chain Platform	33,970	31,274	28,427
Commercial Platform	50,427	30,426	17,218
Total revenue for reportable segments	104,959	94,476	47,056
Intersegment revenue	(3,730)	(5,376)	(9,013)
Total consolidated revenue	$101,229	$89,100	$38,043

Intersegment revenue eliminated in the above table reflects sales from the Global Supply Chain Platform to the Oncology Innovation Platform.

	Year Ended December 31,
	2019	2018	2017
Total revenue by product group:
API sales	$12,733	$17,952	$15,351
Medical device sales	—	2,344	1,747
Contract manufacturing revenue	391	458	1,360
Commercial product sales	67,411	35,640	17,648
License fees	20,100	32,000	750
Consulting	396	387	355
Grant revenue	198	319	832
Total consolidated revenue	$101,229	$89,100	$38,043

Intersegment revenue is recorded by the selling segment when it is realized or realizable and all revenue recognition criteria are met. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger.

	Year Ended December 31,
	2019	2018	2017
Net loss attributable to Athenex, Inc.:
Oncology Innovation Platform	$(100,919)	$(89,912)	$(108,563)
Global Supply Chain Platform	(8,575)	(16,858)	(7,179)
Commercial Platform	(14,255)	(10,670)	(15,428)
Total consolidated net loss attributable to Athenex, Inc.	$(123,749)	$(117,440)	$(131,170)

	Year Ended December 31,
	2019	2018	2017
Total depreciation and amortization
Oncology Innovation Platform	$762	$690	$482
Global Supply Chain Platform	1,489	1,603	2,272
Commercial Platform	1,566	976	919
Total consolidated depreciation and amortization	$3,817	$3,269	$3,673

	December 31,
	2019	2018
Total assets:
Oncology Innovation Platform	$194,183	$135,878
Global Supply Chain Platform	63,598	58,816
Commercial Platform	52,151	36,401
Total assets	$309,932	$231,095

	Year Ended December 31,
	2019	2018	2017
Total revenue
United States	$67,794	$37,904	$19,933
Spain	20,000	30,000	—
Austria	4,422	9,569	3,962
India	3,066	3,457	8,479
China	2,105	4,416	2,803
United Kingdom	1,023	—	—
Taiwan	—	—	500
Other foreign countries	2,819	3,754	2,366
Total consolidated revenue	$101,229	$89,100	$38,043

	December 31,
	2019	2018
Total property and equipment, net:
United States	$11,486	$6,549
China	11,667	4,898
Total property and equipment, net	$23,153	$11,447

Customer revenue and accounts receivable concentration amounted to the following for the identified periods:

	Year Ended December 31,
	2019	2018	2017
Percentage of total revenue by customer:
Customer A	20%	34%	—
Customer B	16%	12%	15%
Customer C	15%	9%	6%
Customer D	14%	9%	7%
Customer E	4%	4%	19%

	December 31,
	2019	2018
Percentage of total accounts receivable by customer:
Customer A	45%	18%
Customer B	31%	16%
Customer C	10%	—
Customer D	—	12%

17.Revenue Recognition

The Company records revenue in accordance with ASC, Topic 606 “Revenue from Contracts with Customers.” Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Below is a description of principal activities – separated by reportable segments – from which the Company generates its revenue (See Note 16 – Business Segment, Geographic, and Concentration Risk Information).

1. Oncology Innovation Platform

The Company out-licenses certain of its IP to other pharmaceutical companies in specific territories that allow the customer to use, develop, commercialize, or otherwise exploit the licensed IP. In accordance with Topic 606, the Company analyzes the contracts to identify its performance obligations within the contract. Most of the Company’s out-license arrangements contain multiple performance obligations and variable pricing. After the performance obligations are identified, the Company determines the transaction price, which generally includes upfront fees, milestone payments related to the achievement of developmental, regulatory, or commercial goals, and royalty payments on net sales of licensed products. The Company considers whether the transaction price is fixed or variable, and whether such is subject to return. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If any portion of the transaction price is constrained, it is excluded from the transaction price until the constraint no longer exists. The Company then allocates the transaction price to the performance obligation to which the consideration is related. Where a portion of the transaction price is received and allocated to continuing performance obligations under the terms of the arrangement, it is recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP.  The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. The Company recognized revenue allocated to the licensed IP performance obligation upon transfer of the license of $0.1 million and $30.0 million for the years ended December 31, 2019 and 2018, respectively.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint, and adjusts its estimate of the transaction price as appropriate.  To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price.  The Company recognized revenue allocated to development performance obligations upon transfer to the customer of $20.0 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively.

Certain out-license agreements include performance obligations to manufacture and provide drug product in the future for commercial sale when the licensed product is approved. For the commercial, sales-based royalties, the consideration is predominantly related to the licensed IP and is contingent on the customer’s subsequent sales to another commercial customer. Consequently, the sales- or usage-based royalty exception would apply. Revenue will be recognized for the commercial, sales-based milestones as the underlying sales occur.

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation.  The Company did not use any other significant judgments related to out-licensing revenue during the years ended December 31, 2019 and 2018.

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

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of December 31, 2019 and 2018, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $14.4 million and $13.1 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $87.2 million, $36.5 million, and $10.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer (in thousands).

	For the Year Ended December 31, 2019
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$17,367	$50,427	$67,794
Spain	20,000	—	—	20,000
Austria	—	4,422	—	4,422
India	—	3,066	—	3,066
China	562	1,543	—	2,105
United Kingdom	—	1,023	—	1,023
Other Foreign Countries	—	2,819	—	2,819
Total Revenue	$20,562	$30,240	$50,427	$101,229

	For the Year Ended December 31, 2018
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$7,478	$30,426	$37,904
Spain	30,000	—	—	30,000
Austria	—	9,569	—	9,569
China	2,776	1,640	—	4,416
India	—	3,457	—	3,457
Other Foreign Countries	—	3,754	—	3,754
Total Revenue	$32,776	$25,898	$30,426	$89,100

	For the Year Ended December 31, 2017
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$2,715	$17,218	$19,933
India	—	8,479	—	8,479
Austria	—	3,962	—	3,962
China	911	1,892	—	2,803
Taiwan	500	—	—	500
Other Foreign Countries	—	2,366	—	2,366
Total Revenue	$1,411	$19,414	$17,218	$38,043

The Company also disaggregates its revenue by product group which can be found in Note 16 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers. The Company has not recorded any contract assets from contracts with customers (in thousands).

	December 31,
	2019	2018
Accounts receivable, gross	$31,207	$26,061
Chargebacks and other deductions	(14,394)	(13,101)
Allowance for doubtful accounts	(124)	(9)
Accounts receivable, net	$16,689	$12,951
Deferred revenue	218	190
Total contract liabilities	$218	$190

The following tables illustrate accounts receivable by reportable segments (in thousands).

	December 31, 2019
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$49	$1,522	$29,636	$31,207
Chargebacks and other deductions	—	(1)	(14,393)	(14,394)
Allowance for doubtful accounts	—	(114)	(10)	(124)
Accounts receivable, net	$49	$1,407	$15,233	$16,689

	December 31, 2018
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$—	$7,814	$18,247	$26,061
Chargebacks and other deductions	—	—	(13,101)	(13,101)
Allowance for doubtful accounts	—	(9)	—	(9)
Accounts receivable, net	$—	$7,805	$5,146	$12,951

As of December 31, 2019, $0.2 million of the deferred revenue balance relates to customer deposits made by customers of the Global Supply Chain Platform and is included within accrued expenses on the consolidated balance sheet. Upon delivery of certain drug product, the Company will recognize revenue of $0.2 million. Other amounts included within the deferred revenue balance are not material to the consolidated financial statements.

As of December 31, 2018, the $0.2 million contract liability related to customer deposits made by customers of the Global Supply Chain Platform. The Company satisfied its performance obligations allocated to these contract liabilities during the year ended December 31, 2019

There were no other material changes to contract balances during the year ended December 31, 2019.

During December 2019, the Company entered into an agreement to out-license three of its proprietary products and to grant an option, excercisable by the licensee, to license two additional product canididates on separately negotiated terms, under which the Company is entitled to receive an initial payment, regulatory and commercial milestone payments, and sales-based royalty payments. The Company determined that the contract included a distinct performance obligation to deliver a license of functional IP with the regulatory data necessary for the licensee to benefit from its right to use the IP. The Company is not required to provide any additional goods or services under the agreement. The Company determined that the initial payment is fixed consideration and the regulatory and commercial milestone payments and sales-based royalty payments are variable consideration; the regulatory milestone payments will be constrained until the Company determines that it is probable that the milestones will occur. The licensed IP is considered functional and therefore, the Company will recognize revenue at a point-in-time, when such performance obligation is satisfied. Revenue from the regulatory milestones will be recognized when the constraint on the related variable consideration is alleviated. As of December 31, 2019, the Company had not yet satisfied its performance obligation to deliver the licensed IP with the necessary regulatory data and therefore, no revenue was recorded under this contract during 2019.

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

The Company applies the optional exemption in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations related to the license of IP. This practical expedient is applied because the out-licensing agreements include sales-based royalties in exchange for the license of IP accounted for in accordance with Topic 606 and there is significant uncertainty surrounding the future variable consideration that could be received.

18.	Selected quarterly financial data (unaudited)

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

	Fiscal 2019 Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product sales	$25,163	$22,033	$19,237	$14,102
License and other revenue	144	164	127	20,259
Total revenue	25,307	22,197	19,364	34,361
Costs and operating expenses:
Costs of sales	19,902	16,942	17,071	15,704
Research and development expenses(2)	24,475	18,507	19,588	21,823
Selling, general, and administrative expenses	15,188	17,169	16,283	18,109
Total costs and operating expenses	59,565	52,618	52,942	55,636
Operating loss	(34,258)	(30,421)	(33,578)	(21,275)
Net loss	(36,230)	(32,105)	(34,787)	(22,411)
Less: net loss attributable to non-controlling interests	(997)	(74)	(29)	(684)
Net loss attributable to Athenex, Inc.	$(35,233)	$(32,031)	$(34,758)	$(21,727)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted	$(0.53)	$(0.44)	$(0.45)	$(0.28)

	Fiscal 2018 Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product sales	$12,605	$11,471	$13,309	$19,009
License and other revenue	25,231	94	5,119	2,262
Total revenue	37,836	11,565	18,428	21,271
Costs and operating expenses:
Costs of sales	11,326	9,443	11,965	14,271
Research and development expenses(2)	21,303	26,572	51,202	20,828
Selling, general, and administrative expenses	13,080	12,817	11,493	11,618
Total costs and operating expenses	45,709	48,832	74,660	46,717
Operating loss	(7,873)	(37,267)	(56,232)	(25,446)
Net loss	(7,339)	(36,950)	(57,260)	(27,162)
Less: net loss attributable to non-controlling interests	(41)	(91)	(11,090)	(49)
Net loss attributable to Athenex, Inc.	$(7,298)	$(36,859)	$(46,170)	$(27,113)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted	$(0.12)	$(0.58)	$(0.70)	$(0.41)

19.	commitments and contingencies

Rental and lease commitments

In August 2015, the Company entered into a lease agreement with FSMC to occupy a portion of the Conventus Center for Collaborative Medicine in Buffalo, NY. A deferred rent liability for this agreement of $1.7 million was recorded as of December 31, 2018. Total rent expense related to this location, recognized on a straight-line basis, was $1.0 million for the each of the years ended December 31, 2019, 2018, and 2017.

In July 2015, CDE entered into an agreement to lease facilities in Hong Kong. Under the rental agreement, CDE will make monthly payments of less than $0.1 million for three years beginning on July 1, 2015. Total rent expense related to this location, recognized on a straight-line basis, amounted to $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. The agreement expired in November 2019. In November 2019, CDE entered into an agreement to lease facilities in Hong Kong through November 2022. Rent expense is recognized on a straight-line basis and was not material to the financial statements for the year ended December 31, 2019.

In October 2016, the Company’s Commercial Platform entered into an agreement to lease office space in Chicago, IL. Under the lease agreement, the Company will make monthly payments based on an escalating scale over ten years. Total rent expense related to this location, recognized on a straight-line basis, amounted to $0.3 million, $0.3 million, and less than $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. A deferred rent liability for this agreement of $0.3 million was recorded as of December 31, 2018. In lieu of a security deposit, an irrevocable letter of credit was issued to the landlord in the amount of $0.3 million.

The Company leases its manufacturing and office facilities in Chongqing, China, where it produces API and performs research and development. Rent expense is recognized on a straight-line basis and amounted to $0.6 million for each of the years ended December 31, 2019, 2018, and 2017.

The Company entered into additional leases for lab space, warehouse facilities, and various equipment in, Houston, TX; Cranford, NJ; Taipei, Taiwan; Latin America; and Buffalo, NY, during 2018 and 2019 which expire at various times through 2026. Rent expense recognized for these operating leases was not material to the financial statements for the years ended December 31, 2019, 2018, and 2017.

Future minimum payments under the non-cancelable operating leases consists of the following as of December 31, 2019 (in thousands):

Year ending December 31:	Minimum payments
2020	$3,229
2021	2,843
2022	2,623
2023	2,096
2024	2,002
Thereafter	1,950
$14,743

Commitments under New York State and Chongqing Partnerships

Under its partnerships with New York State and CQ as described in Note 12 – Business and Economic Collaborative Arrangements, the Company is committed to contribute to the building of manufacturing facilities in Dunkirk, NY and Chongqing, China. Pursuant to the arrangement with New York State, the Company is committed to bear the costs of the construction of the facility in Dunkirk, NY in excess of approximately $208.0 million. The Company is entitled to lease the facility and all equipment at a rate of $1.00 per year for an initial 10-year term and for the same rate if elected to extend the lease for an additional 10-year term. The Company is responsible for all operating costs and expenses for the facility and is committed to spending $1.52 billion on operational expenses in the first 10-year term in the facility, and an additional $1.5 billion on operational expenses if elected to extend the lease for a second 10-year term. Pursuant to the arrangement with CQ, the Finance Bureau of Banan District of Chongqing is responsible for investing in the construction of the API and formulation plants, and completing renovation in accordance with U.S. GMP standards. The Company is able to lease the facility rent free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if the Company is profitable, it will pay a monthly rent of 5 RMB per square meter of space occupied or, it will have the option to purchase the land and building. If the Company does not purchase the land and building after 20 years at the price described above, it will have the option to lease the land and building with rental fee charged at market price of construction area. The Company is responsible for the costs of all equipment and technology for the facilities. Neither of these facilities in New York State and Chongqing, China were operational as of December 31, 2019 (see Note – 12 Business and Economic Collaborative Agreements).

Legal Proceedings

From time to time, the Company may become subject to other legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

20.	SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The spread of this virus has caused business disruption beginning in January 2020. The outbreak has temporarily delayed the Company’s planned operations of its new API Plant in Chongqing, China and may disrupt the supply of API for the Company’s clinical trials that are currently provided by its existing API plant also located in Chongqing, China. While the business disruption is currently expected to be temporary, there is uncertainty around the duration of these disruptions or the possibility of other effects on the business. The disruption may have a material adverse impact on the Company’s business, financial condition, and results of operations.

******

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2019. On October 31, 2019, we consummated the acquisition of certain assets and assumption of certain liabilities related to the contract research organization business of CIDAL, which subsequently became Cidal Limited. In reliance on interpretive guidance issued by the SEC staff, management excluded from its assessment of its system of internal control over financial reporting the operations associated with Cidal Limited, which constitute less than 1% of net assets, 1% of total assets, less than 1% of revenue, and 1% of net loss of the consolidated financial statement amounts as of and for the year ended  December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Athenex, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Athenex, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”) of the Company and our report dated March 2, 2020 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding a going concern uncertainty and the Company’s adoption of a new accounting standard.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cidal Limited, which was acquired on October 31, 2019, and whose financial statements constitute less than 1% of net assets, 1% of total assets, less than 1% of revenue, and 1% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Cidal Limited.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 2, 2020

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the sections captioned “Election of Directors,” “Executive Officers,” “Corporate Governance Matters,” “Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports” contained in our proxy statement related to the 2020 Annual Meeting of Stockholders (Proxy Statement) currently scheduled to be held on June 5, 2020, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

2. Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Activity in the following valuation and qualifying accounts consisted of the following (in thousands):

		Col. C - Additions
Col. A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts - Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
December 31, 2019
Allowance for doubtful accounts	$9	$488	(1)	$—		$(373)	(1)	$124
Allowance for chargebacks and other deductions	$13,101	$95,100	(2)	$—		$(93,807)	(2)	$14,394
Deferred tax asset valuation allowance	$88,455	$—		$32,350	(3)	$—		$120,805
December 31, 2018
Allowance for doubtful accounts	$84	$28	(1)	$—		$(103)	(1)	$9
Allowance for chargebacks and other deductions	$3,711	$36,102	(2)	$—		$(26,712)	(2)	$13,101
Deferred tax asset valuation allowance	$60,379	$—		$28,076	(3)	$—		$88,455
December 31, 2017
Allowance for doubtful accounts	$155	$662	(1)	$—		$(733)	(1)	$84
Allowance for chargebacks and other deductions	$—	$3,834	(2)	$—		$(123)	(2)	$3,711
Deferred tax asset valuation allowance	$62,308	$—		$(1,929)	(3)	$—		$60,379

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

Item 16. Form 10-K Summary.

None.

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of June 19, 2017.	Form 8-K	001-38112	3.1	June 22, 2017

3.2	Amended and Restated Bylaws of the Company, effective as of June 19, 2017.	Form 8-K	001-38112	3.2	June 22, 2017

4.1	Specimen Common Stock Certificate.	Form S-1	333-217928	4.1	May 12, 2017

4.2	Description of Securities	⸺	⸺	⸺	Filed herewith

10.1+	Form of Director and Officer Indemnification Agreement.	Form S-1	333-217928	10.1	May 12, 2017

10.2+	First Amended and Restated 2004 Common Unit Option Plan and Form of Unit Option Agreement.	Form S-1	333-217928	10.2	May 12, 2017

10.3+	First Amended and Restated 2007 Common Unit Option Plan and Form of Unit Option Agreement.	Form S-1	333-217928	10.3	May 12, 2017

10.4+	2013 Common Stock Option Plan and Form of Common Stock Option Agreement.	Form S-1	333-217928	10.4	May 12, 2017

10.5+	2017 Omnibus Incentive Plan and Form of Stock Option Award Agreement.	Form S-1/A	333-217928	10.5	June 2, 2017

10.6+	2017 Employee Stock Purchase Plan.	Form S-1/A	333-217928	10.6	June 2, 2017

10.7^	License Agreement by and between Hanmi Pharmaceutical Ltd. and Kinex Pharmaceuticals, LLC, effective as of December 16, 2011.	Form S-1	333-217928	10.7	May 12, 2017

10.7.1	First Amendment to License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Co., Ltd., effective as of November 9, 2012.	Form S-1	333-217928	10.7.1	May 12, 2017

10.7.2	Second Amendment to License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Ltd., effective as of October 21, 2013.	Form S-1	333-217928	10.7.2	May 12, 2017

10.7.3	Third Amendment to License Agreement by and between Kinex Pharmaceuticals, Inc. and Hanmi Pharmaceutical Ltd., effective as of March 3, 2015.	Form S-1	333-217928	10.7.3	May 12, 2017

10.7.4^	Fourth Amendment to License Agreement by and between Athenex, Inc. and Hanmi Pharmaceutical Co., Ltd., effective as of March 7, 2017.	Form S-1	333-217928	10.7.4	May 12, 2017

10.7.5	Fifth Amendment to License Agreement by and between Athenex, Inc. and Hanmi Pharmaceutical Co. Ltd., effective as of September 4, 2018.	Form 10-K	001-38112	10.45	March 11, 2019

10.8^	License Agreement by and among Hanmi Pharmaceutical Co., Ltd., Kinex Therapeutics (HK) Limited, and Kinex Pharmaceuticals, Inc., effective as of June 28, 2013.	Form S-1	333-217928	10.8	May 12, 2017

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.9^	License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Ltd., effective as of April 2011.	Form S-1	333-217928	10.9	May 12, 2017

10.9.1	Mutual Letter of Termination of the License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Ltd., effective as of August 20, 2018.	Form 10-K	001-38112	10.44	March 11, 2019

10.10^	License Agreement by and between Kinex Pharmaceuticals, LLC and PharmaEssentia Corp., effective as of December 8, 2011.	Form S-1	333-217928	10.10	May 12, 2017

10.10.1	First Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of December 23, 2016.	Form S-1	333-217928	10.10.1	May 12, 2017

10.11^	License Agreement by and between Kinex Pharmaceuticals, Inc. and PharmaEssentia Corp., effective as of December 16, 2013.	Form S-1	333-217928	10.11	May 12, 2017

10.11.1	First Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of December 23, 2016.	Form S-1	333-217928	10.11.1	May 12, 2017

10.11.2^	Second Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of November 27, 2018.	Form 10-K	001-38112	10.46	March 11, 2019

10.12^	License Agreement by and between Kinex Pharmaceuticals, Inc. and ZenRx Limited, effective as of April 25, 2013.	Form S-1	333-217928	10.12	May 12, 2017

10.13^	License Agreement by and between Kinex Pharmaceuticals, LLC and Guangzhou Xiangxue New Drug Discovery and Development Company Limited, effective as of May 6, 2012.	Form S-1	333-217928	10.13	May 12, 2017

10.14^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of August 1, 2016.	Form S-1	333-217928	10.14	May 12, 2017

10.14.1^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of August 26, 2016.	Form S-1	333-217928	10.14.1	May 12, 2017

10.14.2^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of February 22, 2017.	Form S-1	333-217928	10.14.2	May 12, 2017

10.14.3^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of May 5, 2017.	Form S-1/A	333-217928	10.14.3	June 2, 2017

10.15^	Joint Venture Agreement by and between SunGen Pharma LLC and Athenex Pharmaceutical Division, effective as of September 22, 2016.	Form S-1	333-217928	10.15	May 12, 2017

10.15.1^	Addendum to Joint Venture Agreement by and between SunGen Pharma LLC and Athenex Pharmaceutical Division, LLC, effective November 29, 2016.	Form S-1	333-217928	10.15.1	May 12, 2017

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.15.2	Limited Liability Company Agreement of Peterson Athenex Pharmaceuticals, LLC, effective as of October 4, 2016.	Form S-1	333-217928	10.15.2	May 12, 2017

10.16^	Service Agreement by and between Dohmen Life Science Services, LLC and Athenex Pharmaceutical Division, LLC, effective as of August 9, 2016.	Form S-1	333-217928	10.16	May 12, 2017

10.17^	Clinical Trial Collaboration and Supply Agreement by and among Athenex, Inc., Eli Lilly and Company and ImClone LLC, effective as of October 24, 2016.	Form S-1	333-217928	10.17	May 12, 2017

10.18	Agreement for Medical Technology Research, Development, Innovation, and Commercialization Alliance by and between Fort Schuyler Management Corporation and Kinex Pharmaceuticals, Inc., effective as of May 1, 2015.	Form S-1	333-217928	10.18	May 12, 2017

10.18.1	First Amendment to Agreement for Medical Technology Research, Development, Innovation, and Commercialization Alliance by and between Fort Schuyler Management Corporation and Kinex Pharmaceuticals, Inc., effective as of July 21, 2015.	Form S-1	333-217928	10.18.1	May 12, 2017

10.18.2	Second Amendment to Agreement for Medical Technology Research, Development, Innovation, and Commercialization Alliance by and between Fort Schuyler Management Corporation and Athenex, Inc., effective as of June 22, 2016.	Form S-1	333-217928	10.18.2	May 12, 2017

10.19	Sublease Agreement by and between Fort Schuyler Management Corporation and Kinex Pharmaceuticals, Inc., effective as of July 21, 2015.	Form S-1	333-217928	10.19	May 12, 2017

10.20	Athenex Pharmaceutical Base Project Located in the Chongqing Maliu Riverside Development Zone Agreement with Chongqing Maliu Riverside Development and Investment Co., Ltd., effective as of October 16, 2015 (English translation of original foreign language agreement).	Form S-1	333-217928	10.20	May 12, 2017

10.20.1	Supplemental Agreement to Athenex Pharmaceutical Base Project Located in the Chongqing Maliu Riverside Development Zone Agreement with Chongqing Maliu Riverside Development and Investment Co., Ltd., effective as of April 1, 2019 (English translation of original foreign language agreement).	Form 10-Q	001-38112	10.20.1	August 7, 2019

10.21^	Binding Term Sheet for License, Supply and Distribution Agreement by and among Athenex API Limited, Nang-Kuang Pharmaceutical Co., LTD and CANDA NK-2, LLC, effective as of December 29, 2016.	Form S-1	333-217928	10.21	May 12, 2017

10.22	Asset Purchase Agreement by and between Athenex, Inc. and Amphastar Pharmaceuticals, Inc., dated February 1, 2017.	Form S-1	333-217928	10.22	May 12, 2017

10.23+	Amended and Restated Employment Agreement by and between Johnson Lau and Kinex Pharmaceuticals, Inc., effective as of June 1, 2015.	Form S-1	333-217928	10.23	May 12, 2017

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.24+	Employment Agreement by and between Kinex Polymed Hong Kong Ltd. and William Zuo, PhD, effective as of June 1, 2015.	Form S-1	333-217928	10.24	May 12, 2017

10.25+	Employment Agreement by and between Athenex, Inc. and Dr. Rudolf Min-Fun Kwan, effective as of February 21, 2017.	Form S-1	333-217928	10.25	May 12, 2017

10.26+	Employment Agreement by and between Athenex, Inc. and Dr. Simon Pedder, effective as of February 20, 2017.	Form S-1	333-217928	10.26	May 12, 2017

10.27+	Employment Agreement by and between Athenex, Inc. and Jeffrey Yordon, effective as of February 21, 2017.	Form S-1	333-217928	10.28	May 12, 2017

10.28	Grant Disbursement Agreement by and between New York State Urban Development Corporation d/b/a Empire State Development and Athenex, Inc., dated September 4, 2017.	Form 10-Q	001-38112	10.30	November 9, 2017

10.28.1	Amendment to Grant Disbursement Agreement by and between the New York State Urban Development Corporation d/b/a Empire State Development and Athenex, Inc., dated as July 23, 2019.	Form 10-Q	001-38112	10.29.1	August 7, 2019

10.29^	License and Development Agreement by and between Athenex, Inc., Almirall, S.A. and Aqua Pharmaceuticals LLC., dated as of December 11, 2017.	Form 8-K	001-38112	10.1	December 15, 2017

10.29.1^	First Amendment to License and Development Agreement by and between Athenex, Inc., Almirall, S.A., and Aqua Pharmaceuticals LLC, dated as of September 26, 2018.	Form 10-Q	001-38112	10.3	November 14, 2018

10.29.2^	Letter Agreement by and between Athenex, Inc., Almirall, S.A. and Aqua Pharmaceuticals LLC, dated as of September 26, 2018.	Form 10-Q	001-38112	10.4	November 14, 2018

10.29.3	Second Amendment to License and Development Agreement by and between Athenex, Inc., Almirall, S.A., and Aqua Pharmaceuticals LLC, dated as of June 18, 2019.	Form 10-Q	001-38112	10.30.2	August 7, 2019

10.30	Standard Form of Agreement by and between M+W U.S., Inc. and Athenex, Inc. on December 29, 2017.	Form 10-K	001-38112	10.32	March 26, 2018

10.30.1	First Amendment to Agreement by and between M+W U.S., Inc. and Athenex, Inc., effective as of March 27, 2018.	Form 10-Q	001-38112	10.31.1	May 9, 2019

10.30.2	Second Amendment to Agreement by and between M+W U.S., Inc. and Athenex, Inc., effective as of October 1, 2018.	Form 10-Q	001-38112	10.31.2	May 9, 2019

10.30.3	Third Amendment to Agreement by and between Exyte U.S., Inc. (f/k/a M+W U.S., Inc., effective as of January 23, 2019.	Form 10-Q	001-38112	10.31.3	May 9, 2019

10.31	Share Purchase Agreement dated as of June 29, 2018 by and between Athenex, Inc. and Perceptive Life Sciences Master Fund, Ltd.	Form 8-K	001-38112	10.1	July 2, 2018

10.32	Senior Secured Term Loan Agreement dated as of June 30, 2018 by and between Athenex, Inc. and Perceptive Advisors LLC.	Form 8-K	001-38112	10.2	July 2, 2018

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.32.1	Amendment No. 1 to Credit Agreement by and between Athenex, Inc. and Perceptive Advisors LLC, dated as of April 22, 2019.	Form 10-Q	001-38112	10.34.1	August 7, 2019

10.32.2	Amendment No. 2 to Credit Agreement by and between Athenex, Inc. and Perceptive Advisors LLC, dated as of August 5, 2019.	Form 10-Q	001-38112	10.34.2	August 7, 2019

10.33^	License Agreement dated as of June 29, 2018 by and between Xiangxue Life Sciences Ltd. and Axis Therapeutics Limited.	Form 8-K	001-38112	10.3	July 2, 2018

10.34^	License Agreement dated as of June 29, 2018 by and between Athenex Therapeutics Limited and Avalon Polytom (HK) Limited Pegtomarginase.	Form 8-K	001-38112	10.4	July 2, 2018

10.35^	License and Supply Agreement dated as of June 29, 2018 by and between Athenex Therapeutics Limited and Avalon HepaPOC Limited Galactose Meter and Strip.	Form 8-K	001-38112	10.5	July 2, 2018

10.36	Registration Rights Agreement dated as of July 3, 2018 by and between Athenex, Inc. and Perceptive Life Sciences Master Fund Ltd.	Form 10-Q	001-38112	10.7	August 14, 2018

10.37+	Employment Agreement between Athenex, Inc. and Randoll Sze dated as of August 20, 2018.	Form 8-K	001-38112	10.1	August 20, 2018

10.38^	License Agreement dated as of December 30, 2018 by and between Athenex, Inc. and Chongqing Taihao Pharmaceutical Co. Ltd.	Form 8-K	001-38112	10.1	January 3, 2019

10.39^	Sublicense Agreement dated as of December 30, 2018 by and among Chongqing Taihao Pharmaceutical Co. Ltd., Chongqing Jingdong Junzhuo Pharmaceutical Co., Ltd. and Athenex, Inc.	Form 8-K	001-38112	10.2	January 3, 2019

10.40	Share Purchase Agreement by and among Athenex, Inc., Perceptive Life Sciences Master Fund, Ltd., venBio Select Fund LLC, OrbiMed Partners Master Fund Limited, and The Biotech Growth Trust PLC, dated as of May 3, 2019.	Form 8-K	001-38112	10.1	May 6, 2019

10.41	Registration Rights Agreement by and among Athenex, Inc., Perceptive Life Sciences Master Fund, Ltd., venBio Select Fund LLC, OrbiMed Partners Master Fund Limited, and The Biotech Growth Trust PLC, dated as of May 7, 2019.	Form S-3	333-232772	4.2	July 23, 2019

10.42	Share Purchase Agreement by and among Athenex, Inc., M. Kingdon Offshore Master Fund, LP, Schonfeld Strategic 460 Fund LLC, Point72 Associates, LLC, J. Goldman Master Fund, L.P., and Avoro Life Sciences Fund LLC, dated as of December 5, 2019.	Form 8-K	001-38112	10.1	December 5, 2019

10.43**	License Agreement between the Company and Guangzhou Xiangxue Pharmaceutical Co., Ltd., dated December 12, 2019.	Form 8-K	001-38112	10.1	December 16, 2019

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.44**	Registration Rights Agreement by and among Athenex, Inc., M. Kingdon Offshore Master Fund, LP, Schonfeld Strategic 460 Fund LLC, Point72 Associates, LLC, J. Goldman Master Fund, L.P., and Avoro Life Sciences Fund LLC, dated as of December 9, 2019.	Form S-3	333-236104	4.2	January 28, 2020

21.1	Subsidiaries of Athenex, Inc.	Form 10-K	001-38112	21.1	Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	__	__	__	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	__	__	__	Filed herewith

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

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

**	The Company has filed a redacted version of the Agreement, omitting the portions of the Agreement (indicated by asterisks) which the Company desires to keep confidential.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2020

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

Signature	Title	Date

/s/ Johnson Y.N. Lau Johnson Y.N. Lau	Chief Executive Officer and Board Chairman (Principal Executive Officer)	March 2, 2020

/s/ Randoll Sze Randoll Sze	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020

/s/ Kim Campbell Kim Campbell	Director	March 2, 2020

/s/ Manson Fok Manson Fok	Director	March 2, 2020

/s/ Jinn Wu Jinn Wu	Director	March 2, 2020

/s/ Benson Tsang Benson Tsang	Director	March 2, 2020

/s/ John Koh John Koh	Director	March 2, 2020

/s/ Stephanie Davis Stephanie Davis	Director	March 2, 2020

/s/ Jordan Kanfer Jordan Kanfer	Director	March 2, 2020

/s/ John Moore Vierling John Moore Vierling	Director	March 2, 2020