Form 10-Q
period 2020-03-31
Athenex, Inc.
filed 2020-05-07
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2020, the registrant had 81,625,343 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$71,983	$127,674
Short-term investments	41,721	33,139
Accounts receivable, net of chargebacks and other deductions of $14,858 and $14,394, respectively, and provision for credit losses of $130 and $124, respectively	51,418	16,689
Inventories	35,732	32,630
Prepaid expenses and other current assets	17,046	20,794
Total current assets	217,900	230,926
Property and equipment, net	24,616	23,153
Goodwill	38,480	38,513
Intangible assets, net	8,525	8,522
Operating lease right-of-use assets, net	8,266	8,818
Total assets	$297,787	$309,932
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,395	$23,331
Accrued expenses	54,739	44,307
Current portion of operating lease liabilities	2,791	3,010
Current portion of long-term debt	871	880
Total current liabilities	76,796	71,528
Long-term liabilities:
Long-term operating lease liabilities	7,226	7,620
Long-term debt and finance lease obligations	52,896	52,366
Deferred tax liabilities	48	—
Other long-term liabilities	2,585	2,563
Total liabilities	139,551	134,077
Commitments and contingencies (See Note 15)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at March 31, 2020 and December 31, 2019; 83,298,263 and 83,231,063 shares issued at March 31, 2020 and December 31, 2019, respectively; 81,625,343 and 81,558,143 shares outstanding at March 31, 2020 and December 31, 2019, respectively	83	83
Additional paid-in capital	766,253	763,648
Accumulated other comprehensive loss	(1,141)	(635)
Accumulated deficit	(586,894)	(567,465)
Less: treasury stock, at cost; 1,672,920 shares at March 31, 2020 and December 31, 2019	(7,406)	(7,406)
Total Athenex, Inc. stockholders' equity	170,895	188,225
Non-controlling interests	(12,659)	(12,370)
Total stockholders' equity	158,236	175,855
Total liabilities and stockholders' equity	$297,787	$309,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product sales, net	$18,547	$25,163
License and other revenue	28,388	144
Total revenue	46,935	25,307
Costs and operating expenses:
Cost of sales	19,572	19,902
Research and development expenses	17,192	24,475
Selling, general, and administrative expenses	25,748	15,188
Total costs and operating expenses	62,512	59,565
Operating loss	(15,577)	(34,258)
Interest income	413	283
Interest expense	1,673	1,755
Loss before income tax expense	(16,837)	(35,730)
Income tax expense	2,881	500
Net loss	(19,718)	(36,230)
Less: net loss attributable to non-controlling interests	(289)	(997)
Net loss attributable to Athenex, Inc.	$(19,429)	$(35,233)
Unrealized (loss) gain on investment, net of income taxes	(68)	3
Foreign currency translation adjustment, net of income taxes	(438)	1,068
Comprehensive loss	$(19,935)	$(34,162)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 12)	$(0.24)	$(0.53)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 12)	81,539,548	67,011,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share data)

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2019	68,668,986	$69	$591,064	$(443,716)	$(656)	(1,672,920)	$(7,406)	$139,355	$(10,586)	$128,769
Stock-based compensation cost	—	—	1,693	—	—	—	—	1,693	—	1,693
Stock options and warrants exercised	49,632	—	278	—	—	—	—	278	—	278
Net loss	—	—	—	(35,233)	—	—	—	(35,233)	(997)	(36,230)
Other comprehensive loss, net of tax	—	—	—	—	1,071	—	—	1,071	—	1,071
Balance at March 31, 2019 (unaudited)	68,718,618	69	593,035	(478,949)	415	(1,672,920)	(7,406)	107,164	(11,583)	95,581

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2020	83,231,063	$83	$763,648	$(567,465)	$(635)	(1,672,920)	$(7,406)	$188,225	$(12,370)	$175,855
Stock-based compensation cost	—	—	1,864	—	—	—	—	1,864	—	1,864
Restricted stock expense	(3,000)	—	397	—	—	—	—	397	—	397
Stock options exercised	70,200	—	344	—	—	—	—	344	—	344
Net loss	—	—	—	(19,429)	—	—	—	(19,429)	(289)	(19,718)
Other comprehensive loss, net of tax	—	—	—	—	(506)	—	—	(506)	—	(506)
Balance at March 31, 2020 (unaudited)	83,298,263	$83	$766,253	$(586,894)	$(1,141)	(1,672,920)	$(7,406)	$170,895	$(12,659)	$158,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,718)	$(36,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,086	879
Stock-based compensation expense	2,261	1,778
Amortization of debt discount	256	257
Loss on disposal of assets and impairment charges	173	—
Deferred income taxes	48	486
Changes in operating assets and liabilities:
Receivables, net	(34,728)	(7,624)
Prepaid expenses and other assets	3,748	(11,911)
Inventories	(3,101)	3,596
Accounts payable and accrued expenses	4,430	15,798
Net cash used in operating activities	(45,545)	(32,971)
Cash flows from investing activities:
Purchase of property and equipment	(1,736)	(918)
Payments for licenses	(64)	(4,175)
Purchases of short-term investments	(23,571)	—
Sales and maturities of short-term investments	14,920	57,291
Net cash (used in) provided by investing activities	(10,451)	52,198
Cash flows from financing activities:
Proceeds from issuance of debt	435	743
Proceeds from exercise of stock options	344	278
Repayment of finance lease obligations and long-term debt	(47)	(45)
Net cash provided by financing activities	732	976
Net (decrease) increase in cash and cash equivalents	(55,264)	20,203
Cash and cash equivalents, beginning of period	127,674	49,794
Effect of exchange rate changes on cash and cash equivalents	(427)	1,006
Cash and cash equivalents, end of period	$71,983	$71,003
Supplemental cash flow disclosures
Interest paid	$1,390	$981
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,009	$634
Accrued purchases of licenses	$500	$—
ROU assets derecognized from modification of operating lease obligations	$(468)	$—
ROU assets recognized in exchange for operating lease obligations	$353	$583

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

Athenex is a global biopharmaceutical company dedicated to becoming a leader in the discovery, development and commercialization of next generation drugs for the treatment of cancer. The Company’s mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. The Company’s current clinical pipeline is derived from Orascovery, Src Kinase Inhibition, T-cell receptor-engineered T-cells (“TCR-T”), and Arginine Deprivation Therapy technology platforms. The Company has assembled a strong and experienced leadership team and has established global operations across the pharmaceutical value chain to execute its goal of becoming a global leader in bringing innovative cancer treatments to the market and improve health outcomes. The Company is primarily engaged in conducting research and development activities through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting preclinical and clinical testing, recruiting personnel, identifying and evaluating additional drug candidates for potential in-licensing or acquisition, and raising capital to support development and commercialization activities. The Company also conducts commercial sales of specialty products through its wholly owned subsidiary, Athenex Pharmaceutical Division (“APD”), and 503B products through its wholly owned subsidiary, Athenex Pharma Solutions (“APS”).

Significant Risks and Uncertainties

The Company has incurred operating losses since its inception and, as a result, as of March 31, 2020 and December 31, 2019 had an accumulated deficit of $586.9 million and $567.5 million, respectively. As of March 31, 2020, the Company had  cash and cash equivalents of $72.0 million, which included $8.7 million funded by New York State for the construction of the Dunkirk facility, and short-term investments of $41.7 million. The Company believes that the existing cash, cash equivalents, and short-term investments will be sufficient to fund current operating plans into the first quarter of 2021 but will not be sufficient to fund current operating plans through one year after the date that these condensed consolidated financial statements are issued. The Company has based these estimates on assumptions that may prove to be wrong, and it could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. Operations have been funded primarily through the sale of common stock and, to a lesser extent, from convertible bond financing, a senior secured loan, revenue, and grant funding. The Company will require significant additional funds to conduct clinical trials and to fund its commercialization operations. There can be no assurances, however, that additional funding will be available on favorable terms, or at all. Specifically, disruptions in the capital markets and the operations of commercial partners due to the COVID-19 pandemic may make it difficult for us to raise additional funds. If adequate funds are not available, the Company may be required to delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. Further, if the Company is unable to obtain additional financing, the Company will need to reevaluate future operating plans. Although the Company’s plans to raise additional funds, these plans are subject to market conditions which are outside of its control, and therefore cannot be deemed to be probable; as such, those plans do not alleviate substantial doubt about its ability to continue as a going concern.

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

The Company has a senior secured loan agreement with Perceptive Advisors LLC (“Perceptive”) which contains various covenants. A breach of any of these covenants could result in a default. If a default under this loan agreement is not cured or waived, the default could result in the acceleration of debt, which could require the Company to repay the debt in full prior to the date it is otherwise due. If the Company defaults, the lender may seek repayment through the Company’s subsidiary guarantors or by executing on the security interest granted pursuant to the loan agreement.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. These condensed consolidated financial statements reflect the accounts and operations of Athenex, Inc. and those of its subsidiaries in which Athenex, Inc. has a controlling financial interest. Intercompany transactions and balances have been fully eliminated in consolidation.

Results of the Company’s operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Such management estimates include those relating to assumptions used in clinical research accruals, chargebacks, measurement of acquired assets and assumed liabilities in business combinations, provision for credit losses, inventory reserves, income taxes, the estimated useful life and recoverability of long-lived assets, and the valuation of stock-based awards. Actual results could differ from those estimates.

Credit Losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables and contract assets recorded under ASC 606, Revenue from Contracts with Customers, (“Topic 606”). The Company considers historical collection rates, current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable and contract assets, the Company believes that the carrying value, net of excepted losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments.

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer, as the Company determined that risk profile of its customers is consistent based on the type and industry in which they operate. These customer classes include pharmaceutical wholesalers for specialty product sales, drug manufacturers for active pharmaceutical ingredient (API) sales, and hospitals and end-users for 503B sales. Each class of customer is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the pharmaceutical industry, including unemployment rates, industry indices, and other factors, to estimate if there are current expected credit losses within its trade receivables based on the trends and the Company’s expectation of the future status of such economic and industry-specific factors. The Company believes that its customers, the majority of which are in the pharmaceutical industries with sound financial condition, and therefore, the Company’s evaluation of macroeconomic and industry-specific factors did not have a significant impact on the provision for credit losses. Despite of the recent economic downturn due to Covid-19 and the shutdown of non-essential businesses, the pharmaceutical industry has largely remained in operation due to a designation as “essential business”. Pharmaceutical wholesalers are expected to maintain higher inventory levels through the COVID-19 pandemic to minimize disruptions caused by supply chain and logistical issues that arise because of the crisis. With stable financial positions at its major U.S. wholesaler customers, the Company does not anticipate impacts to collection of the receivables from them, which consisted of 84% of our overall product sales revenue for the three months ended March 31, 2020. As of March 31, 2020, the Company recorded a provision for credit losses of less than $0.1 million, $0.1 million, and less than $0.1 million for accounts receivable related to the customer classes of pharmaceutical wholesalers, drug manufacturers, and hospitals and end users, respectively.

Expected credit losses related to contract assets are evaluated on an individual basis. The Company’s contract assets relate to upfront fees or milestone payments due from licensees for which the underlying performance obligations have been satisfied. The Company evaluates the financial status of the licensee and any historical payment activity from them. Macroeconomic and industry-specific factors are considered when estimated current expected credit losses related to contract assets. Contract assets are generally classified as short-term, and the Company is in frequent communication with licensees to establish timely payment terms. If the Company expects that credit losses exist for license-related contract assets, it will record provision for such losses against the contract asset. As of March 31, 2020, the Company determined that credit losses related to its contract asset recognized in connection with its license arrangement are not expected to be significant.

Concentration of Credit Risk, Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and short-term investments. The Company deposits its cash equivalents in interest-bearing money market accounts and certificates of deposit, invests in highly liquid U.S. treasury notes and high-quality investment grade commercial paper. The Company deposits its cash with multiple financial institutions. Cash balances exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating. The Company also has significant assets and liabilities held in its overseas manufacturing facility, and research and development facility in China, and therefore is subject to foreign currency fluctuation.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)” which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. During 2018, Perceptive issued a senior secured loan to the Company with a principal value of $50.0 million and a maturity date of June 30, 2023. The loan bears interest at a floating per annum rate equal to LIBOR (with a floor of 2.0%) plus 9.0%. The Company is required to make monthly interest-only payments with a bullet payment of the principal at maturity. Provided that, in the event LIBOR can no longer be determined, the parties shall mutually establish an alternative rate of interest and until such time that rate is agreed, the reference rate for purposes of the loan shall be the Wall Street Journal Prime Rate. The ASU guidance allows the Company to account for the modification of the debt contract by prospectively adjusting the effective interest rate. The Company does not expect adoption of this ASU to materially impact the Company’s condensed consolidated financial statements.

Recent Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” to improve reporting requirements specific to loans, receivables, and other financial instruments. The new standard requires that credit losses on financial assets, including trade receivables and held-to-maturity debt securities, measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model. In addition, ASC 326 requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses if the Company does not intend to sell or believes that it is more likely than not they will be require to sell, and limited to the amount by which carrying value exceeds fair value. The new standard also requires enhanced disclosure of credit risk associated with financial assets. The standard is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The standard is required to be applied using the modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, upon adoption.

This standard became effective for us on January 1, 2020, and based on the composition of our trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures. A significant portion of the Company’s accounts receivable is from large pharmaceutical wholesalers in the U.S., and a licensing fee receivable from a public company in PRC. The Company’s estimate of expected credit losses as of March 31, 2020, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to retained earnings on the adoption date of the standard.

Subsequent Events

The Company reviewed and evaluated subsequent events through the issuance date of the Company’s unaudited condensed consolidated financial statements.

3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials and purchased parts	$5,411	$4,176
Work in progress	1,663	1,870
Finished goods	28,658	26,584
Total inventories	$35,732	$32,630

4. Intangible Assets, net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	March 31, 2020
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets:
Licenses	$9,499	$3,956	$—	$5,543
Polymed customer list	1,593	1,228	—	365
Polymed technology	3,712	1,344	—	2,368
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	723	—	—	723
Effect of currency translation adjustment	(474)	—	—	(474)
Total intangible assets, net	$15,053	$6,528	$—	$8,525

	December 31, 2019
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$8,935	$3,561	$—	$5,374
Polymed customer list	1,593	1,164	—	429
Polymed technology	3,712	1,297	—	2,415
Product rights	530	360	170	—
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Effect of currency translation adjustment	(424)	—	—	(424)
Total intangibles, net	$15,074	$6,382	$170	$8,522

As of March 31, 2020, licenses at cost include an Orascovery license of $0.4 million, licenses purchased from Gland Pharma Limited (“Gland”) of $4.4 million, a license purchased from MAIA Pharmaceuticals, Inc. (“MAIA”) for $4.0 million, and licenses of other specialty products of $0.7 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase.  The license purchased from MAIA is being amortized over a period of 7 years, the remaining life of the license agreement at the time of purchase.

The remaining intangible assets were acquired in connection with the acquisitions of Polymed Therapeutics, Inc. (“Polymed”) and Comprehensive Drug Enterprises (“CDE”). Intangible assets are amortized using an economic consumption model over their useful lives. The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. The CDE in-process research and development, (“IPR&D”), will not be amortized until the related projects are completed. IPR&D will be tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). The Company recorded no impairments of IPR&D during the three months ended March 31, 2020. The weighted-average useful life for all intangible assets was 7.7 years as of March 31, 2020.

The Company recorded $0.5 million of amortization expense for both the three-month periods ended March 31, 2020 and 2019.

The Company’s goodwill balance is the result of prior period acquisitions and is allocated to the Global Supply Chain Platform reporting unit and the Oncology Innovation Platform reporting unit. Changes in goodwill balances are due to the effect of foreign currency on goodwill from acquisitions of subsidiaries that have a functional currency other than USD.

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

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2020 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$6,616	$6,616	$—	$—
Short-term investments - certificates of deposit	15,162	—	15,162	—
Short-term investments - commercial paper	25,533	—	25,533	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	10,101	—	10,101	—
Short-term investments - commercial paper	31,469	—	31,469	—
Available-for-sale investment	151	151	—	—
Total assets	$89,032	$6,767	$82,265	$—

	Fair Value Measurements at December 31, 2019 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$5,460	$5,460	$—	$—
Short-term investments - certificates of deposit	15,110	—	15,110	—
Short-term investments - commercial paper	51,017	—	51,017	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	10,054	—	10,054	—
Short-term investments - commercial paper	22,835	—	22,835	—
Available-for-sale investment	250	250	—	—
Total assets	$104,726	$5,710	$99,016	$—

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

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange. As of March 31, 2020 and December 31, 2019, the Company’s investment in PharmaEssentia was valued at the reported closing price on such dates. This investment is classified as a Level 1 investment and is recorded as an available-for-sale investment within short-term investments on the Company’s condensed consolidated balance sheet.

6. Acquisitions and Business Combinations

CIDAL

On June 27, 2019, the Company entered into a definitive asset purchase agreement (the “APA”) with CIDAL Limited, a British Virgin Islands company limited by shares, and several of its affiliates (“CIDAL”). CIDAL operates as a contract research organization with headquarters in Guatemala and operations in various countries in Central America. Pursuant to the terms of the APA, the Company acquired certain assets of CIDAL in exchange issuing milestone payments of an aggregate of 67,796 shares of the Company’s common stock upon the achievement of certain developmental and regulatory events through the third quarter of 2021. The transactions contemplated by the APA closed on October 31, 2019. The Company believes the acquisition strategically strengthens the Company’s clinical research and operations capabilities and further supports its clinical development worldwide. The Company accounted for the asset purchase using the acquisition method of accounting and accordingly, the identifiable assets acquired, and liabilities assumed were recorded based upon management’s estimates of current fair values as of the acquisition date. The purchase price reflected contingent equity consideration associated with this transaction. The Company received net cash of $0.9 million, acquired property and equipment of less than $0.1 million, assumed liabilities of $1.1 million, and recorded goodwill of approximately $1.0 million, as well as contingent equity consideration associated with the transaction of $0.8 million.

The operating results of CIDAL have been included within the Company’s Oncology Innovation Platform operating segment from the closing date of the acquisition. CIDAL added $0.1 million of revenue and incurred a net loss of $1.0 million for the three months ended March 31, 2020.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued construction costs	$19,981	$22,811
Accrued wages and benefits	8,974	7,541
Accrued inventory purchases	5,792	7,194
Accrued tax withholdings	5,281	187
Accrued selling fees and rebates	3,963	1,577
Accrued costs for product launch	3,953	—
Accrued clinical expenses	3,819	2,510
Accrued operating expenses	2,517	1,885
Accrued R&D licensing fees	384	384
Deferred revenue	75	218
Total accrued expenses	$54,739	$44,307

The accrued construction costs relate to the building of the manufacturing facility in Dunkirk, NY, and $19.5 million is expected to be funded by New York State. Of this amount, $8.7 million has been received, and the remaining $10.8 million is recorded within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of March 31, 2020.

8. Income Taxes

The Company did not record a provision for federal income taxes for the three months ended March 31, 2020 because it expects to generate a loss for the year ending December 31, 2020 and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance. Tax expense to date is the result of tax to be withheld in China on a milestone payment in connection with an out-license agreement and recording a deferred tax liability against indefinite lived intangible assets.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, accelerate refunds of previously generated corporate alternative minimum tax credits, change the business interest limitation under IRC section 163(j) of the Internal Revenue Code from 30 percent to 50 percent, and fix qualified improvement property from the Tax Cuts and Jobs Act of 2017.  This new legislation did not materially affect the Company’s income tax position.

9. Debt and Lease Obligations

Debt

The Company’s debt as of March 31, 2020 and December 31, 2019, consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Current portion of mortgage	$674	$686
Current portion of finance and capital lease obligations	197	194
Current portion of operating lease obligations	2,791	3,010
Long-term portion of finance and capital lease obligations	177	227
Long-term portion of operating lease obligations	7,226	7,620
Chongqing Maliu Credit Agreement	6,055	5,731
Senior secured loan, net of debt discount and financing fees of $3,336 and $3,592, respectively	46,664	46,408
Total	$63,784	$63,876

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

During the second quarter of 2019, the Company entered into a credit agreement which amended the existing partnership agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), for a Renminbi ¥50.0 million (USD $7.2 million at March 31, 2020) line of credit to be used for the construction of the new active pharmaceutical ingredient (“API”) plant in China. The Company is required to repay the principal amount with accrued interest within three years after the plant receives the U.S. Current Good Manufacturing Practices (“cGMP”) certification, with 20% of the total loan with accrued interest is due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount. If the Company fails to obtain the cGMP certification within three years upon the acceptance of the plant, it shall return all renovation costs with the accrued interest to CQ in a single transaction within the first ten business days. As of March 31, 2020, the balance due to CQ was $6.1 million.

Lease Obligations

The Company has operating leases for office and manufacturing facilities in several locations in the U.S., Asia, and Latin America and has three finance leases for manufacturing equipment used in its facilities near Buffalo, NY.  The components of lease expense are as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 30, 2019
Operating lease cost	$755	$781
Finance lease cost:
Amortization of assets	34	12
Interest on lease liabilities	6	9
Total net lease cost	$795	$802

The Company has elected to exclude short-term leases from its operating lease right-of-use (“ROU”) assets and lease liabilities. Lease costs for short-term leases were not material to the financial statements for the three months ended March 31, 2020. Variable lease costs for the three months ended March 31, 2020 were not material to the financial statements.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

March 31, 2020
Finance leases:
Property and equipment, at cost	$688
Accumulated amortization, net	(143)
Property and equipment, net	$545

Current obligations of finance leases	$197
Long-term portion of finance leases	177
Total finance lease obligations	$374

Weighted average remaining lease term (in years):
Operating leases	5.04
Finance leases	1.86

Weighted average discount rate:
Operating leases	12.9%
Finance leases	5.9%

Supplemental cash flow information related to leases is as follows (in thousands):

Three Months Ended March 31, 2020
Cash paid for amount included in the measurements of lease liabilities:
Operating cash flows from operating leases	$(820)
Operating cash flows from finance leases	(6)
Financing cash flows from finance leases	(47)

ROU assets derecognized from modification of operating lease obligations	(468)
ROU assets recognized in exchange for operating lease obligations	$353

Future minimum payments and maturities of leases is as follows (in thousands):

Year ending December 31:	Operating Leases	Finance Leases
2020 (remaining nine months)	$2,278	$161
2021	2,837	214
2022	2,617	21
2023	2,096	—
2024	2,002	—
Thereafter	1,950	—
Total lease payments	13,780	396
Less: Imputed interest	(3,763)	(22)
Total lease obligations	10,017	374
Less: Current obligations	(2,791)	(197)
Long-term lease obligations	$7,226	$177

Pursuant to the public-private partnership agreements with the State of New York and CQ, the Company will rent the manufacturing facilities in Dunkirk, NY and Chongqing, China, respectively. In 2019, construction of the API plant was completed. However, neither lease term had commenced as of March 31, 2020, as neither of the facilities were operational, and no lease costs were incurred in the first quarter of 2020.

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

10. Related Party Transactions

During the three months ended March 31, 2020 and 2019, the Company entered into transactions with individuals and companies that have financial interests in the Company. Related party transactions included the following:

a.

In June 2018, the Company entered into two in-licensing agreements with Avalon BioMedical (Management) Limited (“Avalon”) wherein the Company obtained certain intellectual property (“IP”) from Avalon to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees and future milestone payments and sales-based royalties. During the year ended December 31, 2019, the Company recorded a $1.0 million milestone fee paid to Avalon, as research and development expenses on its condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2020 and 2019, no fees were paid to Avalon in connection with the license agreements. Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of March 31, 2020, and December 31, 2019, Avalon held 786,061 shares of the Company’s common stock, which represented approximately 1% of the Company’s total issued shares for both periods. Balances due from Avalon recorded on the condensed consolidated balance sheets were not significant.

In June 2019, the Company entered into an agreement whereby Avalon will hold a 90% ownership interest and the Company will hold a 10% ownership interest of the newly formed entity under the name Nuwagen Limited (“Nuwagen”), incorporated under the laws of Hong Kong. Nuwagen is principally engaged in the development and commercialization of herbal medicine products for metabolic, endocrine, and other related indications. The Company will contribute nonmonetary assets in exchange for the 10% ownership interest. As of March 31, 2020, the transaction has not closed.

b.

The Company earns licensing revenue from PharmaEssentia, an entity in which the Company has an investment classified as available-for-sale (see Note 5—Fair Value Measurements).  Funds paid to or received from PharmaEssentia under the license and cost-sharing agreements were not material for the three months ended March 31, 2020, and 2019.

c.

The Company receives certain clinical development services from ZenRx Limited and its affiliate (“ZenRx”), a company for which one of the Company’s executive officers serves on the board of directors. In connection with such services, the Company made payments to ZenRx of $0.5 and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.  In April 2013, the Company entered into a license agreement with ZenRx pursuant to which the Company granted an exclusive, sublicensable license to use certain of the Company’s IP to develop and commercialize oral irinotecan and encequidar, and oral paclitaxel and encequidar in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound, but only for use in Oral Irinotecan and Oral Paclitaxel. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement. No revenue was earned from this license agreement in the periods presented in these consolidated financial statements.

d.	Certain family members of executives perform consulting services for the Company. Such services were not significant to the condensed consolidated financial statements.

11. Stock-Based Compensation

Common Stock Option Plans

The Company has four equity compensation plans, adopted in 2017, 2013, 2007 and 2004 (the “Plans”) which, taken together, authorize the grant of up to 16,000,000 shares of common stock to employees, directors, and consultants. On May 23, 2019, the board of directors approved the amendment and restatement of the 2017 Omnibus Incentive Plan, which increases the number of shares available for issuance under the 2017 plan by up to 3,500,000 shares, subject to the approval of the Company’s stockholders at the Company’s 2020 annual meeting of stockholders. During the three months ended March 31, 2020, the Company approved a grant of 797,500 stock options which are contingently issuable upon approval of the increase in shares available by the stockholders. Additionally, on June 14, 2017, the Company adopted its 2017 Employee Stock Purchase Plan (the “ESPP”), which authorizes the issuance of up to 1,000,000 shares of common stock for future issuances to eligible employees.

Stock Options

The total fair value of stock options vested and recorded as compensation expense during the three months ended March 31, 2020 and 2019, was $1.9 million and $1.7 million, respectively. As of March 31, 2020, $13.0 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.56 years. The total intrinsic value of options exercised was approximately $0.8 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans to employees, directors, and consultants (aggregate intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,916,936	$8.88	5.68	$69,785
Granted	55,045	7.32	—	—
Exercised	(70,200)	4.84	—	—
Forfeited and expired	(58,550)	14.45	—	—
Outstanding at March 31, 2020	10,843,231	$8.87	5.47	$—
Vested and exercisable at March 31, 2020	8,731,256	$7.67	4.88	$619

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding several highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model during the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Weighted average grant date fair value	$7.32	$8.03
Expected dividend yield	—%	—%
Expected stock price volatility	67%	64%
Risk-free interest rate	0.75%	2.63%
Expected life of options (in years)	5.0	6.3

Employee Stock Purchase Plan

The ESPP is available to eligible employees (as defined in the plan document). Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading or the last trading day of the offering period. The current offering period extends from December 1, 2019 to May 31, 2020. The Company expects to offer six-month offering periods after the current period. The 2017 Plans reserved 1,000,000 shares of common stock for issuance under the ESPP. Stock-based compensation related to the ESPP amounted to $0.1 million for each of the three months ended March 31, 2020 and 2019.

Restricted Stock Awards

The Company granted 131,000 restricted stock awards to employees during 2019. No restricted stock awards were granted during the three months ended March 31, 2020. Stock-based compensation related to the restricted stock awards amounted to $0.4 million for the three months ended March 31, 2020. As of March 31, 2020, $1.0 million of unrecognized cost related to non-vested restricted stock awards were expected to be recognized over a weighted-average period of approximately 0.4 years.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	$1,864	$1,693
Restricted stock expense	397	—
Employee stock purchase plan	70	85
Total stock-based compensation expense	$2,331	$1,778
Cost of sales	$54	$64
Research and development expenses	946	591
Selling, general, and administrative expenses	1,331	1,123
Total stock-based compensation expense	$2,331	$1,778

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
Stock options and other common stock equivalents	11,347,475	11,219,839
Unvested restricted shares	105,000	—
Total potential dilutive shares	11,452,475	11,219,839

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

Global Supply Chain Platform— This operating segment includes APS and Polymed and the construction of the manufacturing facilities in Chongqing, China and Dunkirk, New York. APS is a contract manufacturing company that provides small to mid-scale cGMP manufacturing of clinical and commercial products for pharmaceutical and biotech companies and for use as internal supplies to the clinical studies and commercial development of the Company’s proprietary drugs. APS also performs microbiological and analytical testing for raw material and formulated products and has expanded to manufacture and sell pharmaceutical products under Section 503B of the Compounding Quality Act within the Federal Food, Drug & Cosmetic Act (“FDCA”). Polymed is primarily in the business of marketing and selling API in North America, Europe, and Asia from its locations in Texas and China. Polymed also develops new compounds and processing techniques, and recently completed construction of a new API manufacturing facility in Chongqing, China. The 440,000-square-foot facility is expected to commence operations in the second half of 2020. The Company has an existing API manufacturing facility in Chongqing, China, where operations were suspended as a result of the COVID-19 outbreak in China but resumed producing API in March in accordance with local regulatory guidance.

Commercial Platform— This operating segment includes APD and Athenex Oncology, which focus on the manufacturing, distribution, and sales of specialty pharmaceuticals and the pre-launch commercial activities for the Company’s proprietary drugs, respectively. This segment provides services and products to external customers based mainly in the United States.

The Company’s Oncology Innovation Platform segment operates and holds long-lived assets located in the United States, Taiwan, Hong Kong, mainland China, the United Kingdom, and Latin America. The Global Supply Chain Platform segment operates and holds long-lived assets located in the United States and China. The Commercial Platform segment operates and holds long-lived assets located in the United States. For geographic segment reporting, product sales have been attributed to countries based on the location of the customer.

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Total revenue:
Oncology Innovation Platform	$28,387	$144
Global Supply Chain Platform	3,714	11,339
Commercial Platform	15,542	14,675
Total revenue for reportable segments	47,643	26,158
Intersegment revenue	(708)	(851)
Total consolidated revenue	$46,935	$25,307

Intersegment revenue eliminated in the above table reflects sales from the Global Supply Chain Platform to the Oncology Innovation Platform.

	Three Months Ended March 31,
	2020	2019
Total revenue by product group:
License fees	$28,381	$—
Commercial product sales	17,502	20,081
API sales	1,022	4,831
Contract manufacturing revenue	23	251
Other revenue	7	144
Total consolidated revenue	$46,935	$25,307

Intersegment revenue is recognized by the selling segment when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger.

	Three Months Ended March 31,
	2020	2019
Net loss attributable to Athenex, Inc.:
Oncology Innovation Platform	$(958)	$(27,603)
Global Supply Chain Platform	(5,986)	(767)
Commercial Platform	(12,485)	(6,863)
Total consolidated net loss attributable to Athenex, Inc.	$(19,429)	$(35,233)

	Three Months Ended March 31,
	2020	2019
Total depreciation and amortization:
Oncology Innovation Platform	$175	$189
Global Supply Chain Platform	496	311
Commercial Platform	415	379
Total consolidated depreciation and amortization	$1,086	$879

	March 31,	December 31,
	2020	2019
Total assets:
Oncology Innovation Platform	$156,358	$194,183
Global Supply Chain Platform	81,930	63,598
Commercial Platform	59,499	52,151
Total consolidated assets	$297,787	$309,932

	Three Months Ended March 31,
	2020	2019
Total revenue:
China	$28,513	$386
United States	17,522	20,335
India	—	777
Austria	—	2,173
United Kingdom	—	1,023
Other foreign countries	900	613
Total consolidated revenue	$46,935	$25,307

	March 31,	December 31,
	2020	2019
Total property and equipment, net:
United States	$12,467	$11,486
China	12,149	11,667
Total consolidated property and equipment, net	$24,616	$23,153

Customer revenue and accounts receivable concentration amounted to the following for the identified periods. These customers relate to the Commercial Platform segment and the Global Supply Chain Platform segment.

	Three Months Ended March 31,
	2020	2019
Percentage of total revenue by customer:
Customer A	60%	0%
Customer B	11%	22%
Customer C	9%	21%
Customer D	7%	12%

	March 31,	December 31,
	2020	2019
Percentage of total accounts receivable by customer:
Customer A	58%	0%
Customer B	14%	45%
Customer C	13%	31%
Customer D	8%	10%

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

The Company out-licenses certain of its IP to other pharmaceutical companies in specific territories that allow the customer to use, develop, commercialize, or otherwise exploit the licensed IP. In accordance with Topic 606, the Company analyzes the contracts to identify its performance obligations within the contract. Most of the Company’s out-license arrangements contain multiple performance obligations and variable pricing. After the performance obligations are identified, the Company determines the transaction price, which generally includes upfront fees, milestone payments related to the achievement of developmental, regulatory, or commercial goals, and royalty payments on net sales of licensed products. The Company considers whether the transaction price is fixed or variable, and whether such consideration is subject to return. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If any portion of the transaction price is constrained, it is excluded from the transaction price until the constraint no longer exists. The Company then allocates the transaction price to the performance obligation to which the consideration is related. Where a portion of the transaction price is received and allocated to continuing performance obligations under the terms of the arrangement, it is recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. For the three months ended March 31, 2020, the Company recognized revenue of $28.3 million, net of $1.7 million value added tax (“VAT”) collected on behalf of the third party when it had transferred the IP to the customer, and recognized $0 for the same period ended March 31, 2019.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint and adjusts its estimate of the transaction price as appropriate.  To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price.  The Company recognized revenue allocated to development performance obligations upon transfer to the customer of $0 for each of the three months ended March 31, 2020 and 2019.

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

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation.  The Company did not use any other significant judgments related to out-licensing revenue during the three months ended March 31, 2020 and 2019.

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

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of March 31, 2020, and December 31, 2019, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $14.9 million and $14.4 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $24.9 million, and $17.5 million for the three months ended March 31, 2020, and 2019, respectively.

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

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer.

	For the Three Months Ended March 31, 2020
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
China	$28,308	$205	$—	$28,513
United States	—	1,980	15,542	17,522
Other foreign countries	79	821	—	900
Total revenue	$28,387	$3,006	$15,542	$46,935

	For the Three Months Ended March 31, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$5,660	$14,675	$20,335
Austria	—	2,173	—	2,173
United Kingdom	—	1,023	—	1,023
India	—	777	—	777
China	144	242	—	386
Other foreign countries	—	613	—	613
Total revenue	$144	$10,488	$14,675	$25,307

The Company also disaggregates its revenue by product group which can be found in Note 13 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers. The Company has not recorded any contract assets from contracts with customers.

	March 31, 2020	December 31, 2019
	(In Thousands)
Accounts receivable, gross	$66,406	$31,207
Chargebacks and other deductions	(14,858)	(14,394)
Provision for credit losses	(130)	(124)
Accounts receivable, net	$51,418	$16,689
Deferred revenue	75	218
Total contract liabilities	$75	$218

The following tables illustrate accounts receivable and contract asset balances by reportable segments.

	March 31, 2020
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$30,110	$1,505	$34,791	$66,406
Chargebacks and other deductions	—	(1)	(14,857)	(14,858)
Provision for credit losses	—	(116)	(14)	(130)
Accounts receivable, net	30,110	1,388	19,920	51,418

	December 31, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$49	$1,522	$29,636	$31,207
Chargebacks and other deductions	—	(1)	(14,393)	(14,394)
Provision for credit losses	—	(114)	(10)	(124)
Accounts receivable, net	$49	$1,407	$15,233	$16,689

As of March 31, 2020, $30.0 million of accounts receivable, net, related to an upfront fee receivable in connection with the license agreement entered into with Guangzhou Xiangxue Pharmaceutical Co., Ltd (“Xiangxue”) in December 2019 (the “2019 Xiangxue License Agreement”). During the three months ended March 31, 2020, the Company satisfied its performance obligation under the 2019 Xiangxue License Agreement to deliver to Xiangxue a license of functional IP and the data required to use and benefit from the use of the IP. The Company recorded $28.3 million of consideration receivable, net of $1.7 million VAT, that was allocated to the performance obligation. This amount is recorded within accounts receivable, net on the Company’s condensed consolidated balance sheet.

As of March 31, 2020, $0.1 million of the deferred revenue balance relates to customer deposits made by customers of the Global Supply Chain Platform and is included within accrued expenses on the condensed consolidated balance sheet. Upon the delivery of certain drug product, the Company will recognize revenue of $0.1 million. Other amounts included within the deferred revenue balance are not material to the consolidated financial statements.

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

There were no other material changes to contract balances during the three months ended March 31, 2020.

15. Commitments and Contingencies

Future minimum payments under the non-cancelable operating leases consists of the following as of March 31, 2020 (in thousands):

Year ending December 31:	Minimum payments
2020 (remaining nine months)	$2,278
2021	2,837
2022	2,617
2023	2,096
2024	2,002
Thereafter	1,950
$13,780

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019. Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Athenex,” the “Company,” “we,” “us,” and “our” refer to Athenex, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business. In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

We are organized around three operating segments: (1) our Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; (2) our Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs; and (3) our Global Supply Chain Platform, dedicated to providing a stable and efficient supply of APIs for our clinical and commercial efforts. Our current clinical pipeline in the Oncology Innovation Platform is derived from four different proprietary technologies: (1) Orascovery, based on a P-glycoprotein or P-gp, pump, inhibitor, (2) Src Kinase inhibition, (3) TCR-T immunotherapy, and (4) arginine deprivation therapy.

Significant developments in our Orascovery platform include the following:

On April 9, 2020, we announced that we participated in a constructive meeting with the U.S. Food and Drug Administration (FDA) as scheduled, to discuss the clinical section of our New Drug Application (NDA) for oral paclitaxel and encequidar (“Oral Paclitaxel”) for the treatment of metastatic breast cancer. We are on track to submit the NDA in accordance with the FDA's guidance, and will provide a further update when the FDA’s official response to the filing becomes available.

We announced topline results in August 2019 for our Phase 3 study of Oral Paclitaxel for the treatment of metastatic breast cancer and presented further data of the Phase 3 study in an oral presentation at the 2019 San Antonio Breast Cancer Symposium, or SABCS, in December 2019. Results demonstrated that the study met its primary endpoint showing statistically significant improvement in overall response rate for Oral Paclitaxel compared to intravenous (“IV”) paclitaxel and neuropathy was less frequent with Oral Paclitaxel compared to IV paclitaxel. In addition, ongoing analysis of secondary endpoints of survival showed a strong trend favoring Oral Paclitaxel. In particular, Oral Paclitaxel showed a statistically significant improvement in overall survival compared to IV paclitaxel in the prespecified modified intention-to-treat population.

We are also evaluating Oral Paclitaxel in the treatment of angiosarcoma and in combination with other therapies, including anti-VEGF and anti-PD-1 therapies. In May 2019, we announced early and complete response data from a clinical study of Oral Paclitaxel in cutaneous angiosarcoma, and the study is continuing to enroll. Oral Paclitaxel also received Orphan Designations from the European Commission for the treatment of soft tissue sarcoma in October 2019. We are also studying Oral Paclitaxel with ramucirumab in a Phase 1b study in patients with advanced gastric cancer who failed previous chemotherapy. We presented results from the study at the 2019 European Society for Medical Oncology (ESMO) Congress on the first three patient cohorts and are continuing to advance in the expansion phase of the study. Our Phase 1/2 study of Oral Paclitaxel in combination with pembrolizumab, or Keytruda, in patients with advanced solid malignancies is ongoing.

In addition to the progress made with respect to our lead product candidate, we continued to advance our other Orascovery product candidates in 2019. We presented preliminary results with respect to our Phase 1 study of Oral Irinotecan at the American Society of Clinical Oncology annual meeting in May 2019 (“2019 ASCO Annual Meeting”). We are planning Phase 2 studies for both oral irinotecan and encequidar (“Oral Irinotecan”) and oral docetaxel and encequidar (“Oral Docetaxel”). A Phase 1 study of oral eribulin and encequidar (“Oral Eribulin”) in patients with solid tumors is ongoing.

We intend to establish Oral Paclitaxel as the chemotherapy of choice for patients receiving chemotherapy for metastatic breast cancer and intend to file a NDA with the FDA in 2020 to secure regulatory approval of Oral Paclitaxel for metastatic breast cancer, although we can provide no assurance that we will be successful in obtaining the FDA’s approval to commercialize Oral Paclitaxel. If we receive regulatory approval from the FDA, we plan to explore establishing Oral Paclitaxel in other oncology indications where we believe taxanes will continue to be a foundational treatment and continue to explore combination therapies. Our strategy is to develop and, if we receive approval from the FDA, commercialize Oral Paclitaxel in the U.S. through our Commercial Platform. We also plan to evaluate marketing options outside of the U.S., including using our internal resources, partnering with others, or out-licensing the product. In 2020, we plan to focus on:

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

Significant developments in our Src Kinase inhibition platform include the following:

In March 2020, we announced that the FDA has completed its filing review and determined that our NDA for tirbanibulin ointment (formerly known as KX2-391 or KX-01 ointment) for the treatment of actinic keratosis (AK) is sufficiently complete to permit a substantive review. Under the Prescription Drug User Fee Act (PDUFA), the FDA has set a target action date of December 30, 2020.  Additionally, the FDA has communicated that it is not currently planning on holding an advisory committee to discuss the application. In March 2020, Almirall also announced that the European Medicines Agency (EMA) accepted the filing of a European marketing authorization for tirbanibulin ointment for the treatment of AK.

We completed two Phase 3 studies for tirbanibulin ointment in the treatment of AK and presented topline results from the two Phase 3 studies in a late breaker session at the 2019 annual meeting of the American Academy of Dermatology (AAD). The results showed that both studies achieved their primary endpoint with 44% and 54% of patients in studies KX01-AK-003 and KX01-AK-004, respectively, achieving 100% AK lesion clearance at Day 57 within the face or scalp treatment areas. There was a statistically significant greater clearance rate in favor of tirbanibulin ointment 1% versus vehicle in each study and in each of the pre-defined patient subgroups. Safety results showed that tirbanibulin ointment was well tolerated. In October 2019, we announced a progress update for tirbanibulin ointment in the treatment of AK from our partner Almirall, S.A. (“Almirall”), with whom we are collaborating for the development and commercialization of tirbanibulin in the U.S. and Europe.

A study of tirbanibulin ointment 1% in psoriasis once daily for five days in a Phase 1 clinical trial sponsored by our partner, PharmaEssentia Corp. (“PharmaEssentia”), is ongoing.

With respect to KX2-361(formerly known as KX-02), our other Src Kinase inhibition platform product candidate, we announced in September 2019 that our partner, Xiangxue, initiated a Phase 1 study in China of KX2-361 oral treating advanced malignant solid tumors on the strength of encouraging results in preclinical studies.

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

Recent business updates and COVID-19 related measures

In the first quarter of 2020, after monitoring developments related to the spread of COVID-19, we have undertaken a number of measures in response to the COVID-19 pandemic, with a goal to prioritize the health and safety of our employees and ensure continuity in our business. These measures include implementing a work-from-home policy at various times and other efforts in accordance with recommendations by local authorities for certain of our personnel across the globe as well as imposing restrictions on travel and in-person meetings to protect the health and safety of our workforce while we continue to advance our clinical programs and operations. While our operations in China were disrupted from late January to early March due to the COVID-19 pandemic, during March our Chinese operations returned to normal operation.  We have been deemed an “essential business” by New York State and as a result, we have experienced minimal disruptions at our New York-based operations in Clarence and Buffalo.  We have supplied our employees with face coverings and other necessary personal protective equipment and have taken other measures to reduce the risk of the spread of COVID-19 at our work sites. Currently, construction at our Dunkirk facility is proceeding according to schedule and our recently constructed API plant in Chongqing also remains on schedule to commence operations during the second half of 2020. We are actively monitoring our operations and supply chain across the globe and are making adjustments to respond to logistical challenges that arise due to COVID-19 where appropriate. Further, we have opened up our production facilities to produce medicines that are used to treat COVID-19 as part of our commitment to contribute to the COVID-19 relief effort.

With respect to our clinical development program, our anticipated timelines for our later-stage product candidates remain largely unaffected by COVID-19. However, for our earlier stage product candidates, in line with the industry overall, we have experienced and expect to continue to experience, slowed enrollment for our clinical trials as well as suspensions in our clinical trials as healthcare resources are diverted to address the COVID-19 pandemic. We remain committed to advancing our pipeline while ensuring the safety of all participants as well as the integrity of the data and will monitor developments with respect to COVID-19 as well as industry and regulatory best practices for continuing clinical development programs during the pandemic, including, if and where appropriate, the use of virtual communications, interviews and visits as well as self-administration and remote monitoring techniques to address health and safety concerns while minimizing disruptions and delays to our clinical development timelines.

We also put in place a number of measures intended to adjust/allocate resources towards prioritizing key business operations such as clinical and regulatory activities for later-stage product candidates and pre-launch commercial activities, and to delay or defray compensation costs in order to preserve our cash on hand and liquidity during a volatile period in the U.S. and global capital markets. In addition to deferring the payment of 2019 bonuses and freezing base pay across the Company, we entered into an arrangement with our chairman and chief executive officer, Dr. Lau on March 24, 2020 whereby Dr. Lau has agreed to receive options to purchase shares of our common stock in lieu of his remaining base salary for fiscal 2020. Under the terms of the arrangement, Dr. Lau reduced his remaining base for fiscal 2020 to $40,000 in cash and, in exchange for his remaining base salary, agreed to receive a stock option to purchase 55,045 shares of common stock pursuant to our 2017 Omnibus Incentive Plan. The stock option vests in one lump sum on December 31, 2020. The grant date fair value of the stock option was equivalent to the value of Dr. Lau’s foregone base salary.

On March 31, 2020, we entered into a letter agreement with Xiangxue to amend certain provisions of the 2019 Xiangxue License Agreement. Pursuant to the letter agreement, Xiangxue acknowledges and agrees that Athenex is entitled to payment of the US $30 million upfront payment (the “Upfront Payment”) under the 2019 Xiangxue License Agreement. The parties further acknowledge certain difficulties Xiangxue has experienced due to the COVID-19 pandemic in making the Upfront Payment. Therefore, in order to facilitate Xiangxue’s payment of the Upfront Payment to Athenex, the parties have agreed to make certain allowances to the payment timeline as well as the payment mechanics. In particular, the parties have agreed that, notwithstanding the provisions of the 2019 Xiangxue License Agreement to the contrary,  XPH shall be entitled to make the Upfront Payment in Chinese Renminbi to Chongqing Taihao Pharmaceutical Co. Ltd. (“Taihao”), Athenex’s wholly owned subsidiary in China, and that XPH shall remit the gross amount of the Upfront Payment to Taihao with Athenex bearing the responsibility for value added taxes with respect to the same.

Financial Summary and Outlook

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

For the three months ended March 31, 2020, our net loss was $19.7 million, compared to $36.2 million for the same period in 2019. Net loss for the three months ended March 31, 2020 was impacted by foreign tax withholding in relation to license revenue recognized in the period. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $586.9 million and $567.5 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, and private placements, and to a lesser extent, from convertible bond financing, a senior secured loan, revenue, and grant funding. Due to the COVID-19 pandemic, access to public and private debt and equity markets may be limited during 2020. As of March 31, 2020, we had cash, cash equivalents of $72.0 million, which included $8.7 million funded by New York State for the construction of the Dunkirk facility, and short-term investments of $41.7 million.

Key Components of Results of Operations

Revenue

We derive our consolidated revenue primarily from (i) the sales of generic injectable products by our Commercial Platform; (ii) the sales of 503B and API products by our Global Supply Chain Platform; (iii) licensing and collaboration projects conducted by our Oncology Innovation Platform, which generates revenue in the form of upfront payments, milestone payments, and payments received for providing research and development services for our collaboration projects and for other third parties; and (iv) grant awards from government agencies and universities for our continuing research and development efforts.

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

Research and development activities are central to our business model. We expect our research and development expenses to continue to increase for the foreseeable future as we continue to support the clinical trials of Oral Paclitaxel, Oral Irinotecan, Oral Docetaxel, Oral Topotecan, Oral Eribulin, tirbanibulin ointment, tirbanibulin oral and KX2-361, as well as initiate and prepare for additional clinical and preclinical studies, including TCR-T and Arginine deprivation program activities. We also expect spending to increase in the research and development for API, 503B and specialty products. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will likely impact our clinical development programs and plans.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$18,547	$25,163	$(6,616)	-26%
License fees and other revenue	28,388	144	28,244	NM
Total revenue	46,935	25,307	21,628
Cost of sales	(19,572)	(19,902)	330	-2%
Research and development expenses	(17,192)	(24,475)	7,283	-30%
Selling, general, and administrative expenses	(25,748)	(15,188)	(10,560)	70%
Interest income	413	283	130	46%
Interest expense	(1,673)	(1,755)	82	-5%
Income tax expense	(2,881)	(500)	(2,381)	NM
Net loss	(19,718)	(36,230)	16,512
Less: net loss attributable to non-controlling interests	(289)	(997)	708	-71%
Net loss attributable to Athenex, Inc.	$(19,429)	$(35,233)	$15,804

Revenue

Revenue from product sales decreased to $18.5 million for the three months ended March 31, 2020, from $25.2 million for the three months ended March 31, 2019, a decrease of $6.6 million or 26%. This decrease was primarily attributable to a decrease in API and 503B products sales of $3.8 million, and $3.4 million, respectively, due to the suspension of production of commercial batches at our API facilities and the discontinued vasopressin sales. These decreases were partially offset by an increase in specialty product revenue of $0.9 million with the launch and sales of two new products. We recognized $28.3 million in license revenue, net of $1.7 million VAT, for the three months ended March 31, 2020, pursuant to the license agreement entered into with Xiangxue in December 2019.

Cost of Sales

Cost of sales for the three months ended March 31, 2020 totaled $19.6 million, a decrease of $0.3 million, or 2%, as compared to $19.9 million for the three months ended March 31, 2019. We continued to incur fixed costs despite decreased production at our API and APS plants. Changes in the availability of products and market demand could increase or decrease our revenue and gross profit in the future.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2020 totaled $17.2 million, a decrease of $7.3 million, or 30%, as compared to $24.5 million for the three months ended March 31, 2019. This was primarily due to a decrease in licensing fees, preclinical operations, and clinical operations and included the following:

•	$5.7 million decrease in drug licensing costs related to specialty product in-license expenses and an upfront license payment due to XLifeSc related to TCR-T technology incurred during the prior year;
•

$1.7 million decrease of clinical studies costs related to the supply of encequidar and tirbanibulin ointment for clinical studies. In addition, patient costs on the two Phase 3 tirbanibulin studies continued to decrease as both Phase 3 studies wound down; and

•	$1.3 million decrease of preclinical operations related to fewer up-front expenses for Arginine Deprivation Therapy, and a decrease in API research and development costs.

The decrease in these R&D expenses was offset by an increase of $1.3 million in compensation expense and regulatory costs in connection with our NDA preparations.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended March 31, 2020 totaled $25.7 million, an increase of $10.5 million, or 70%, as compared to $15.2 million for the three months ended March 31, 2019. This was primarily due to an increase of $7.6 million related to the costs of preparing to commercialize our proprietary drugs, if approved, and an increase of $2.9 million of general administrative expense, including professional service fees and other operating expenses.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments and remained consistent for the three months ended March 31, 2020 and 2019. Interest expense totaled $1.7 million for both the three months ended March 31, 2020 and 2019. The interest expense in the both periods was incurred from our long-term debt with Perceptive entered into during the third quarter of 2018.

Income Tax Expense

For the three months ended March 31, 2020, we incurred income tax expense of $2.9 million, compared to $0.5 million for the same period in 2019. The increase in income tax expenses was primarily attributable to foreign tax withholding in relation to license revenue recognized in the three months ended March 31, 2020.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our R&D programs, SG&A costs associated with our operations, and the development of our specialty drug operations in our Commercial Platform and 503B operations and the investment we are making in our pre-launch activities in anticipation of commercializing our proprietary drugs. We incurred net losses of $19.7 million and $36.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $586.9 million. Our operating activities used $45.5 million and $33.0 million of cash during the three months ended March 31, 2020 and 2019, respectively. We intend to continue to advance our various clinical and pre-clinical programs which we expect will lead to increased cash outflow of R&D costs and increase our investments in commercialization activities for our proprietary drugs. In addition, we can provide no assurance that the funding requirements to diversify the product portfolio for specialty drug products in the Commercial Platform and 503B operations will decline in the future. As of March 31, 2020 we had cash and cash equivalents of $72.0 million, which included $8.7 million funded by New York State for the construction of the Dunkirk facility, and short-term investments of $41.7 million.

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

We expect that our cash and cash equivalents, and short-term investments as of March 31, 2020, together with cash to be generated from our operating activities, will enable us to fund our operations into the first quarter of 2021, but will not be sufficient to fund current operating plans through one year after the date that these condensed consolidated financial statements are issued. We expect that our expenses will increase as we continue to fund clinical and preclinical development of our research programs, pre-launch activities of our proprietary drugs, funding of our Commercial Platform and manufacturing facilities, and working capital and other general corporate purposes. We have based our estimates on assumptions that might prove to be wrong, and we might use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to accurately estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

We believe that the existing cash and cash equivalents, and short-term investments will not be sufficient to enable us to complete all necessary development or commercially launch our proprietary drug candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and government grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and might require the issuance of warrants, which could potentially dilute the ownership interest of holders of common stock. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we might have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that might not be favorable to us. The COVID-19 pandemic has reduced the valuation of many publicly traded stocks, including our own, and has disrupted capital markets in the U.S. and globally.  Until global economies recover, we may not be able to raise additional funds through equity or debt financings. If we are unable to raise additional funds through equity or debt financings when needed, we might be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(45,545)	$(32,971)
Net cash (used in) provided by investing activities	(10,451)	52,198
Net cash provided by financing activities	732	976
Net effect of foreign exchange rate changes	(427)	1,006
Net (decrease) increase in cash and cash equivalents	$(55,691)	$21,209

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

Net cash used in operating activities was $45.5 million for the three months ended March 31, 2020. This resulted primarily from our net loss of $19.7 million, adjusted for non-cash charges of $3.8 million, and by cash used by our operating assets and liabilities of $29.7 million, the majority of which was due to the licensing fee receivable. Our operating assets increased $34.7 million for accounts receivable mainly related to the contract asset recognized from license revenue in the current period as well as increases sales of specialty products, $3.1 million for inventory of all drug products, and offset by a $3.7 million decrease in prepaids and other assets. Our operating liabilities increased by $4.4 million mainly due to an increase related the construction of our Dunkirk facility. Our net non-cash charges during the three months ended March 31, 2020 primarily consisted of $2.3 million of stock-based compensation expense and $1.1 million depreciation and amortization expense.

Net cash used in operating activities was $33.0 million for the three months ended March 31, 2019. This resulted primarily from our net loss of $36.2 million, adjusted for non-cash charges of $3.4 million, and by cash used by our operating assets and liabilities of $0.2 million. Our operating assets increased $7.6 million for accounts receivable mainly related to the increase sales of our specialty products, API and 503B products during the three months ended March 31, 2019, and $11.9 million for prepaid and accrued expenses related to Dunkirk construction. Inventory decreased by $3.6 million primarily related to the sale of specialty drugs. Our operating liabilities increased by $16.4 million mainly due to an increase in accrued license fees and accrued inventory purchases. Our net non-cash charges during the three months ended March 31, 2019 primarily consisted of $1.8 million of stock-based compensation expense, $0.9 million depreciation and amortization expense and $0.5 million of deferred income tax expense.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $10.5 million for the three months ended March 31, 2020, compared to $52.2 million net cash provided in the three months ended March 31, 2019. The difference was primarily due to more cash being used in 2020 to purchase short-term investments, including commercial paper, corporate notes, and U.S. government bonds, while more cash was obtained by the maturities of short-term investments in 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2020, which primarily consisted of $0.4 million from the issuance of debt to fund our new API plant in China and $0.3 million from the exercise of stock options.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2020 is as follows:

	Payments Due by Period
	Within 1 Year	1 to 3 years	3 to 5 years	More than 5 years	Total Amounts Committed
	(in thousands)
Operating leases	$2,985	$5,276	$4,070	$1,449	$13,780
Long-term debt	674	1,817	54,239	—	56,730
Finance lease obligations	214	182	—	—	396
Licensing fees	384	—	—	—	384
	$4,257	$7,275	$58,309	$1,449	$71,290

The above table includes the Company’s operating leases and the amounts committed under those leases by each location: (1) the rental of our global headquarters in the Conventus Center for Collaborative Medicine in Buffalo, NY; (2) the rental of our research and development facility in the IC Development Centre in Hong Kong; (3) the rental of the Commercial Platform headquarters in Chicago, IL; (4) the rental of our clinical research headquarters in Cranford, NJ; (5) the rental of our clinical data management center in Taipei, Taiwan; (6) the rental of 8 facilities of our contract research organization throughout Latin America; (7) the rental of our Global Supply Chain distribution office in Houston, TX; (8) the rental of our Global Supply Chain API manufacturing facility in Chongqing, China; and (9) the rental of other facilities and equipment located mainly in Buffalo, NY.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Chinese Renminbi (“RMB”). In the three months ended March 31, 2020 and 2019, approximately 0% and 1%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

Currency Convertibility Risk

A portion of our revenues and expenses, and a portion of our assets and liabilities are denominated in RMB. The PRC government uses a single rate of exchange as quoted daily by the People’s Bank of China, (“PBOC”). The PRC imposes a number of procedural requirements that limit the ability to readily convert RMB into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approvals of foreign currency payments by the PBOC or other institutions require submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of the RMB is subject to changes in PRC central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Interest Rate Sensitivity

We had cash, cash equivalents, and short-term investments of $113.7 million as of March 31, 2020. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in U.S. market interest rates is not expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

We have 5-year $50.0 million loan agreement with Perceptive, which closed on July 3, 2018, bearing interest at a floating per annum rate equal to 1-Month LIBOR (with a floor of 2%) plus 9%. If 1-Month LIBOR increased by 1%, we would be required to pay Perceptive an additional $0.5 million in interest annually. If 1-Month LIBOR decreased by 1%, we would be required to pay Perceptive $0.5 million less in interest annually. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. In the event LIBOR can no longer be determined, the parties shall mutually establish an alternative rate of interest and until such time that rate is agreed, the reference rate for purposes of the loan shall be the Wall Street Journal Prime Rate. As of March 31, 2020, we did not have any outstanding interest rate swap contracts.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.  Other than as described below, there have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic could adversely impact our business, including our commercial operations, clinical development activities and clinical trials.

As a result of the COVID-19 pandemic, we have experienced difficulties in clinical trial recruitment in the first quarter of 2020, suspensions of early stage trials and disruptions in production at our Chongqing API production facility. The future impact of the COVID-19 pandemic on our business and operations is largely unknown and the situation is fluid. The extent to which our business and operations may be impacted by the pandemic will depend on a number of factors, including (i) the ultimate spread and severity of the outbreaks in the U.S. and globally, (ii) the existence of additional waves of outbreak as containment measures are lifted, (iii) the scope, duration and impact of containment measures on individuals and businesses, and (iv) the timing to market and relative availability of testing and treatment options for COVID-19. If the pandemic worsens or we experience additional waves of outbreak on a local, national or global scale, we may experience a multitude of additional disruptions that could severely impact our business, operations, clinical development activities and planned clinical trials, including without limitation, the following:

•

a spread of COVID-19 among our workforce and/or management team, which would result in our reduced capacity to manage our business to the extent key personnel are impacted or our personnel are impacted in significant numbers;

•

delays or difficulties in clinical trials, which could include continued suspensions of early stage trials, difficulties enrolling patients in clinical trials and/or disruptions to ongoing trials based on the attrition of patients as a result of contracting or being exposed to COVID-19, facility closures or limitations on the use of hospitals as clinical trial sites and governmental restrictions on “non-essential” procedures and activities, any of which may further delay our clinical development plans and timelines and also may impact the integrity of our clinical trial data for ongoing trials;

•	temporary or long-term disruptions in our supply chains and resulting delays in the delivery of products, services or other materials necessary for our operations;

•	interruptions in FDA operations or the operations of comparable foreign regulatory agencies, which may in turn impact our timelines for receiving regulatory approvals and feedback;

•	complete or partial shutdowns of the construction efforts at our Dunkirk or PRC facilities or additional production slowdowns or stoppages at our Chongqing facility;

•	disruptions due to the increased cybersecurity vulnerabilities caused by remote work and a distributed workforce, including data breaches and data loss;

•

interruption or delays in our and our partners ability to meet expected clinical development deadlines or to comply with contractual commitments with respect to the same, including timelines around preclinical studies and planned clinical trials which could in turn delay overall developmental and commercialization timelines; and

•

limitations on our ability to engage in marketing and public relations due to restrictions on travel as well as the widespread cancellation of conferences and events targeting the biotech and medical fields.

Each of these disruptions as well as others arising from the COVID-19 pandemic could adversely impact our ability to conduct clinical development activities, planned clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

The COVID-19 pandemic has caused and could continue to cause severe losses, disruption and volatility in the capital markets, which could increase our future cost of capital and have an adverse effect on our ability to raise additional capital.

The COVID-19 pandemic has had a profound effect on general economic activity and conditions in the first quarter of 2020 and has resulted in significant market losses, extreme market volatility. This has in turn negatively impacted the trading price for our common stock. Protracted restrictions on individuals and businesses intended to quell the spread of COVID-19 and/or significant changes in consumer behavior as a result of the pandemic could further trigger a period of sustained U.S. and/or global economic instability, recession or depression. As a result of which, we may face difficulties accessing capital through the capital markets or otherwise on favorable terms or at all.  If we are unable to obtain additional funding on a timely basis or on acceptable terms, we may have to delay, limit, reduce or terminate our research and development programs, preclinical studies or clinical trials, limit our marketing and commercialization activities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through partnerships or alternative financing arrangements that may require us to relinquish valuable rights to our technologies, future revenue streams, and/or product candidates or otherwise grant rights to develop and market product candidates or products that we would otherwise prefer to retain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.11^	License Agreement by and between Kinex Pharmaceuticals, Inc. and PharmaEssentia Corp., effective as of December 16, 2013.	—	—	—	Filed herewith

10.11.2^	Second Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of November 27, 2018.	—	—	—	Filed herewith

10.13^	License Agreement by and between Kinex Pharmaceuticals, LLC and Guangzhou Xiangxue New Drug Discovery and Development Company Limited, effective as of May 6, 2012.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) and the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

^

An extension of confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athenex, Inc.

Date: May 7, 2020	By:	/s/ Johnson Y.N. Lau
Chief Executive Officer and Board Chairman (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Randoll Sze
Chief Financial Officer (Principal Financial and Accounting Officer)