Form 10-Q
period 2020-06-30
Athenex, Inc.
filed 2020-08-06
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 81,725,534 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$105,901	$127,674
Restricted cash	11,000	—
Short-term investments	10,414	33,139
Accounts receivable, net of chargebacks and other deductions of $12,769 and $14,394, respectively, and provision for credit losses of $163 and $124, respectively	38,620	16,689
Inventories	31,143	32,630
Prepaid expenses and other current assets	19,528	20,794
Total current assets	216,606	230,926
Property and equipment, net	26,867	23,153
Goodwill	38,496	38,513
Intangible assets, net	8,015	8,522
Operating lease right-of-use assets, net	7,846	8,818
Other assets	222	—
Total assets	$298,052	$309,932
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,945	$23,331
Accrued expenses	47,144	44,307
Current portion of operating lease liabilities	2,713	3,010
Current portion of long-term debt	1,107	880
Total current liabilities	66,909	71,528
Long-term liabilities:
Long-term operating lease liabilities	6,850	7,620
Long-term debt and finance lease obligations	95,389	52,366
Deferred tax liabilities	51	—
Other long-term liabilities	2,607	2,563
Total liabilities	171,806	134,077
Commitments and contingencies (See Note 16)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at June 30, 2020 and December 31, 2019; 83,362,454 and 83,231,063 shares issued at June 30, 2020 and December 31, 2019, respectively; 81,689,534 and 81,558,143 shares outstanding at June 30, 2020 and December 31, 2019, respectively	83	83
Additional paid-in capital	775,042	763,648
Accumulated other comprehensive loss	(1,067)	(635)
Accumulated deficit	(627,345)	(567,465)
Less: treasury stock, at cost; 1,672,920 shares at June 30, 2020 and December 31, 2019	(7,406)	(7,406)
Total Athenex, Inc. stockholders' equity	139,307	188,225
Non-controlling interests	(13,061)	(12,370)
Total stockholders' equity	126,246	175,855
Total liabilities and stockholders' equity	$298,052	$309,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product sales, net	$40,167	$22,033	$58,714	$47,196
License and other revenue	5	164	28,393	308
Total revenue	40,172	22,197	87,107	47,504
Cost of sales	33,006	16,942	52,578	36,844
Gross Profit	7,166	5,255	34,529	10,660
Operating expenses:
Research and development expenses	22,015	18,507	39,207	42,982
Selling, general, and administrative expenses	17,486	17,169	43,234	32,357
Total operating expenses	39,501	35,676	82,441	75,339
Operating loss	(32,335)	(30,421)	(47,912)	(64,679)
Interest income	185	475	598	758
Interest expense	1,565	1,754	3,238	3,509
Loss on extinguishment of debt	7,230	—	7,230	—
Loss before income tax expense	(40,945)	(31,700)	(57,782)	(67,430)
Income tax expense	106	405	2,987	905
Net loss	(41,051)	(32,105)	(60,769)	(68,335)
Less: net loss attributable to non-controlling interests	(600)	(74)	(889)	(1,071)
Net loss attributable to Athenex, Inc.	$(40,451)	$(32,031)	$(59,880)	$(67,264)
Unrealized gain (loss) on investment, net of income taxes	117	(83)	49	(80)
Foreign currency translation adjustment, net of income taxes	(43)	(446)	(481)	622
Comprehensive loss	$(40,377)	$(32,560)	$(60,312)	$(66,722)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 13)	$(0.50)	$(0.44)	$(0.73)	$(0.96)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 13)	81,564,441	73,114,392	81,551,995	70,079,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share data)

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2019	68,668,986	$69	$591,064	$(443,716)	$(656)	(1,672,920)	$(7,406)	$139,355	$(10,586)	$128,769
Stock-based compensation cost	—	—	1,693	—	—	—	—	1,693	—	1,693
Stock options and warrants exercised	49,632	—	278	—	—	—	—	278	—	278
Net loss	—	—	—	(35,233)	—	—	—	(35,233)	(997)	(36,230)
Other comprehensive income, net of tax	—	—	—	—	1,071	—	—	1,071	—	1,071
Balance at March 31, 2019 (unaudited)	68,718,618	69	593,035	(478,949)	415	(1,672,920)	(7,406)	107,164	(11,583)	95,581
Sale of common stock, net of costs of $54	10,033,362	10	100,309	—	—	—	—	100,319	—	100,319
Stock-based compensation cost	92,723	—	3,382	—	—	—	—	3,382	—	3,382
Stock options exercised	92,442	—	559	—	—	—	—	559	—	559
Net loss	—	—	—	(32,031)	—	—	—	(32,031)	(74)	(32,105)
Other comprehensive loss, net of tax	—	—	—	—	(529)	—	—	(529)	—	(529)
Balance at June 30, 2019 (unaudited)	78,937,145	$79	$697,285	$(510,980)	$(114)	(1,672,920)	$(7,406)	$178,864	$(11,657)	$167,207

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2020	83,231,063	$83	$763,648	$(567,465)	$(635)	(1,672,920)	$(7,406)	$188,225	$(12,370)	$175,855
Stock-based compensation cost	—	—	1,864	—	—	—	—	1,864	—	1,864
Restricted stock expense	(3,000)	—	397	—	—	—	—	397	—	397
Stock options exercised	70,200	—	344	—	—	—	—	344	—	344
Net loss	—	—	—	(19,429)	—	—	—	(19,429)	(289)	(19,718)
Other comprehensive loss, net of tax	—	—	—	—	(506)	—	—	(506)	—	(506)
Balance at March 31, 2020 (unaudited)	83,298,263	83	766,253	(586,894)	(1,141)	(1,672,920)	(7,406)	170,895	(12,659)	158,236
Sale of common stock and issuance of stock in connection with acquisition	51,691	—	269	—	—	—	—	269	—	269
Stock-based compensation cost	—	—	2,640	—	—	—	—	2,640	—	2,640
Restricted stock expense	—	—	413	—	—	—	—	413	—	413
Stock options exercised	12,500	—	125	—	—	—	—	125	—	125
Issuance of warrants, net	—	—	5,342	—	—	—	—	5,342	—	5,342
Non-controlling interests	—	—	—	—	—	—	—	—	198	198
Net loss	—	—	—	(40,451)	—	—	—	(40,451)	(600)	(41,051)
Other comprehensive income, net of tax	—	—	—	—	74	—	—	74	—	74
Balance at June 30, 2020 (unaudited)	83,362,454	$83	$775,042	$(627,345)	$(1,067)	(1,672,920)	$(7,406)	$139,307	$(13,061)	$126,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(60,769)	$(68,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,121	1,807
Stock-based compensation expense	5,314	5,075
Amortization of debt discount	553	513
Loss on disposal of assets and impairment charges	173	—
Loss on extinguishment of debt	7,230	—
Deferred income taxes	51	486
Changes in operating assets and liabilities:
Receivables, net	(21,931)	3,387
Prepaid expenses and other assets	1,044	(25,310)
Inventories	1,487	1,548
Accounts payable and accrued expenses	(5,341)	43,056
Net cash used in operating activities	(70,068)	(37,773)
Cash flows from investing activities:
Purchase of property and equipment	(4,566)	(4,891)
Payments for licenses	(83)	(4,175)
Purchases of short-term investments	(23,571)	(43,461)
Sales and maturities of short-term investments	46,345	57,291
Net cash provided by investing activities	18,125	4,764
Cash flows from financing activities:
Proceeds from sale of stock	269	100,373
Proceeds from issuance of debt	95,164	3,649
Proceeds from issuance of warrants	5,836	—
Costs incurred related to the sale of stock	—	(54)
Costs incurred related to the issuance of debt and warrants	(6,125)	—
Proceeds from exercise of stock options	469	837
Investment from non-controlling interest	198	—
Repayment of finance lease obligations and long-term debt	(54,238)	(107)
Net cash provided by financing activities	41,573	104,698
Net (decrease) increase in cash, cash equivalents, and restricted cash	(10,370)	71,689
Cash, cash equivalents, and restricted cash, beginning of period	127,674	49,794
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(403)	715
Cash, cash equivalents, and restricted cash, end of period (See Note 3)	$116,901	$122,198
Supplemental cash flow disclosures
Interest paid	$3,081	$2,471
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$436	$1,174
Accrued purchases of licenses	$500	$—
Equipment purchased with capital lease obligation	$564	$—
Accrued cost of debt issuance	$287	$—
ROU assets derecognized from modification of operating lease obligations	$(468)	$—
ROU assets recognized in exchange for operating lease obligations	$353	$583

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

Significant Risks and Uncertainties

The Company has incurred operating losses since its inception and, as a result, as of June 30, 2020 and December 31, 2019 had an accumulated deficit of $627.3 million and $567.5 million, respectively. As of June 30, 2020, the Company had cash and cash equivalents of $105.9 million, restricted cash of $11.0 million, and short-term investments of $10.4 million. The Company believes that the existing cash and cash equivalents, restricted cash, and short-term investments will fund operations into the second quarter of 2021 but will not be sufficient to fund current operating plans through one year after the date that these unaudited condensed consolidated financial statements are issued.  This conclusion does not contemplate the additional funding the Company may receive through the Senior Credit Agreement and Revenue Interest Financing Agreement, further discussed below. The Company has based these estimates on assumptions that may prove to be wrong, and it could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. Operations have been funded primarily through the sale of common stock, senior secured loans, and to a lesser extent, from convertible bond financing, revenue, and grant funding. The Company will require significant additional funds to conduct clinical trials and to fund its commercialization and manufacturing operations. There can be no assurance that this funding will be available for our use when needed, or at all. In addition, disruptions in the capital markets and the operations of commercial partners due to the COVID-19 pandemic may make it difficult for us to raise additional funds. If adequate funds are not available, the Company may be required to delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. Further, if the Company is unable to obtain additional financing, the Company will need to reevaluate future operating plans. Although the Company plans to raise additional funds or access additional funding via the Senior Credit Agreement and Revenue Interest Financing, these plans are subject to market conditions which are outside of its control and based on the satisfaction of future milestone funding conditions, and therefore cannot be deemed to be probable. As a result, these uncertainties, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since there is uncertainty around the Company’s ability to achieve various funding conditions that trigger the lenders’ obligations to make payments under the Senior Credit Agreement and the Revenue Interest Financing Agreement, there can be no assurance that this funding will be available for our use when needed, or at all. However, if the Company meets applicable funding conditions, anticipated future proceeds from the Senior Credit Agreement and the Revenue Interest Financing Agreement, together with the existing cash and cash equivalents, restricted cash, and short-term investments, are estimated to extend the Company’s cash runway into 2022, as they provide us the financial flexibility to draw another $125.0 million and $50.0 million of contingent milestone-based, non-dilutive capital. See below for a description of the Senior Credit Agreement and Note 17 of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q for a description of the Revenue Interest Financing Agreement.

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

The Company entered into a senior secured loan agreement and related security agreements (the “Senior Credit Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) which contains various affirmative, negative, and financial covenants customary to agreements of this type. A breach of any of these covenants could result in a default. If a default under the Senior Credit Agreement is not cured or waived, the default could result in the acceleration of debt, which could require the Company to repay the outstanding debt in full prior to the date it is otherwise due together with exit fees and any applicable prepayment fees. If the Company defaults, the lenders may seek repayment through the Company’s subsidiary guarantors or by executing on the security interest granted pursuant to the Senior Credit Agreement. The Company was in compliance with all applicable covenants as of June 30, 2020.

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

Senior Secured Loan Agreement and Detachable Warrants

On June 19, 2020, the Company entered into the Senior Credit Agreement to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%. The first tranche of $100.0 million was drawn by the Company prior to June 30, 2020, with the proceeds used in part to repay in full the outstanding loan and fees under the credit agreement with Perceptive Advisors LLC and its affiliates (“Perceptive”). Additional debt tranches of $125 million in aggregate are available subject to the Company’s achievement of certain regulatory and commercial milestones. The Company is required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity.

In connection with our entry into the Senior Credit Agreement, the Company granted warrants to Oaktree to purchase up to an aggregate of up to 908,393 shares of the Company’s common stock at a purchase price of $12.63 per share. This transaction was accounted for as a detachable warrant at its fair value, using the relative fair value method, which is based on a number of unobservable inputs, and is recorded as an increase to additional paid-in-capital on the consolidated statement of stockholders’ equity.

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

Results of the Company’s operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020.

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

Credit Losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables and contract assets recorded under ASC 606, Revenue from Contracts with Customers (“Topic 606”). The Company considers historical collection rates, current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable and contract assets, the Company believes that the carrying value, net of excepted losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments.

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer, as the Company determined that risk profile of its customers is consistent based on the type and industry in which they operate. These customer classes include pharmaceutical wholesalers for specialty product sales, drug manufacturers for active pharmaceutical ingredient (API) sales, and hospitals and end-users for 503B sales. Each class of customer is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the pharmaceutical industry, including unemployment rates, industry indices, and other factors, to estimate if there are current expected credit losses within its trade receivables based on the trends and the Company’s expectation of the future status of such economic and industry-specific factors. The Company believes that its customers, the majority of which are in the pharmaceutical industries with sound financial condition, and therefore, the Company’s evaluation of macroeconomic and industry-specific factors did not have a significant impact on the provision for credit losses. As of June 30, 2020, the Company recorded a provision for credit losses of $0.2 million for accounts receivable related to the customer classes of pharmaceutical wholesalers, drug manufacturers, and hospitals and end users.

Expected credit losses related to contract assets are evaluated on an individual basis. The Company’s contract assets relate to upfront fees or milestone payments due from licensees for which the underlying performance obligations have been satisfied. The Company evaluates the financial status of the licensee and any historical payment activity from them. Macroeconomic and industry-specific factors are considered when estimated current expected credit losses related to contract assets. Contract assets are generally classified as short-term, and the Company is in frequent communication with licensees to establish timely payment terms. If the Company expects that credit losses exist for license-related contract assets, it will record provision for such losses against the contract asset. As of June 30, 2020, the Company determined that credit losses related to its contract assets recognized in connection with its license arrangements are not expected to be significant.

Concentration of Credit Risk, Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and short-term investments. The Company deposits its cash equivalents in interest-bearing money market accounts and certificates of deposit, invests in highly liquid U.S. treasury notes and high-quality investment grade commercial paper. The Company deposits its cash with multiple financial institutions. Cash balances exceed federally insured limits. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer and establishing a minimum allowable credit rating. The Company also has significant assets and liabilities overseas, including its manufacturing facility, and research and development facility in China, and therefore is subject to foreign currency fluctuation.

Recent Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” to improve reporting requirements specific to loans, receivables, and other financial instruments. The new standard requires that credit losses on financial assets, including trade receivables and held-to-maturity debt securities, measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model. In addition, ASC 326 requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses if the Company does not intend to sell or believes that it is more likely than not they will be required to sell, and limited to the amount by which carrying value exceeds fair value. The new standard also requires enhanced disclosure of credit risk associated with financial assets.

The standard is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The standard is required to be applied using the modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, upon adoption.

This standard became effective for us on January 1, 2020, and based on the composition of our trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures. A significant portion of the Company’s accounts receivable is from large pharmaceutical wholesalers in the U.S., and a licensing fee receivable from a public company in the People’s Republic of China (“PRC”). The Company’s estimate of expected credit losses as of June 30, 2020, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to retained earnings on the adoption date of the standard.

Subsequent Events

The Company reviewed and evaluated subsequent events through the issuance date of the Company’s unaudited condensed consolidated financial statements.

3. Restricted Cash

The Company has a restricted cash balance of $11.0 million as of June 30, 2020 held in a controlled bank account in connection with the Senior Credit Agreement, which requires the Company to maintain, in a debt service reserve account, a minimum cash balance equal to twelve months of interest on the outstanding loans under the Senior Credit Agreement.

4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials and purchased parts	$3,191	$4,176
Work in progress	1,453	1,870
Finished goods	26,499	26,584
Total inventories	$31,143	$32,630

5. Intangible Assets, net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	June 30, 2020
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets:
Licenses	$9,518	$4,358	$—	$5,160
Polymed customer list	1,593	1,291	—	302
Polymed technology	3,712	1,417	—	2,295
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	723	—	—	723
Effect of currency translation adjustment	(465)	—	—	(465)
Total intangible assets, net	$15,081	$7,066	$—	$8,015

	December 31, 2019
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$8,935	$3,561	$—	$5,374
Polymed customer list	1,593	1,164	—	429
Polymed technology	3,712	1,297	—	2,415
Product rights	530	360	170	—
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Effect of currency translation adjustment	(424)	—	—	(424)
Total intangibles, net	$15,074	$6,382	$170	$8,522

As of June 30, 2020, licenses at cost include an Orascovery license of $0.4 million, licenses purchased from Gland Pharma Limited (“Gland”) of $4.4 million, a license purchased from MAIA Pharmaceuticals, Inc. (“MAIA”) for $4.0 million, and licenses of other specialty products of $0.7 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase.  The license purchased from MAIA is being amortized over a period of 7 years, the remaining life of the license agreement at the time of purchase.

The remaining intangible assets were acquired in connection with the acquisitions of Polymed Therapeutics, Inc. (“Polymed”) and Comprehensive Drug Enterprises (“CDE”). Intangible assets are amortized using an economic consumption model over their useful lives. The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. The CDE in-process research and development, (“IPR&D”), will not be amortized until the related projects are completed. IPR&D is tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). The Company recorded no impairments of IPR&D during the six months ended June 30, 2020. The weighted-average useful life for all intangible assets was 7.69 years as of June 30, 2020.

The Company recorded $0.5 million of amortization expense for both the three-month periods ended June 30, 2020 and 2019, and $0.9 million of amortization expense for both the six-month periods ended June 30, 2020 and 2019, respectively.

The Company’s goodwill balance is the result of prior period acquisitions and is allocated to the Global Supply Chain Platform reporting unit and the Oncology Innovation Platform reporting unit. Changes in goodwill balances reported within the unaudited condensed consolidated balance sheet as of June 30, 2020 are due to the effect of foreign currency on goodwill from acquisitions of subsidiaries that have a functional currency other than USD.

6. Fair Value Measurements

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, an equity investment, accounts receivable, accounts payable, accrued liabilities, detachable warrants issued in connection with the Senior Credit Agreement, and debt. Short-term investments and the equity investment are stated at fair value. Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

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

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2020 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$13,749	$13,749	$—	$—
Short-term investments - certificates of deposit	15,188	—	15,188	—
Short-term investments - U.S. government bonds	19,998	—	19,998	—
Short-term investments - commercial paper	24,997	—	24,997	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	10,144	—	10,144	—
Available-for-sale investment	270	270	—	—
Total assets	$84,346	$14,019	$70,327	$—

	Fair Value Measurements at December 31, 2019 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$5,460	$5,460	$—	$—
Short-term investments - certificates of deposit	15,110	—	15,110	—
Short-term investments - commercial paper	51,017	—	51,017	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	10,054	—	10,054	—
Short-term investments - commercial paper	22,835	—	22,835	—
Available-for-sale investment	250	250	—	—
Total assets	$104,726	$5,710	$99,016	$—

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

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange. As of June 30, 2020 and December 31, 2019, the Company’s investment in PharmaEssentia was valued at the reported closing price on such dates. This investment is classified as a Level 1 investment and is recorded as an available-for-sale investment within short-term investments on the Company’s condensed consolidated balance sheet.

7. Acquisitions and Business Combinations

CIDAL

On June 27, 2019, the Company entered into a definitive asset purchase agreement (the “APA”) with CIDAL Limited, a British Virgin Islands company limited by shares, and several of its affiliates (“CIDAL”). CIDAL operates as a contract research organization with headquarters in Guatemala and operations in various countries in Central America. Pursuant to the terms of the APA, the Company acquired certain assets of CIDAL in exchange for agreeing to assume certain liabilities of CIDAL and issuing milestone payments of an aggregate of 67,796 shares of the Company’s common stock, contingent upon the achievement of certain developmental and regulatory events through the third quarter of 2021. The Company accounted for the asset purchase using the acquisition method of accounting and accordingly, the identifiable assets acquired, and liabilities assumed were recorded based upon management’s estimates of current fair values as of the acquisition date. The Company received net cash of $0.9 million, acquired property and equipment of less than $0.1 million, assumed liabilities of $1.1 million, and recorded goodwill of approximately $1.0 million, and has paid contingent equity consideration associated with the transaction of $0.8 million to date.

The operating results of CIDAL have been included within the Company’s Oncology Innovation Platform operating segment from the closing date of the acquisition. CIDAL incurred a net loss of $1.1 million for the three months ended June 30, 2020 and added $0.1 million of revenue and incurred a net loss of $2.1 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, CIDAL achieved two of its six clinical milestones associated with the contingent equity consideration from the acquisition. As a result, the Company issued 22,598 shares of its common stock to CIDAL during the six months ended June 30, 2020.

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued wages and benefits	$11,091	$7,541
Accrued selling fees and rebates	10,101	1,577
Accrued construction costs	8,202	22,811
Accrued tax withholdings	5,228	187
Accrued inventory purchases	4,774	7,194
Accrued clinical expenses	3,600	2,510
Accrued operating expenses	2,065	1,885
Accrued costs for product launch	1,602	—
Accrued R&D licensing fees	384	384
Deferred revenue	97	218
Total accrued expenses	$47,144	$44,307

The accrued construction costs relate to the building of the manufacturing facility in Dunkirk, NY. This amount, plus an additional $0.3 million paid by the Company is expected to be funded by New York State. Therefore, $8.5 million is recorded within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of June 30, 2020.

9. Income Taxes

The Company did not record a provision for U.S. federal income taxes for the six months ended June 30, 2020 because it expects to generate a loss for the year ending December 31, 2020 and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance. Tax expense to date is the result of tax to be withheld in China, in the amount of $2.8 million, on a milestone payment in connection with an out-license agreement and recording a deferred tax liability, in the amount of $0.1 million, against indefinite lived intangible assets.

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

10. Debt and Lease Obligations

Debt

The Company’s debt as of June 30, 2020 and December 31, 2019, consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Current portion of mortgage	$676	$686
Current portion of finance and capital lease obligations	361	194
Current portion of operating lease obligations	2,713	3,010
Long-term portion of finance and capital lease obligations	506	227
Long-term portion of operating lease obligations	6,850	7,620
Chongqing Maliu Credit Agreement	6,636	5,731
Senior secured loan, net of debt discount and financing fees of $11,753 and $3,592, respectively	88,247	46,408
Total	$105,989	$63,876

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

During the second quarter of 2019, the Company entered into a credit agreement which amended the existing partnership agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), for a Renminbi ¥50.0 million (USD $7.2 million at June 30, 2020) line of credit to be used for the construction of the new API plant in China. The Company is required to repay the principal amount with accrued interest within three years after the plant receives the U.S. Current Good Manufacturing Practices (“cGMP”) certification, with 20% of the total loan with accrued interest is due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount. If the Company fails to obtain the cGMP certification within three years upon the acceptance of the plant, it shall return all renovation costs with the accrued interest to CQ in a single transaction within the first ten business days. The Company draws on this debt as needed and received $1.0 million during the six months ended June 30, 2020. As of June 30, 2020, the balance due to CQ was $6.6 million.

On June 19, 2020, the Company paid off all obligations owing under, and terminated, the senior secured loan agreement with Perceptive. The secured interests were terminated in connection with the Company’s payoff of all obligations. In connection with the repayment of the Perceptive loan, the Company incurred a $3.8 million prepayment fee, the unamortized debt discount of $3.1 million, and $0.3 million in other charges. The Perceptive debt extinguishment resulted in a $7.2 million loss that was included in debt extinguishment expenses, in the unaudited condensed consolidated statements of operations.

On June 19, 2020 (“Closing Date”), the Company entered into the Senior Credit Agreement to borrow up to $225.0 million in five tranches, with a maturity date of June 19, 2026. The first tranche (“Tranche A”) of term loans with an aggregate principal amount of $100.0 million was drawn by the Company as of June 30, 2020. A portion of the proceeds of the first tranche was used to repay in full the existing senior secured loan with Perceptive, including related prepayment fees, unpaid interest, and legal fees. The second advance of $25.0 million (“Tranche B”), the third advance of $25.0 million (“Tranche C”), and the fourth advance of $25.0 million (“Tranche D”) will be available to the Company from 90 days after the Closing Date through June 20, 2022, subject to the Company’s satisfaction of certain regulatory and commercial milestones; and the fifth advance of $50.0 million (“Tranche E”) will be available to the Company from 90 days after the Closing Date through June 19, 2023, also subject to the Company’s satisfaction of certain regulatory and commercial milestones. The loan bears interest at a fixed annual rate of 11.0%. The Company is required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Beginning on September 17, 2020, the Company will be required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date or the commitment termination date. Prepayments of the loan, in whole or in part, will subject to early prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company, and as of June 30, 2020, the Company has reflected a long-term exit fee liability of $2.0 million within the unaudited condensed consolidated balance sheet.

The Senior Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that were customarily required for similar financings. The Company is subject to certain financial covenants under the Senior Credit Agreement, including (1) a minimum liquidity amount in cash or permitted cash equivalent investments of $20.0 million from the closing date until the date on which the aggregate principal amount of loans outstanding is greater than or equal to $150.0 million (the “First Step-Up Date”), $25.0 million from the First Step-Up Date until the date on which the aggregate principal amount of loans outstanding balance is equal to $225.0 million (the “Second Step-Up Date), and $30.0 million from the Second Step-up Date until the maturity date ; (2) minimum revenue no less than 50% of target revenue beginning with the fiscal quarter ended on December 31, 2020 and with respect to each such subsequent fiscal quarter prior to the revenue covenant termination date; (3) leverage ratio covenant not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter beginning with the first fiscal quarter following the revenue covenant termination date. At June 30, 2020, the Company was in compliance with all applicable debt covenants.

Lease Obligations

The Company has operating leases for office and manufacturing facilities in several locations in the U.S., Asia, and Latin America and has three finance leases for manufacturing equipment used in its facilities near Buffalo, NY. The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	768	$793	1,523	$1,571
Finance lease cost:
Amortization of assets	64	14	81	26
Interest on lease liabilities	20	8	26	17
Total net lease cost	$852	$815	$1,630	$1,614

The Company has elected to exclude short-term leases from its operating lease right-of-use (“ROU”) assets and lease liabilities. Lease costs for short-term leases were not material to the financial statements for the three months ended June 30, 2020. Variable lease costs for the three months ended June 30, 2020 were not material to the financial statements.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

June 30, 2020
Finance leases:
Property and equipment, at cost	$1,252
Accumulated amortization, net	(207)
Property and equipment, net	$1,045

Current obligations of finance leases	$361
Long-term portion of finance leases	506
Total finance lease obligations	$867

Weighted average remaining lease term (in years):
Operating leases	4.89
Finance leases	3.24

Weighted average discount rate:
Operating leases	12.9%
Finance leases	9.5%

Supplemental cash flow information related to leases is as follows (in thousands):

Six Months Ended June 30, 2020
Cash paid for amount included in the measurements of lease liabilities:
Operating cash flows from operating leases	$(1,617)
Operating cash flows from finance leases	(26)
Financing cash flows from finance leases	(118)

ROU assets derecognized from modification of operating lease obligations	(468)
ROU assets recognized in exchange for operating lease obligations	$353

Future minimum payments and maturities of leases is as follows (in thousands):

Year ending December 31:	Operating Leases	Finance Leases
2020 (remaining six months)	$1,486	$194
2021	2,840	389
2022	2,621	182
2023	2,096	147
2024	2,002	110
Thereafter	1,950	—
Total lease payments	12,995	1,022
Less: Imputed interest	(3,432)	(155)
Total lease obligations	9,563	867
Less: Current obligations	(2,713)	(361)
Long-term lease obligations	$6,850	$506

Pursuant to the public-private partnership agreements with the State of New York and CQ, the Company will rent the manufacturing facilities in Dunkirk, NY and Chongqing, China, respectively. In 2019, construction of the API plant was completed. However, neither lease term had commenced as of June 30, 2020, as neither of the facilities were operational, and no lease costs were incurred during the six-month period ended June 30, 2020.

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

11. Related Party Transactions

During the six months ended June 30, 2020 and 2019, the Company entered into transactions with individuals and companies that have financial interests in the Company. Related party transactions included the following:

a.

In June 2018, the Company entered into two in-licensing agreements with Avalon BioMedical (Management) Limited (“Avalon”) wherein the Company obtained certain intellectual property (“IP”) from Avalon to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees and future milestone payments and sales-based royalties. During the year ended December 31, 2019, the Company recorded a $1.0 million milestone fee paid to Avalon, as research and development expenses on its condensed consolidated statement of operations and comprehensive loss. During the six months ended June 30, 2020 and 2019, no fees were paid to Avalon in connection with the license agreements. Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of June 30, 2020, and December 31, 2019, Avalon held 786,061 shares of the Company’s common stock, which represented approximately 1% of the Company’s total issued shares for both periods. Balances due from Avalon recorded on the condensed consolidated balance sheets were not significant.

In June 2019, the Company entered into an agreement whereby Avalon would hold a 90% ownership interest and the Company would hold a 10% ownership interest of the newly formed entity under the name Nuwagen Limited (“Nuwagen”), incorporated under the laws of Hong Kong. Nuwagen is principally engaged in the development and commercialization of herbal medicine products for metabolic, endocrine, and other related indications. The Company contributed nonmonetary assets in exchange for the 10% ownership interest. In July 2020, the transaction was closed.

b.

The Company earns licensing revenue from PharmaEssentia, an entity in which the Company has an investment classified as available-for-sale (see Note 6—Fair Value Measurements).  Funds paid to or received from PharmaEssentia under the license and cost-sharing agreements were not material for the three and six-month periods ended June 30, 2020, and 2019.

c.

The Company receives certain clinical development services from ZenRx Limited and its affiliate (“ZenRx”), a company for which one of the Company’s executive officers serves on the board of directors. In connection with such services, the Company made payments to ZenRx of $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. In April 2013, the Company entered into a license agreement with ZenRx pursuant to which the Company granted an exclusive, sublicensable license to use certain of the Company’s IP to develop and commercialize oral irinotecan and encequidar (“Oral Irinotecan”), and oral paclitaxel and encequidar (“Oral Paclitaxel”) in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound, but only for use in Oral Irinotecan and Oral Paclitaxel. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement. No revenue was earned from this license agreement in the periods presented in these consolidated financial statements.

d.	Certain family members of executives perform consulting services for the Company. Such services were not significant to the condensed consolidated financial statements.

12. Stock-Based Compensation

Common Stock Option Plans

The Company has four equity compensation plans, adopted in 2017, 2013, 2007 and 2004 (the “Plans”) which, taken together, authorize the grant of up to 16,000,000 shares of common stock to employees, directors, and consultants. On May 23, 2019, the board of directors approved the amendment and restatement of the 2017 Omnibus Incentive Plan, which increases the number of shares available for issuance under the 2017 plan by up to 3,500,000 shares, which was approved by the Company’s stockholders at the Company’s 2020 annual meeting of stockholders. The Company also has an employee stock purchase plan, the 2017 Employee Stock Purchase Plan (the “ESPP”), adopted on June 14, 2017, which authorizes the issuance of up to 1,000,000 shares of common stock for future issuances to eligible employees.

Stock Options

The total fair value of stock options vested and recorded as compensation expense during the three months ended June 30, 2020 and 2019, and six months ended June 30, 2020 and 2019 was $2.5 million, $2.1 million, $4.4 million, and $3.8 million, respectively. As of June 30, 2020, $17.5 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.76 years. The total intrinsic value of options exercised was approximately $0.8 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans to employees, directors, and consultants (aggregate intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,916,936	$8.88	5.68	$69,785
Granted	932,545	12.62	—	—
Exercised	(82,700)	5.54	—	—
Forfeited and expired	(64,328)	14.29	—	—
Outstanding at June 30, 2020	11,702,453	$9.17	5.56	$53,727
Vested and exercisable at June 30, 2020	9,117,601	$7.81	4.73	$54,226

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding several highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model during the periods indicated:

	Six Months Ended June 30,
	2020	2019
Weighted average grant date fair value	$7.60	$8.03
Expected dividend yield	—%	—%
Expected stock price volatility	66%	64%
Risk-free interest rate	1.34%	2.61%
Expected life of options (in years)	6.2	6.3

Employee Stock Purchase Plan

The ESPP is available to eligible employees (as defined in the plan document). Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading or the last trading day of the offering period. The current offering period extends from June 1, 2020 to November 30, 2020. The Company expects to offer six-month offering periods after the current period. The 2017 Plans reserved 1,000,000 shares of common stock for issuance under the ESPP. Stock-based compensation related to the ESPP amounted to $0.1 million for each of the three months ended June 30, 2020 and 2019, and $0.1 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

Restricted Stock Awards

The Company granted 131,000 restricted stock awards to employees during 2019. No restricted stock awards were granted during the six months ended June 30, 2020. Stock-based compensation related to the restricted stock awards amounted to $0.4 million for the three months ended June 30, 2020 and $0.8 million for the six months ended June 30, 2020. No stock-based compensation related to restricted stock was recorded during the three or six months ended June 30, 2019. As of June 30, 2020, $1.0 million of unrecognized cost related to non-vested restricted stock awards were expected to be recognized over a weighted-average period of approximately 0.1 years.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within cost of sales, research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$2,501	$2,108	$4,365	$3,801
Restricted stock expense	413	—	810	—
Stock grants to officers and employees	—	1,106	—	1,106
Employee stock purchase plan	139	83	139	168
Total stock-based compensation expense	$3,053	$3,297	$5,314	$5,075
Cost of sales	$55	$64	$109	$128
Research and development expenses	1,012	914	1,958	1,505
Selling, general, and administrative expenses	1,986	2,319	3,247	3,442
Total stock-based compensation expense	$3,053	$3,297	$5,314	$5,075

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options and other common stock equivalents	11,700,399	11,447,877	11,709,928	11,184,541
Unvested restricted shares	79,000	—	105,000	—
Total potential dilutive shares	11,779,399	11,447,877	11,814,928	11,184,541

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

Global Supply Chain Platform— This operating segment includes APS and Polymed and the construction of the manufacturing facilities in Chongqing, China and Dunkirk, New York. APS is a contract manufacturing company that provides small to mid-scale cGMP manufacturing of clinical and commercial products for pharmaceutical and biotech companies and for use as internal supplies to the clinical studies and commercial development of the Company’s proprietary drugs. APS also performs microbiological and analytical testing for raw material and formulated products and has expanded to manufacture and sell pharmaceutical products under Section 503B of the Compounding Quality Act within the Federal Food, Drug & Cosmetic Act (“FDCA”). Polymed is primarily in the business of marketing and selling API in North America, Europe, and Asia from its locations in Texas and China. Polymed also develops new compounds and processing techniques, and recently completed construction of a new API manufacturing facility in Chongqing, China. The 440,000-square-foot facility is expected to commence operations in the second half of 2020. The Company has an existing API manufacturing facility in Chongqing, China, where operations were suspended as a result of the COVID-19 outbreak in China but resumed producing API primarily for internal use in March in accordance with local regulatory guidance.

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

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue:
Oncology Innovation Platform	$5	$164	$28,393	$308
Global Supply Chain Platform	4,982	11,407	8,696	22,745
Commercial Platform	36,214	11,597	51,755	26,273
Total revenue for reportable segments	41,201	23,168	88,844	49,326
Intersegment revenue	(1,029)	(971)	(1,737)	(1,822)
Total consolidated revenue	$40,172	$22,197	$87,107	$47,504

Intersegment revenue eliminated in the above table reflects sales from the Global Supply Chain Platform to the Oncology Innovation Platform (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue by product group:
License fees	$—	$—	$28,381	$—
Commercial product sales	38,881	18,165	56,383	38,246
API sales	1,229	3,830	2,251	8,661
Contract manufacturing revenue	57	38	80	289
Other revenue	5	164	12	308
Total consolidated revenue	$40,172	$22,197	$87,107	$47,504

Intersegment revenue is recognized by the selling segment when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to Athenex, Inc.:
Oncology Innovation Platform	$(35,024)	$(29,792)	$(35,982)	$(57,395)
Global Supply Chain Platform	(5,745)	313	(11,731)	(454)
Commercial Platform	318	(2,552)	(12,167)	(9,415)
Total consolidated net loss attributable to Athenex, Inc.	$(40,451)	$(32,031)	$(59,880)	$(67,264)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total depreciation and amortization:
Oncology Innovation Platform	$188	$210	$363	$399
Global Supply Chain Platform	426	325	922	636
Commercial Platform	421	393	836	772
Total consolidated depreciation and amortization	$1,035	$928	$2,121	$1,807

	June 30,	December 31,
	2020	2019
Total assets:
Oncology Innovation Platform	$139,152	$194,183
Global Supply Chain Platform	97,772	63,598
Commercial Platform	61,128	52,151
Total consolidated assets	$298,052	$309,932

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue:
United States	$26,001	$18,160	$43,522	$38,495
United Kingdom	12,933	—	12,933	1,023
South Korea	1,060	—	1,693
China	125	889	28,638	1,275
Austria	33	1,773	33	3,947
India	—	605	—	1,382
Other foreign countries	20	770	288	1,382
Total consolidated revenue	$40,172	$22,197	$87,107	$47,504

	June 30,	December 31,
	2020	2019
Total property and equipment, net:
United States	$12,503	$11,486
China	14,364	11,667
Total consolidated property and equipment, net	$26,867	$23,153

Customer revenue and accounts receivable concentration amounted to the following for the identified periods. These customers relate to the Commercial Platform segment and the Global Supply Chain Platform segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Percentage of total revenue by customer:
Customer A	32%	0%	15%	0%
Customer B	15%	19%	7%	21%
Customer C	14%	7%	6%	14%
Customer D	9%	18%	4%	15%
Customer E	0%	0%	32%	0%

	June 30,	December 31,
	2020	2019
Percentage of total accounts receivable by customer:
Customer A	28%	0%
Customer B	24%	0%
Customer C	15%	45%
Customer D	13%	31%
Customer E	6%	10%

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

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. For the six-month period ended June 30, 2020, the Company recognized revenue of $28.3 million, net of $1.7 million value added tax (“VAT”) collected on behalf of the counterparty, upon transferring certain IP to the customer. No license revenue was recognized for the three-month period ended June 30, 2020 and no license revenue was recognized for the same three and six-month periods ended June 30, 2019.

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

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation.  The Company did not use any other significant judgments related to out-licensing revenue during the three and six-month periods ended June 30, 2020 and 2019.

2.	Global Supply Chain Platform

The Company’s Global Supply Chain Platform manufactures API for use internally in its research and development activities as well as its clinical studies, and for sale to pharmaceutical customers globally. The Company generates additional revenue on this platform, by providing small to mid-scale cGMP manufacturing of clinical and commercial products for pharmaceutical and biotech companies and selling pharmaceutical products under 503B regulations set forth by the U.S. Food and Drug Administration (“FDA”).

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

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of June 30, 2020, and December 31, 2019, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $12.8 million and $14.4 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $20.2 million, and $20.1 million for the three months ended June 30, 2020, and 2019, respectively, and $45.1 million, and $39.5 million for the six months ended June 30, 2020.

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

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer.

	For the Three Months Ended June 30, 2020
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$2,720	$23,281	$26,001
United Kingdom	—	—	12,933	12,933
South Korea	—	1,060	—	1,060
China	5	120	—	125
Other foreign countries	—	53	—	53
Total revenue	$5	$3,953	$36,214	$40,172

	For the Three Months Ended June 30, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$6,563	$11,597	$18,160
India	—	605	—	605
Austria	—	1,773	—	1,773
China	164	725	—	889
Other foreign countries	—	770	—	770
Total revenue	$164	$10,436	$11,597	$22,197

	For the Six Months Ended June 30, 2020
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$4,700	$38,822	$43,522
China	28,314	324	—	28,638
United Kingdom	—	—	12,933	12,933
South Korea	—	1,693	—	1,693
Other foreign countries	79	242	—	321
Total revenue	$28,393	$6,959	$51,755	$87,107

	For the Six Months Ended June 30, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$12,222	$26,273	$38,495
India	—	1,382	—	1,382
Austria	—	3,947	—	3,947
China	308	967	—	1,275
United Kingdom	—	1,023	—	1,023
Other foreign countries	—	1,382	—	1,382
Total revenue	$308	$20,923	$26,273	$47,504

The Company also disaggregates its revenue by product group which can be found in Note 14 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers. The Company has not recorded any contract assets from contracts with customers.

	June 30, 2020	December 31, 2019
	(In Thousands)
Accounts receivable, gross	$51,552	$31,207
Chargebacks and other deductions	(12,769)	(14,394)
Provision for credit losses	(163)	(124)
Accounts receivable, net	$38,620	$16,689
Deferred revenue	97	218
Total contract liabilities	$97	$218

The following tables illustrate accounts receivable and contract asset balances by reportable segments.

	June 30, 2020
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$11,056	$1,565	$38,931	$51,552
Chargebacks and other deductions	—	(1)	(12,768)	(12,769)
Provision for credit losses	—	(118)	(45)	(163)
Accounts receivable, net	11,056	1,446	26,118	38,620

	December 31, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$49	$1,522	$29,636	$31,207
Chargebacks and other deductions	—	(1)	(14,393)	(14,394)
Provision for credit losses	—	(114)	(10)	(124)
Accounts receivable, net	$49	$1,407	$15,233	$16,689

As of June 30, 2020, $10.9 million of accounts receivable, net, related to an upfront fee receivable in connection with the license agreement entered into with Guangzhou Xiangxue Pharmaceutical Co., Ltd in December 2019.

As of June 30, 2020 and December 31, 2019, the deferred revenue balances relate to customer deposits made by customers of the Global Supply Chain Platform and are included within accrued expenses on the condensed consolidated balance sheet.

There were no other material changes to contract balances during the three and six months ended June 30, 2020.

16. Commitments and Contingencies

Future minimum payments under the non-cancelable operating leases consists of the following as of June 30, 2020 (in thousands):

Year ending December 31:	Minimum payments
2020 (remaining six months)	$1,486
2021	2,840
2022	2,621
2023	2,096
2024	2,002
Thereafter	1,950
$12,995

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

17. Subsequent Events

On August 4, 2020, we entered into a Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (“Sagard”), pursuant to which Sagard has agreed to pay the Company $50.0 million (the “Product Payment”) to provide funding for the Company’s development and commercialization of Oral Paclitaxel upon receipt of marketing authorization for Oral Paclitaxel by the FDA for the treatment of metastatic breast cancer. In exchange for the Product Payment, we have agreed to make payments to Sagard (the “Payments”) equal to 5.0% of our world-wide net sales of Oral Paclitaxel, subject to a hard cap equal to the lesser of 170% of the Product Payment and the Put/Call Price set forth below (the “Hard Cap”). We are required to make certain additional payments to Sagard to the extent Sagard has not received Payments equaling at least $20.0 million by September 30, 2024 and at least $50.0 million by August 4, 2026. In addition, if Sagard has not received Payments equaling at least $85.0 million by the tenth anniversary of the date the Product Payment is funded (the “Funding Date”), then subject to the Hard Cap, we will be required to pay Sagard an amount such that Sagard will have obtained a 6.0% internal rate of return, calculated on a quarterly basis and calculated from the Funding Date to the tenth anniversary of the Funding Date, on the amount of the Product Payment, taking into account all other payments received by Sagard from us under the Revenue Interest Financing Agreement.

Our obligations under the Revenue Interest Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree Fund Administration, LLC as administrative agent for the lenders under our Senior Credit Agreement, by a perfected security interest in (i) accounts receivable arising from net sales of Oral Paclitaxel and (ii) intellectual property that is claiming or covering Oral Paclitaxel itself or any method of using, making or manufacturing Oral Paclitaxel.

At any time after August 4, 2022, we will have the right, but not the obligation (the “Call Option”), to buy out Sagard’s interest in the Payments at a repurchase price (the “Put/Call Price”) equal to (a) on or before August 4, 2023, a payment sufficient to generate an internal rate of return of 18.0% of the Product Payment, (b) after August 4, 2023 and on or before August 4, 2024, a payment sufficient to generate an internal rate of return of 16.0% of the Product Payment, (c) after August 4, 2024 and on or before August 4, 2025, a payment sufficient to generate an internal rate of return of 15.0% of the Product Payment, and (d) thereafter, the greater of (i) an amount that, when paid to Sagard, would generate an internal rate of return of 13.0% of the Product Payment, and (ii) an amount equal to the product of the Product Payment and 165%, in the case of each foregoing clause (a) through (d), taking into account all other payments received by Sagard from us under the Revenue Interest Financing Agreement.

The Revenue Interest Financing Agreement contains customary representations and warranties and certain restrictions on our ability to incur indebtedness and grant liens on intellectual property related to Oral Paclitaxel. In addition, the Revenue Interest Financing Agreement provides that if certain events (“Put Option Events”) occur, including certain bankruptcy events, non-payment of Payments, a change of control, an out-license or sale of all of the rights in and to Oral Paclitaxel in the U.S. (other than any out-licensing transaction that includes all or substantially all of the U.S. and European development and commercialization rights to Oral Paclitaxel with a pharmaceutical company with global annual revenues for its most recently completed fiscal year that is greater than or equal to $500.0 million attributable to its oncology business) and (subject to applicable cure periods) non-compliance with the covenants in the Revenue Interest Financing Agreement, Sagard may require us to repurchase its interests in the Payments at the Put/Call Price.  Sagard may also terminate the Revenue Interest Financing Agreement if we have not received marketing authorization for Oral Paclitaxel by the FDA for the treatment of metastatic breast cancer by December 31, 2021.

Sagard and its co-investors OPB SHRP Co-Invest Credit Limited and SIMCOE SHRP Co-Invest Credit Ltd. (the “IMCO Investors”) also acquired by assignment (the “Assignment”) term loans and commitments equal to $50.0 million under the Senior Credit Agreement. In connection with the Assignment, we granted warrants to Sagard and the IMCO Investors to purchase up to 201,865 shares of our common stock at a purchase price of $12.63 per share (the “Sagard Warrants”).  The Sagard Warrants will expire on June 19, 2027 and may be net exercised at the holder’s election.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019. Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Athenex,” the “Company,” “we,” “us,” and “our” refer to Athenex, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, potential market size, potential growth opportunities, the timing and results of clinical trials, the impact of COVID-19 on our business, and potential regulatory approval and commercialization of product candidates. In some cases, forward-looking statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. These words are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business. In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Significant developments in our Orascovery platform include the following:

On May 29, 2020, we presented interim data from an ongoing Phase II clinical trial in which oral paclitaxel and encequidar (Oral Paclitaxel, formerly known as Oraxol) monotherapy showed encouraging efficacy and tolerability in elderly patients with unresectable cutaneous angiosarcoma, an aggressive malignancy with poor prognosis. The interim results were presented at the American Society of Clinical Oncology 2020 (ASCO20) Virtual Scientific Program, held from May 29 to 31, 2020, and reflected data from 22 evaluable patients out of 26 enrolled patients (16 males and 10 females, median age 75 years (range: 49-93 years)).The interim data showed a clinical benefit rate (CR+PR+SD) of 100% in 22 evaluable patients receiving Oral Paclitaxel treatment, who reached their first post treatment efficacy evaluation. All 22 patients experienced a reduction in tumor size. Complete responses (CR) were observed in 27.3% of patients (6/22), partial responses (PR) were observed in 22.7% of patients (5/22), and stable disease was observed in 50% of patients (11/22). Oral Paclitaxel has been generally well tolerated in this predominantly elderly population. In April 2018, FDA granted an Orphan Drug Designation for Oral Paclitaxel for the treatment of angiosarcoma, and Oral Paclitaxel also received Orphan Designations from the European Commission for the treatment of soft tissue sarcoma in October 2019.

On April 9, 2020, we announced that we participated in a constructive meeting with the FDA as scheduled, to discuss the clinical section of our New Drug Application (NDA) for Oral Paclitaxel for the treatment of metastatic breast cancer (“MBC”). We will provide a further update on the NDA after an official response by the FDA on our NDA filing becomes available.

We announced topline results in August 2019 for our Phase 3 study of Oral Paclitaxel for the treatment of MBC and presented further data of the Phase 3 study in an oral presentation at the 2019 San Antonio Breast Cancer Symposium, or SABCS, in December 2019. Results demonstrated that the study met its primary endpoint showing statistically significant improvement in overall response rate for Oral Paclitaxel compared to intravenous (“IV”) paclitaxel and neuropathy was less frequent with Oral Paclitaxel compared to IV paclitaxel. In addition, ongoing analysis of secondary endpoints of survival showed a strong trend favoring Oral Paclitaxel. In particular, Oral Paclitaxel showed a statistically significant improvement in overall survival compared to IV paclitaxel in the prespecified modified intention-to-treat population.

We are also evaluating Oral Paclitaxel in combination with other therapies, including anti-VEGF and anti-PD-1 therapies. We are studying Oral Paclitaxel with ramucirumab in a Phase 1b study in patients with advanced gastric cancer who failed previous chemotherapy. We presented results from the study at the 2019 European Society for Medical Oncology (ESMO) Congress on the first three patient cohorts and are continuing to advance in the expansion phase of the study. Our Phase 1/2 study of Oral Paclitaxel in combination with pembrolizumab, or Keytruda, in patients with advanced solid malignancies is ongoing.

In addition to our lead product candidate, development of our other Orascovery product candidates is ongoing. We presented preliminary results with respect to our Phase 1 study of oral irinotecan and encequidar (“Oral Irinotecan”) at the American Society of Clinical Oncology annual meeting in May 2019 (“2019 ASCO Annual Meeting”). We are planning Phase 2 studies for both oral irinotecan and encequidar (“Oral Irinotecan”) and oral docetaxel and encequidar (“Oral Docetaxel”). A Phase 1 study of oral eribulin and encequidar (“Oral Eribulin”) in patients with solid tumors is ongoing.

If approved, we intend to establish Oral Paclitaxel as the chemotherapy of choice for patients receiving chemotherapy for MBC, although we can provide no assurance that we will be successful in obtaining the FDA’s approval to commercialize Oral Paclitaxel. We intend to explore establishing Oral Paclitaxel in other oncology indications where we believe taxanes will continue to be a foundational treatment and continue to explore combination therapies. Our strategy is to develop and, if we receive approval from the FDA, commercialize Oral Paclitaxel in the U.S. through our Commercial Platform. We also plan to evaluate marketing options outside of the U.S., including using our internal resources, partnering with others, or out-licensing the product. In the second half of 2020, we plan to focus on:

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

On June 13, 2020, Athenex Oncology, one of our U.S. based divisions, launched Facing MBC Together – a public education and patient support campaign that addresses isolation for people living with metastatic breast cancer (MBC). In addition to providing a unique digital resource that enables the provision of practical and emotional support to individuals with MBC, the campaign, which Athenex Oncology unveiled at the Living Beyond Breast Cancer (LBBC) 2020 Virtual Conference on Metastatic Breast Cancer, highlights the stories of nine people of diverse ages and backgrounds who share their insights about the challenges they face, their sources of support, and words of encouragement for others living with this advanced form of breast cancer.

Significant developments in our Src Kinase inhibition platform include the following:

In March 2020, we announced that the FDA had completed its filing review and determined that our NDA for tirbanibulin ointment (formerly known as KX2-391 or KX-01 ointment) for the treatment of actinic keratosis (AK) is sufficiently complete to permit a substantive review. Under the Prescription Drug User Fee Act (PDUFA), the FDA has set a target action date of December 30, 2020.  Additionally, the FDA has communicated that it is not currently planning on holding an advisory committee to discuss the application. In March 2020, our partner Almirall S.A. (“Almirall”) also announced that the European Medicines Agency (EMA) accepted the filing of a European marketing authorization for tirbanibulin ointment for the treatment of AK.

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

The development of our other Src kinase programs/product candidates is ongoing.

Other Platforms

The other technologies in our Oncology Innovation Platform are our TCR-T immunotherapy technology under which we are advancing TCR affinity-enhancing specific T-cell (TAEST) therapy with our first drug candidate, TAEST16001, and our arginine deprivation therapy technology under which we are advancing PT01, also known as Pegtomarginase.

In March 2019, we announced that our partner, Xiangxue Life Sciences Limited (“XLifeSc”), a subsidiary of Guangzhou Pharmaceutical Co., Ltd (“Xiangxue”), received notice of allowance from the China National Medical Product Administration (“NMPA”) of its Investigational New Drug (“IND”) application to initiate registration related clinical studies in China of TAEST therapy in patients with solid tumors that are HLA-A*02:01 positive and NY-ESO-1 positive. The cancer immunotherapy product, named TAEST 16001, is an autologous cell-based therapy utilizing the TAEST technology to enhance affinity against the HLA-A*02:01 restricted antigen NY-ESO-1. We are currently preparing the US IND for TAEST 16001.

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

Recent business updates and COVID-19 related measures

In the first quarter of 2020, after monitoring developments related to the spread of COVID-19, we undertook a number of measures in response to the COVID-19 pandemic, with a goal to prioritize the health and safety of our employees and ensure continuity in our business. These measures included implementing a work-from-home policy at various times and other efforts in accordance with recommendations by local authorities for certain of our personnel across the globe as well as imposing restrictions on travel and in-person meetings to protect the health and safety of our workforce while we continue to advance our clinical programs and operations. While our operations in China were disrupted from late January to early March due to the COVID-19 pandemic, during March our Chinese operations returned to normal operation.  We have been deemed an “essential business” by New York State and as a result, we have experienced minimal disruptions at our New York-based operations in Clarence and Buffalo in the first and second quarters.  We have supplied our employees with face coverings and other necessary personal protective equipment and have taken other measures to reduce the risk of the spread of COVID-19 at our work sites. Currently, construction at our Dunkirk facility is proceeding according to schedule and our recently constructed API plant in Chongqing also remains on schedule to commence operations during the second half of 2020. We are actively monitoring our operations and supply chain across the globe and are making adjustments to respond to logistical challenges that arise due to COVID-19 where appropriate. Further, we have opened up our production facilities to produce medicines that are used to treat COVID-19 as part of our commitment to contribute to the COVID-19 relief effort.

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

In the first quarter, we also put in place a number of measures intended to adjust/allocate resources towards prioritizing key business operations such as clinical and regulatory activities for later-stage product candidates and pre-launch commercial activities, and to delay or defray compensation costs in order to preserve our cash on hand and liquidity during a volatile period in the U.S. and global capital markets. In addition to deferring the payment of 2019 bonuses and freezing base pay across the Company, we entered into an arrangement with our chairman and chief executive officer, Dr. Lau on March 24, 2020 whereby Dr. Lau agreed to receive options to purchase shares of our common stock in lieu of his remaining base salary for fiscal 2020. Under the terms of the arrangement, Dr. Lau reduced his remaining base for fiscal 2020 to $40,000 in cash and, in exchange for his remaining base salary, agreed to receive a stock option to purchase 55,045 shares of common stock pursuant to our 2017 Omnibus Incentive Plan. The stock option vests in one lump sum on December 31, 2020. The grant date fair value of the stock option was equivalent to the value of Dr. Lau’s foregone base salary.

On March 31, 2020, we entered into a letter agreement with Xiangxue to amend certain provisions of the license agreement entered into with Xiangxue in December 2019 (the “2019 Xiangxue License Agreement”). Pursuant to the letter agreement, Xiangxue acknowledges and agrees that Athenex is entitled to payment of the US $30 million upfront payment (the “Upfront Payment”) under the 2019 Xiangxue License Agreement. The parties further acknowledge certain difficulties Xiangxue has experienced due to the COVID-19 pandemic in making the Upfront Payment. Therefore, in order to facilitate Xiangxue’s payment of the Upfront Payment to Athenex, the parties have agreed to make certain allowances to the payment timeline as well as the payment mechanics. In particular, the parties have agreed that, notwithstanding the provisions of the 2019 Xiangxue License Agreement to the contrary,  Xiangxue shall be entitled to make the Upfront Payment in Chinese Renminbi to Chongqing Taihao Pharmaceutical Co. Ltd. (“Taihao”), Athenex’s wholly owned subsidiary in China, and that Xiangxue shall remit the gross amount of the Upfront Payment to Taihao with Athenex bearing the responsibility for value added taxes with respect to the same. On June 30, 2020, Athenex entered into a second supplemental agreement to amend certain provisions of the 2019 Xiangxue License Agreement to further facilitate the Company’s receipt of the remainder of the Upfront Payment, providing, among other things, that notwithstanding the provisions of the 2019 Xiangxue License Agreement to the contrary, Athenex would bear the responsibility for indirect taxes in connection with license payments made under the 2019 Xiangxue License Agreement rather than Xiangxue. We subsequently received the full amount of the Upfront Payment from Xiangxue during the 3rd quarter of 2020.

On June 19, 2020, we entered into a senior secured loan agreement and related security agreements (the “Senior Credit Agreement) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%. The first tranche of $100.0 million was funded up front, with a portion of the upfront loan proceeds being used to repay in full our existing credit facility with Perceptive Advisors LLC and its affiliates (“Perceptive”). Additional debt tranches of $125.0 million in aggregate are available, subject to our achievement of certain regulatory and commercial milestones (see Liquidity and Capital Resources - Recent Debt Financings - Oaktree Facility). In connection with our entry into the Senior Credit Agreement, we granted warrants to Oaktree to purchase up to an aggregate of 908,393 shares of our common stock at a purchase price of $12.63 per share and entered into a registration rights agreement with Oaktree on June 19, 2020, pursuant to which, among other things, the Company agreed to register for resale the shares of common stock issuable upon exercise of the warrants in the third quarter of 2020.

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

For the six months ended June 30, 2020, our net loss was $60.8 million, compared to $68.3 million for the same period in 2019.  As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $627.3 million and $567.5 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Senior Credit Agreement, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, senior secured loans, private placements, and to a lesser extent, from convertible bond financing, revenue, and grant funding. Due to the COVID-19 pandemic, access to public and private debt and equity markets may be limited during 2020. As of June 30, 2020, we had cash and cash equivalents of $105.9 million, restricted cash of $11.0 million, and short-term investments of $10.4 million.

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

Cost of Sales

Along with sourcing from third-party manufacturers, we manufacture clinical products in our cGMP facility in New York. Cost of sales primarily includes the cost of finished products, raw materials, labor costs, manufacturing overhead expenses and reserves for expected scrap, as well as transportation costs. Cost of sales also includes depreciation expense for production equipment, changes to our excess and obsolete inventory reserves, certain direct costs such as shipping costs, net of costs charged to customers, and royalty costs related to in-license agreements.

Research and Development Expenses

Research and development (“R&D”) expenses consist of the costs associated with in-licensing of product candidates, milestone payments, conducting preclinical studies and clinical trials, activities related to regulatory filings and other R&D activities. Our current R&D activities mainly relate to the clinical development of our Oncology Innovation Platform.

We expense R&D costs as incurred. We record costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment or clinical site activations. We do not allocate employee-related costs, depreciation, rental and other indirect costs to specific R&D programs because these costs are deployed across multiple product programs under R&D.

We cannot determine with certainty the duration, costs and timing of the current or future preclinical or clinical studies of our drug candidates. The duration, costs, and timing of clinical studies and development of our drug candidates will depend on a variety of factors, including:

•	The scope, rate of progress, and costs of our ongoing, as well as any additional, clinical studies and other R&D activities;
•	Future clinical study results;
•	Uncertainties in clinical study enrollment rates;
•	Significant and changing government regulation; and
•	The timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate.

R&D activities are central to our business model. We expect our R&D expenses to continue to increase for the foreseeable future as we continue to support the clinical trials of Oral Paclitaxel, Oral Irinotecan, Oral Docetaxel, Oral Topotecan, Oral Eribulin, tirbanibulin ointment, tirbanibulin oral and KX2-361, as well as initiate and prepare for additional clinical and preclinical studies, including TCR-T and Arginine Deprivation program activities. We also expect spending to increase in the R&D for API, 503B and specialty products. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will likely impact our clinical development programs and plans.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$40,167	$22,033	$18,134	82%
License fees and other revenue	5	164	(159)	NM
Total revenue	40,172	22,197	17,975
Cost of sales	(33,006)	(16,942)	(16,064)	95%
Gross profit	7,166	5,255	1,911
Research and development expenses	(22,015)	(18,507)	(3,508)	19%
Selling, general, and administrative expenses	(17,486)	(17,169)	(317)	2%
Interest income	185	475	(290)	-61%
Interest expense	(1,565)	(1,754)	189	-11%
Loss on extinguishment of debt	(7,230)	—	(7,230)	NM
Income tax expense	(106)	(405)	299	-74%
Net loss	(41,051)	(32,105)	(8,946)
Less: net loss attributable to non-controlling interests	(600)	(74)	(526)	711%
Net loss attributable to Athenex, Inc.	$(40,451)	$(32,031)	$(8,420)

Revenue

Revenue from product sales increased to $40.2 million for the three months ended June 30, 2020, from $22.0 million for the three months ended June 30, 2019, an increase of $18.1 million or 82%. This increase was primarily attributable to a significant increase in specialty product sales of $24.6 million, driven by the impact of the global health pandemic which led to the increased demand for COVID-19 related drugs. We experienced an increase in purchases from our existing customers as well as obtaining large, non-recurring orders of specialty products from new customers. Fluctuations in the infection rate and the spread of the global health pandemic and market demand can significantly affect our product sales in the future. If and when the COVID-19 pandemic recedes temporarily or is quelled, we expect to see a significant softening in demand for these products. This increase was partially offset by a decrease in API and 503B products sales of $2.6 million, and $3.8 million, respectively, due to the suspension of production of commercial batches at our API facilities and the discontinued vasopressin sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2020 totaled $33.0 million, an increase of $16.1 million, or 95%, as compared to $16.9 million for the three months ended June 30, 2019. Increase in cost of specialty product sales was in-line with the increase in revenue and we continued to incur fixed costs despite decreased production at our API and APS facilities. Changes in the availability of products and market demand could increase or decrease our revenue and gross profit related to these products in the future.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2020 totaled $22.0 million, an increase of $3.5 million, or 19%, as compared to $18.5 million for the three months ended June 30, 2019. This was primarily due to an increase in regulatory costs, R&D related compensation, preclinical operations, and drug licensing costs and included the following:

•	$3.4 million increase in regulatory cost in connection with our NDA preparation and filing for our late-stage drug candidates;
•	$1.4 million increase in R&D related compensation due to an increase in workforce;
•	$1.1 million increase in preclinical operations related to API R&D and TCR-T development; and
•	$0.6 million increase in drug licensing costs related to specialty product in-licenses.

The increase in these R&D expenses was partially offset by a $2.6 million decrease in clinical study costs as both tirbanibulin Phase 3 studies wound down and a $0.4 million decrease in 503B development costs.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended June 30, 2020 totaled $17.5 million, an increase of $0.3 million, or 2%, as compared to $17.2 million for the three months ended June 30, 2019. This was due to an increase of $1.3 million related to professional fees and IT costs, partially offset by a $1.0 million decrease in certain operational costs as a result of travel and other office expenditures due to the COVID-19 pandemic.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments and decreased from $0.5 million to $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Interest expense totaled $1.6 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively. The majority of the interest expense in the both periods was incurred from our variable-rate, long-term debt with Perceptive entered into during the third quarter of 2018. The interest expense incurred from the Senior Credit Agreement was $0.3 million for the three months ended June 30, 2020.

Loss on extinguishment of debt

We recognized $7.2 million loss on the extinguishment of debt related to the termination of the senior secured loan agreement with Perceptive for the three months ended June 30, 2020.

Income Tax Expense

For the three months ended June 30, 2020, we incurred income tax expense of $0.1 million, compared to $0.4 million for the same period in 2019. The decrease in income tax expenses was primarily attributable to the recording a foreign valuation allowance on our deferred tax asset during the prior year.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth a summary of our condensed consolidated results of operations for the six months ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$58,714	$47,196	$11,518	24%
License fees and other revenue	28,393	308	28,085	NM
Total revenue	87,107	47,504	39,603
Cost of sales	(52,578)	(36,844)	(15,734)	43%
Gross profit	34,529	10,660	23,869
Research and development expenses	(39,207)	(42,982)	3,775	-9%
Selling, general, and administrative expenses	(43,234)	(32,357)	(10,877)	34%
Interest income	598	758	(160)	-21%
Interest expense	(3,238)	(3,509)	271	-8%
Loss on extinguishment of debt	(7,230)	—	(7,230)	NM
Income tax expense	(2,987)	(905)	(2,082)	230%
Net loss	(60,769)	(68,335)	7,566
Less: net loss attributable to non-controlling interests	(889)	(1,071)	182	-17%
Net loss attributable to Athenex, Inc.	$(59,880)	$(67,264)	$7,384

Revenue

Revenue from product sales increased to $58.7 million for the six months ended June 30, 2020, from $47.2 million for the six months ended June 30, 2019, an increase of $11.5 million or 24%. This increase was primarily attributable to a significant increase in specialty product sales of $25.5 million as the result of increased demand for COVID-19 related drugs due to the global health pandemic and the launch of additional products. We experienced an increase in purchases from our existing customers as well as obtaining large, non-recurring orders of specialty products from new customers.

Fluctuations in the infection rate and the spread of the global health pandemic and market demand can significantly affect our product sales in the future. If and when the COVID-19 pandemic recedes temporarily or is quelled, we expect to see a significant softening in demand for these products. This increase was partially offset by a decrease in API and 503B products sales of $6.5 million, and $7.3 million, respectively, due to the suspension of production of commercial batches at our API facilities and the discontinued vasopressin sales. We recognized $28.3 million in license revenue, net of $1.7 million VAT, for the six months ended June 30, 2020, pursuant to the 2019 Xiangxue License Agreement.

Cost of Sales

Cost of sales for the six months ended June 30, 2020 totaled $52.6 million, an increase of $15.8 million, or 43%, as compared to $36.8 million for the six months ended June 30, 2019. Increase in cost of specialty product sales was in-line with the increase in revenue and we continued to incur fixed costs despite decreased production at our API and APS facilities. Changes in the availability of products and market demand could increase or decrease our revenue and gross profit related to these products in the future.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2020 totaled $39.2 million, a decrease of $3.8 million, or 9%, as compared to $43.0 million for the six months ended June 30, 2019. This was primarily due to a decrease in licensing fees, clinical operations, and preclinical operations and included the following:

•	$5.2 million decrease in drug licensing costs related to specialty product in-license expenses and an upfront license payment due to XLifeSc related to TCR-T technology incurred during the prior year;
•

$4.7 million decrease of clinical studies costs related to the supply of encequidar and tirbanibulin ointment for clinical studies. In addition, patient costs on the two Phase 3 tirbanibulin studies continued to decrease as both Phase 3 studies wound down; and

•	$0.3 million decrease of preclinical operations related to fewer up-front expenses for Arginine Deprivation Therapy, and a decrease in API R&D costs.

The decrease in these R&D expenses was partially offset by an increase of $6.4 million in regulatory costs in connection with our NDA preparations and compensation expense.

Selling, General, and Administrative Expenses

SG&A expenses for the six months ended June 30, 2020 totaled $43.2 million, an increase of $10.8 million, or 34%, as compared to $32.4 million for the six months ended June 30, 2019. This was primarily due to an increase of $7.4 million related to the costs of preparing to commercialize our proprietary drugs, if approved, and an increase of $3.4 million of general administrative expense, including professional service fees and other operating expenses.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments and decreased to $0.6 million from $0.8 million for the six months ended June 30, 2020 and 2019, respectively. Interest expense totaled $3.2 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively. The majority of the interest expense in the both periods was incurred from our variable-rate, long-term debt with Perceptive entered into during the third quarter of 2018. The interest expense incurred from the Oaktree Senior Credit Agreement was $0.3 million for the six-months ended June 30, 2020.

Loss on extinguishment of debt

We recognized $7.2 million loss on the extinguishment of debt related to the termination of the senior secured loan agreement with Perceptive for the six-months ended June 30, 2020.

Income Tax Expense

For the six months ended June 30, 2020, we incurred income tax expense of $3.0 million, compared to $0.9 million for the same period in 2019. The increase in income tax expenses was primarily attributable to $2.8 million foreign tax withholding in relation to license revenue recognized in the six months ended June 30, 2020.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our R&D programs, SG&A costs associated with our operations, and the development of our specialty drug operations in our Commercial Platform and 503B operations and the investment we are making in our pre-launch activities in anticipation of commercializing our proprietary drugs. We incurred net losses of $60.8 million and $68.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $627.3 million. Our operating activities used $70.1 million and $37.8 million of cash during the six months ended June 30, 2020 and 2019, respectively. We intend to continue to advance our various clinical and pre-clinical programs which we expect will lead to increased cash outflow of R&D costs and increase our investments in commercialization activities for our proprietary drugs, if approved. In addition, we can provide no assurance that our funding requirements to diversify our product portfolio for specialty drug products in our Commercial Platform and 503B operations will decline in the future. As of June 30, 2020 we had cash and cash equivalents of $105.9 million, restricted cash of $11.0 million, and short-term investments of $10.4 million, which will fund operations into the second quarter of 2021 but will not be sufficient to fund current operating plans through one year after the date that these unaudited condensed consolidated financial statements are issued. This conclusion does not contemplate the additional funding the Company may receive through the Senior Credit Agreement and Revenue Interest Financing Agreement, further discussed below.

Recent Equity Financings

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

Recent Debt Financings

Oaktree Facility

On June 19, 2020 (the “Closing Date”), we entered into the Senior Credit Agreement to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%, payable quarterly. We are required to make quarterly interest-only payments until the second anniversary of the Closing Date, after which we are required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. After the date that is 90 days after the Closing Date, we will be required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date and the commitment termination date. We are also required to pay an exit fee at maturity equal to 2.0% of the aggregate principal amount of the loans funded under the Senior Credit Agreement.

The first tranche of $100.0 million was drawn prior to June 30, 2020, with $54.1 million of the proceeds used in part to repay in full the outstanding loan and fees under the credit agreement with Perceptive and an additional $11.0 million of the upfront loan proceeds held by us as restricted cash in a debt service reserve account, and $6.4 million in fees and expenses incurred in connection with the financing, leaving $28.5 million in available proceeds from the first tranche. An additional four debt tranches of $125 million in the aggregate are available for borrowing from time to time prior to the date that is either 24 or 36 months after the Closing Date, subject to our achievement of certain regulatory and commercial milestones, each as further set forth below:

Tranche	Funding Condition	Tranche Commitment Amount
Tranche B	Acceptance by the FDA of an NDA filing relating to Oral Paclitaxel.	$25.0 million
Tranche C	The receipt of approval from the FDA of an NDA in respect of the use of Oral Paclitaxel to treat metastatic breast cancer.	$25.0 million
Tranche D	The receipt of approval from the FDA of an NDA in respect of the use of Tirbanibulin to treat actinic keratosis.	$25.0 million
Tranche E

The achievement of (A) net sales for the twelve (12) consecutive month period ending on the last day of a fiscal quarter in excess of $200.0 million and (B) net sales attributable to Oral Paclitaxel for such quarter in excess of $40.0 million.

$50.0 million

We may voluntarily prepay the Senior Credit Agreement at any time subject to a prepayment premium which up until the second anniversary of the Closing Date is equal to the amount of interest that would have been paid up to, but not including, the second anniversary date (excluding interest amounts already paid), plus 3.0% of the principal amount of the senior secured loans being repaid. Thereafter, the prepayment premium equals 3.0% of the principal amount of the senior secured loans being repaid and is reduced over time until the fourth anniversary date, after which no prepayment premium is required.

We are required to make mandatory prepayments of the senior secured loans with net cash proceeds from certain asset sales or insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights.

Our obligations under the Senior Credit Agreement are guaranteed by us and certain of our existing domestic subsidiaries and subsequently acquired or organized subsidiaries subject to certain exceptions. Our obligations under the Senior Credit Agreement and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a pledge of all of the equity interests of our direct subsidiaries, and (ii) a perfected security interest in all of our tangible and intangible assets.

The Senior Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, the Senior Credit Agreement contains certain financial covenants, including, among other things, maintenance of minimum liquidity and a minimum revenue test, measured quarterly until the last day of the second consecutive fiscal quarter where the consolidated leverage ratio does not exceed 4.5 to 1, provided that thereafter we cannot allow our consolidated leverage ratio to exceed 4.5 to 1, measured quarterly. Failure of the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company. At June 30, 2020, we were in compliance with all applicable covenants.

The Senior Credit Agreement contains events of default which are customary for financings of this type, in certain circumstances subject to customary cure periods. Following an event of default and any cure period, if applicable, Oaktree will have the right upon notice to terminate any undrawn commitments and may accelerate all amounts outstanding under the Senior Credit Agreement, in addition to other remedies available to it as a secured creditor of the Company.

In connection with our entry into the Senior Credit Agreement, we granted warrants to Oaktree to purchase up to an aggregate of 908,393 shares of our common stock at a purchase price of $12.63 per share and entered into a registration rights agreement with Oaktree on June 19, 2020, pursuant to which, among other things, the Company agreed to register for resale the shares of common stock issuable upon exercise of the warrants of no later than the 45th day following the issuance of the warrants.

Revenue Interest Financing Agreement

On August 4, 2020, we entered into a Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (“Sagard”), pursuant to which Sagard has agreed to pay the Company $50.0 million (the “Product Payment”) to provide funding for the Company’s development and commercialization of Oral Paclitaxel upon receipt of marketing authorization for Oral Paclitaxel by the FDA for the treatment of metastatic breast cancer. In exchange for the Product Payment, we have agreed to make payments to Sagard (the “Payments”) equal to 5.0% of our world-wide net sales of Oral Paclitaxel, subject to a hard cap equal to the lesser of 170% of the Product Payment and the Put/Call Price set forth below (the “Hard Cap”). We are required to make certain additional payments to Sagard to the extent Sagard has not received Payments equaling at least $20.0 million by September 30, 2024 and at least $50.0 million by August 4, 2026. In addition, if Sagard has not received Payments equaling at least $85.0 million by the tenth anniversary of the date the Product Payment is funded (the “Funding Date”), then subject to the Hard Cap, we will be required to pay Sagard an amount such that Sagard will have obtained a 6.0% internal rate of return, calculated on a quarterly basis and calculated from the Funding Date to the tenth anniversary of the Funding Date, on the amount of the Product Payment, taking into account all other payments received by Sagard from us under the Revenue Interest Financing Agreement.

Our obligations under the Revenue Interest Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree Fund Administration, LLC as administrative agent for the lenders under our Senior Credit Agreement, by a perfected security interest in (i) accounts receivable arising from net sales of Oral Paclitaxel and (ii) intellectual property that is claiming or covering Oral Paclitaxel itself or any method of using, making or manufacturing Oral Paclitaxel.

At any time after August 4, 2022, we will have the right, but not the obligation (the “Call Option”), to buy out Sagard’s interest in the Payments at a repurchase price (the “Put/Call Price”) equal to (a) on or before August 4, 2023, a payment sufficient to generate an internal rate of return of 18.0% of the Product Payment, (b) after August 4, 2023 and on or before August 4, 2024, a payment sufficient to generate an internal rate of return of 16.0% of the Product Payment, (c) after August 4, 2024 and on or before August 4, 2025, a payment sufficient to generate an internal rate of return of 15.0% of the Product Payment, and (d) thereafter, the greater of (i) an amount that, when paid to Sagard, would generate an internal rate of return of 13.0% of the Product Payment, and (ii) an amount equal to the product of the Product Payment and 165%, in the case of each foregoing clause (a) through (d), taking into account all other payments received by Sagard from us under the Revenue Interest Financing Agreement.

The Revenue Interest Financing Agreement contains customary representations and warranties and certain restrictions on our ability to incur indebtedness and grant liens on intellectual property related to Oral Paclitaxel. In addition, the Revenue Interest Financing Agreement provides that if certain events (“Put Option Events”) occur, including certain bankruptcy events, non-payment of Payments, a change of control, an out-license or sale of all of the rights in and to Oral Paclitaxel in the U.S. (other than any out-licensing transaction that includes all or substantially all of the U.S. and European development and commercialization rights to Oral Paclitaxel with a pharmaceutical company with global annual revenues for its most recently completed fiscal year that is greater than or equal to $500.0 million attributable to its oncology business) and (subject to applicable cure periods) non-compliance with the covenants in the Revenue Interest Financing Agreement, Sagard may require us to repurchase its interests in the Payments at the Put/Call Price.  Sagard may also terminate the Revenue Interest Financing Agreement if we have not received marketing authorization for Oral Paclitaxel by the FDA for the treatment of metastatic breast cancer by December 31, 2021.

Sagard and its co-investors OPB SHRP Co-Invest Credit Limited and SIMCOE SHRP Co-Invest Credit Ltd. (the “IMCO Investors”) also acquired by assignment (the “Assignment”) term loans and commitments equal to $50.0 million under the Senior Credit Agreement. In connection with the Assignment, we granted warrants to Sagard and the IMCO Investors to purchase up to 201,865 shares of our common stock at a purchase price of $12.63 per share (the “Sagard Warrants”).  The Sagard Warrants will expire on June 19, 2027 and may be net exercised at the holder’s election.

Outlook

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Senior Credit Agreement, or potentially pursuant to new arrangements with different lenders. We may borrow additional funds on terms that may include restrictive covenants, including covenants that further restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As of June 30, 2020, the Company had cash and cash equivalents of $105.9 million, restricted cash of $11.0 million, and short-term investments of $10.4 million. The Company believes that the existing cash and cash equivalents, restricted cash, and short-term investments will fund operations into the second quarter of 2021 but will not be sufficient to fund current operating plans through one year after the date that these unaudited condensed consolidated financial statements are issued.  This conclusion does not contemplate the additional funding the Company may receive through the Senior Credit Agreement and Revenue Interest Financing Agreement, further discussed below. We have based these estimates on assumptions that may prove to be wrong, and it could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. Since there is uncertainty around our ability to achieve various funding conditions that trigger the lenders’ obligations to make payments under the Senior Credit Agreement and the Revenue Interest Financing Agreement, there can be no assurance that this funding will be available for our use when needed, or at all. In addition, disruptions in the capital markets and the operations of commercial partners due to the COVID-19 pandemic may make it difficult for us to raise additional funds. As a result, these uncertainties, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

If we meet applicable funding conditions, anticipated future proceeds from the Senior Credit Agreement and the Revenue Interest Financing, together with the existing cash and cash equivalents, restricted cash, and short-term investments, are estimated to extend the Company’s cash runway into 2022, as they provide us the financial flexibility to draw another $125.0 million and $50.0 million of contingent milestone-based, non-dilutive capital.

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

We believe that our existing cash, cash equivalents, restricted cash, and short-term investments will not be sufficient to enable us to complete all necessary development or commercially launch our proprietary drug candidates. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and government grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of holders of common stock. Additional debt financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and might require the issuance of warrants, which could potentially dilute the ownership interest of holders of common stock. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we might have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that might not be favorable to us. The COVID-19 pandemic has reduced the valuation of many publicly traded stocks, including our own, and has disrupted capital markets in the U.S. and globally.  Until global economies recover, we may not be able to raise additional funds through equity or debt financings. If we are unable to raise additional funds through equity or debt financings when needed, we might be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(70,068)	$(37,773)
Net cash provided by investing activities	18,125	4,764
Net cash provided by financing activities	41,573	104,698
Net effect of foreign exchange rate changes	(403)	715
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(10,773)	$72,404

Net Cash Used in Operating Activities

The use of cash in our operating activities resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. The primary use of our cash in the periods presented was to fund our R&D, regulatory and other clinical trial costs, drug licensing costs, inventory purchases, pre-launch commercialization activities, and other expenditures related to sales, marketing and administration. Net cash used in operating activities increased $32.3 million or 85.5% for the six months ended June 30, 2020. The increase is primarily attributable to increases in cost of sales, SG&A costs, and losses related to the extinguishment of debt.

Net cash used in operating activities was $70.1 million for the six months ended June 30, 2020. This resulted primarily from our net loss of $60.8 million, adjusted for non-cash charges of $15.4 million, and by cash used by our operating assets and liabilities of $24.7 million. Our operating assets increased $21.9 million for accounts receivable mainly related to the contract asset recognized from license revenue in the current period and the increased sales of specialty products during the six-months ended June 30, 2020, and decreased by $1.5 million for inventory of all drug products, and $1.0 for prepaids and other assets. Our operating liabilities increased by $5.3 million mainly due to an increase in accrued selling costs and rebates, and an increase in accrued wages and benefits, and other operating liabilities. Our net non-cash charges during the six months ended June 30, 2020 primarily consisted of $7.2 million of loss on extinguishment of debt, $5.3 million of stock-based compensation expense, and $2.1 million depreciation and amortization expense.

Net cash used in operating activities was $37.8 million for the six months ended June 30, 2019. This resulted primarily from our net loss of $68.3 million, adjusted for non-cash charges of $7.9 million, and by cash used by our operating assets and liabilities of $22.7 million. Our operating assets decreased $3.4 million for accounts receivable mainly related to the decreased sales of API products during the six months ended June 30, 2019, and $1.5 million for inventory of all drug products, while prepaid and accrued expenses increased by $25.3 million primarily related to construction at the Dunkirk facility. Our operating liabilities increased by $43.1 million mainly due to $24.3 million related to construction at our Dunkirk facility, and $20.0 million of deferred revenue related to a milestone payment received from Almirall. Our net non-cash charges during the six months ended June 30, 2019 primarily consisted of $5.1 million of stock-based compensation expense, and $1.8 million depreciation and amortization expense.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $18.1 million for the six months ended June 30, 2020, compared to $4.8 million in the six months ended June 30, 2019. The difference was primarily due to more cash being obtained by the maturities of short-term investments and a decrease in the purchases of short-term investments and in-licenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $41.6 million for the six months ended June 30, 2020, which primarily consisted of $94.2 million from the draw downs of debt from our credit facility with Oaktree and $1.0 million to fund our new API plant in China, $5.8 million from the issuance of warrants to Oaktree, and $0.8 million from the exercise of stock options and sale of common stock, partially offset by $54.1 million repayment of Perceptive debt and $6.1 million issuance costs of the new Oaktree debt.

Net cash provided by financing activities was $104.7 million for the six months ended June 30, 2019, which primarily consisted of net proceeds of $99.9 million from the issuance of common stock from the private placement and $3.6 million from the issuance of debt to fund our new API plant in China.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2020 is as follows:

	Payments Due by Period
	Within 1 Year	1 to 3 years	3 to 5 years	More than 5 years	Total Amounts Committed
	(in thousands)
Operating leases	$2,903	$5,095	$4,050	$947	$12,995
Long-term debt	842	16,744	27,215	65,506	110,307
Finance lease obligations	389	450	183	—	1,022
Licensing fees	384	—	—	—	384
	$4,518	$22,289	$31,448	$66,453	$124,708

The above table includes the Company’s operating leases and the amounts committed under those leases by each location: (1) the rental of our global headquarters in the Conventus Center for Collaborative Medicine in Buffalo, NY; (2) the rental of our R&D facility in the IC Development Centre in Hong Kong; (3) the rental of the Commercial Platform headquarters in Chicago, IL; (4) the rental of our clinical research headquarters in Cranford, NJ; (5) the rental of our clinical data management center in Taipei, Taiwan; (6) the rental of eight facilities of our contract research organization throughout Latin America; (7) the rental of our Global Supply Chain distribution office in Houston, TX; (8) the rental of our Global Supply Chain API manufacturing facility in Chongqing, China; and (9) the rental of other facilities and equipment located mainly in Buffalo, NY.

The long-term debt is comprised of (1) the principal and fees related to the first tranche of our Senior Credit Agreement with Oaktree; (2) our credit arrangement with Chongqing Maliu Riverside Development and Investment Co., LTD; and (3) our mortgage assumed in connection with the acquisition of CDE.

The finance lease obligations represent the lease of various equipment for our facilities in and near Buffalo, NY.

The license fee obligations are due in connection with our in-licensing arrangements for certain of the Commercial Platform’s specialty products.

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

We believe that the assumptions and estimates associated with R&D expenses, chargebacks, stock-based compensation and inventory reserves have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), or other authoritative accounting bodies to determine the potential impact they may have on our condensed consolidated financial statements. See Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Chinese Renminbi (“RMB”). In the six months ended June 30, 2020 and 2019, approximately 0% and 1%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

Currency Convertibility Risk

A portion of our revenues and expenses, and a portion of our assets and liabilities are denominated in RMB. The People’s Republic of China (“PRC”) government uses a single rate of exchange as quoted daily by the People’s Bank of China, (“PBOC”). The PRC imposes a number of procedural requirements that limit the ability to readily convert RMB into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approvals of foreign currency payments by the PBOC or other institutions require submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of the RMB is subject to changes in PRC central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash, and short-term investments of $127.3 million as of June 30, 2020. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in U.S. market interest rates is not expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.  Other than as described below and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic could continue to adversely impact our business, including our commercial operations, clinical development activities and clinical trials.

As a result of the COVID-19 pandemic, we experienced disruptions in production at our Chongqing API production facility in the first quarter of 2020, as well as difficulties in clinical trial recruitment suspensions of early stage trials, which continued through the second quarter of 2020. The future impact of the COVID-19 pandemic on our business and operations is largely unknown and the situation is fluid. The extent to which our business and operations may be impacted by the pandemic will depend on a number of factors, including (i) the ultimate spread and severity of the outbreaks in the U.S. and globally, (ii) the existence of additional waves of outbreak as containment measures are lifted, (iii) the scope, duration and impact of containment measures on individuals and businesses, and (iv) the timing to market and relative availability of testing and treatment options for COVID-19. If the pandemic worsens or we experience additional waves of outbreak on a local, national or global scale, we may experience a multitude of additional disruptions that could severely impact our business, operations, clinical development activities and planned clinical trials, including without limitation, the following:

•

a spread of COVID-19 among our workforce and/or management team, which would result in our reduced capacity to manage our business to the extent key personnel are impacted or our personnel are impacted in significant numbers;

•

continued delays or difficulties in clinical trials, which could include extended periods of time in which early stage trials are suspended,  sustained difficulties enrolling patients in clinical trials and/or disruptions to ongoing trials based on the attrition of patients as a result of contracting or being exposed to COVID-19, facility closures or limitations on the use of hospitals as clinical trial sites and governmental restrictions on “non-essential” procedures and activities, any of which may further delay our clinical development plans and timelines and also may impact the integrity of our clinical trial data for ongoing trials;

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
•

interruption or delays in our and our partners ability to meet expected clinical development deadlines or to comply with contractual commitments with respect to the same, including timelines around preclinical studies and planned clinical trials which could in turn delay overall developmental and commercialization timelines; and

•

limitations on our ability to engage in face-to-face essential business activities as well as marketing and public relations activities due to the health risks posed by such activities, the widespread cancellation of conferences and events targeting the biotech and medical fields, and restrictions on domestic and international travel, including travel bans and government imposed quarantines.

Each of these disruptions as well as others arising from the COVID-19 pandemic could adversely impact our ability to conduct clinical development activities, planned clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

The economic disruption from the COVID-19 pandemic may result in material adverse consequences for general economic, financial and business conditions, and could result in increased credit and counterparty risks.

Through our normal business activities, we are subject to significant credit and counterparty risks that arise in the ordinary course of business. These risks have been heightened due to the COVID-19 pandemic and resulting economic turbulence, giving rise to substantial macroeconomic uncertainty. In the event of a sustained economic downturn, our customers, lenders, licensing partners, service providers, and other counterparties may be unable to fully fulfil their respective obligations to us in a timely manner, or at all. In addition, governments that we have partnered with and received grants from in connection with the construction of certain production facilities may be unable to timely fulfil their obligations under such agreements due to the impact of COVID-19 on their financial conditions.

In particular, we are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates. Unfavorable macroeconomic conditions caused by COVID-19 may lead our business partners to delay or curtail planned expenditures under our licensing arrangements, which could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

As a result of COVID-19, we have experienced difficulties in collecting certain license agreement receivables. For instance, we recently experienced a significant delay in the receipt of an upfront payment from a license partner – see Part 1, Item 2, “Management Discussion and Analysis,” under the heading “Recent business updates and COVID-19 related measures” for further information.  If any of these difficulties persist for one or more of our partnerships, we may need to declare a default and terminate a license arrangement, which could delay or impair our ability to develop and commercialize the product candidates in the territories covered by the license agreement. In addition, we may seek replacement partnerships to develop and commercialize these product candidates in the territories covered by the terminated arrangement, the negotiation and entry into which may impact our development timelines and otherwise be on terms less favorable compared to existing contractual terms. This could in turn have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, a prolonged downturn in macroeconomic conditions or negative trends in the global credit markets could further negatively impact our ability to collect on receivables, including milestone payments, due to us which may increase our concessions and discount rates as well as the length of time until these receivables are collected. An inability to timely collect may lead to an increase in our borrowing requirements, our accounts receivable and potentially lead to increased write-offs, with possible adverse effects on our business, financial condition, results of operations and cash flows.

Risks Related to Our Financial Position and Need for Additional Capital

Our ability to continue as a going concern will require us to obtain additional financing to fund our current operations, which may be unavailable on acceptable terms, or at all.

Our recurring losses from operations and our current operating plans raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2019 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional financing to fund our current operating plans. For additional information, please see “Note 1 - Company and Nature of Business - Significant Risks and Uncertainties”.

We will need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our drug candidates.

To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, public-private partnerships, the issuance of convertible notes and public grants. Our drug candidates will require the completion of clinical studies and regulatory review, significant sales and marketing efforts and substantial investment before they can provide us with any product sales revenue. Our operations have consumed substantial amounts of cash since inception. The net cash used for our operating activities was $97.5 million, $109.4 million and $81.5 million for the years ended December 31, 2019, 2018 and 2017 respectively. We expect to continue to spend substantial amounts on advancing the clinical and regulatory development of our proprietary drug candidates, launching and commercializing any proprietary drug candidates for which we receive regulatory approval, including building our own commercial infrastructure to address certain markets.

On June 19, 2020, we entered into a 6-year $225.0 million loan agreement with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), bearing interest at a fixed annual rate of 11%. We expect to use borrowings under our Senior Credit Agreement, proceeds from out-licensing arrangements and potential future financing transactions, if necessary, to fund expenditures that are in excess of our operating cash flow and cash on hand, including completing the development and commercialization of our proprietary drug candidates and to conduct additional clinical trials for the approval of our proprietary drug candidates if requested by regulatory bodies and to complete the development of any additional proprietary drug candidates we might discover. Moreover, our research and development expenses and other contractual commitments are substantial and are expected to increase in the future. In addition, we will require additional financial resources and personnel to begin operations at our public-private partnership facilities in Chongqing, China and Dunkirk, New York. To the extent the costs of constructing the Dunkirk facility exceed approximately $206 million, we will also be responsible for those costs.

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

We have also incurred debt service obligations under our Senior Credit Agreement and have minimum payment obligations under our Revenue Interest Financing Agreement, which could make it more difficult for us to fund our operations.  Under the Senior Credit Agreement, we are required to make quarterly interest-only payments until June 19, 2022, after which we are required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Beginning on September 17, 2020, we will also be required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date or the commitment termination date. Under the Revenue Interest Financing Agreement, to the extent we do not generate revenues from Oral Paclitaxel sufficient to satisfy minimum payment obligations of $20.0 million by September 30, 2024 and $50.0 million by August 4, 2026, we will in each instance be required to pay Sagard the amount of the shortfall. In addition, if Sagard has not received payments equaling at least $85.0 million by the tenth anniversary of the date the Product Payment is funded, then subject to the Hard Cap, we will be required to pay Sagard an amount such that Sagard will have obtained a 6.0% internal rate of return on the Product Payment (taking into account all other payments received by Sagard from us under the Revenue Interest Financing Agreement). For additional information, please see “Liquidity and Capital Resources —Recent Debt Financings”.

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

The Senior Credit Agreement contains various covenants that limit, subject to certain exemptions, our ability and/or our certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or liens; make investments; consummate business combinations such as mergers and dispositions; prepay other indebtedness; and to declare dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, the Senior Credit Agreement contains certain financial covenants, including, among other things, maintenance of minimum liquidity and a minimum revenue test, measured quarterly until the last day of the second consecutive fiscal quarter where the consolidated leverage ratio does not exceed 4.5 to 1, provided that thereafter we cannot allow our consolidated leverage ratio to exceed 4.5 to 1, measured quarterly.

The Senior Credit Agreement requires that we maintain (i) a debt service reserve account with a minimum cash balance equal to the amount required to pay interest on the outstanding loan for a period of the next twelve months and (ii) a minimum liquidity amount in cash or permitted cash equivalent investments of $20.0 million until the date on which the aggregate principal amount of loans outstanding is greater than or equal to $150.0 million (the “First Step-Up Date”), $25.0 million from the First Step-Up Date until the date on which the aggregate principal amount of loans outstanding balance is equal to $225.0 million (the “Second Step-Up Date”), and $30.0 million from the Second Step-up Date until the maturity date. Our obligations under the Senior Credit Agreement are guaranteed by certain of our existing domestic subsidiaries and subsequently acquired or organized subsidiaries subject to certain exceptions. Our obligations under the Senior Credit Agreement and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a pledge of all of the equity interests of our direct subsidiaries, and (ii) a perfected security interest in all of our tangible and intangible assets.

The restrictions contained in our Senior Credit Agreement governing our debt could adversely affect our ability to:

•	finance our operations;
•	make needed capital expenditures;
•	make strategic acquisitions or investments or enter into alliances;
•	withstand a future downturn in our business or the economy in general;
•	engage in business activities, including future opportunities, that may be in our interest; and
•	plan for or react to market conditions or otherwise execute our business strategies.

A breach of any of these covenants, subject to certain cure rights of the Company, could result in a default under the Senior Credit Agreement governing our debt. Further, additional indebtedness that we incur in the future may subject us to further covenants. If a default under any such loan agreement is not cured or waived, the default could result in the acceleration of debt, which could require us to repay debt prior to the date it is otherwise due and that could adversely affect our financial condition. If we default, the lenders under the Senior Credit Agreement may seek repayment through our subsidiary guarantors or by executing on the security interest granted pursuant to the Senior Credit Agreement and related security agreements.

Our ability to comply with the covenants, restrictions and specified financial ratios contained in our senior secured loan agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, and other corporate opportunities that we believe would be beneficial to us. In addition, our obligations under the loan agreement are secured, on a first-priority basis, and such security interests could be enforced in the event of default by the collateral agent for the loan agreement.

Our access to additional capital under the Oaktree facility and our out-licensing agreements is dependent on the achievement of certain milestones, which we may not achieve.

As of June 30, 2020, we had $100.0 million of indebtedness outstanding, $54.1 million of which was used to repay amounts outstanding under our previous facility with Perceptive and an additional $11.0 million of the upfront loan proceeds held by us as restricted cash in a debt service reserve account, and $6.4 million in fees and expenses incurred in connection with the financing, leaving $28.5 million in available proceeds from the first tranche after payment of fees and expenses incurred in connection with our entry into the Senior Credit Agreement. Under our Senior Credit Agreement and our out-licensing arrangements, our ability to access additional capital is dependent on our ability to achieve various regulatory and commercial milestones, which we may never achieve. Our Senior Credit Agreement provides that we must meet funding conditions to draw down the remaining $125 million of commitments under the Oaktree facility. For additional information, please see “Liquidity and Capital Resources —Recent Debt Financings —Oaktree Facility.”

In the event we are unable to meet the above funding conditions and/or achieve the various commercial and regulatory milestones in our out-licensing agreements, we will need to raise additional capital and can provide no assurances that we will be able to do so when needed or on acceptable terms. In the event we are unable to access additional capital we would be forced to delay, reduce or eliminate our research and drug development programs or commercialization efforts. In addition, the failure to meet these conditions and milestones would have broader implications on the value and prospects of our Company and could impair our ability to raise such additional necessary capital, grow our business, retain key employees and continue our operations.

Heightened tensions between the U.S. and China over Hong Kong and resulting retaliatory policies may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

We have operations in Hong Kong and expect that a portion of our future revenue will be sourced from licensing partnerships and API sales in China. Accordingly, our operations, financial condition and results of operations are affected by economic, political and legal developments between the U.S. and China. The recent tensions between the U.S. and China over China’s June 30, 2020 enactment of a new national security law in Hong Kong has resulted in heightened diplomatic tensions and a number of escalating retaliatory measures by the U.S. and China, culminating in an executive order signed by President Trump on July 14, 2020, which ended the special economic status that was afforded to Hong Kong under the United States-Hong Kong Policy Act of 1992.

The increasing tensions between the U.S. and China create uncertainties for doing business in China, including the risk of additional protectionist trade policies and tariffs being imposed that could increase the cost of doing business, restrictions being placed on the sharing of intellectual property between the countries or measures enacted that further impede our ability to repatriate capital from our subsidiaries in China. The uncertainties caused by heightened tension, together with the risk of escalating retaliatory policies could increase our cost of doing business, adversely affect our business, financial condition and results of operations and may result in our inability to sustain our operations, and growth and expansion strategies with respect to China.

Risks Related to Our Common Stock

Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of our common stock for return on your investment, if any.

We intend to retain most, if not all, of our available funds and earnings to fund the development and growth of our business. In addition, our Senior Credit Agreement with Oaktree restricts our and our restricted subsidiaries’ ability to pay dividends. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Our board of directors has significant discretion as to whether to distribute dividends, subject to the restrictions contained in the Oaktree facility. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, restrictions on the form and amount of such dividends in our debt agreements, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on an investment in our common stock will likely depend entirely upon any future price appreciation of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain its current market price. You may not realize a return on your investment in our common stock and you may even lose your entire investment in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2020, CIDAL achieved two of its six clinical milestones associated with the contingent equity consideration from our acquisition of CIDAL. As a result, the Company issued 22,598 shares of its common stock to CIDAL on June 30, 2020.  In issuing the shares to CIDAL, the Company relied on an exemption from registration under the Securities Act, as set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

4.1	Form of Warrant to Purchase Common Stock	Form 8-K	001-38112	4.1	June 22, 2020

10.1	Credit Agreement and Guaranty dated as of June 19, 2020, by and among Athenex, Inc., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	Form 8-K	001-38112	10.1	June 22, 2020

10.2	Security Agreement dated as of June 19, 2020, by and among Athenex, Inc., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	—	—	—	Filed herewith

10.3	Registration Rights Agreement by and among Athenex, Inc. and the purchasers named therein, dated as of June 19, 2020.	—	—	—	Filed herewith

10.4	Amended and Restated 2017 Omnibus Incentive Plan	—	—	—	Filed herewith

10.5	Second Supplemental Agreement to License Agreement dated December 12, 2019 by and among Athenex, Inc. and Chongqing Taihao Pharmaceutical Co. Ltd. and Guangzhou Xiangxue Pharmaceutical Co., Ltd., dated June 30, 2020.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) and the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athenex, Inc.

Date: August 6, 2020	By:	/s/ Johnson Y.N. Lau
Chief Executive Officer and Board Chairman (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Randoll Sze
Chief Financial Officer (Principal Financial and Accounting Officer)