Form 10-Q
period 2020-09-30
Athenex, Inc.
filed 2020-11-05
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 93,339,242 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$143,559	$127,674
Restricted cash	13,750	—
Short-term investments	84,751	33,139
Accounts receivable, net of chargebacks and other deductions of $13,500 and $14,394, respectively, and provision for credit losses of $959 and $124, respectively	42,993	16,689
Inventories	29,605	32,630
Prepaid expenses and other current assets	9,547	20,794
Total current assets	324,205	230,926
Property and equipment, net	28,867	23,153
Goodwill	38,692	38,513
Intangible assets, net	9,556	8,522
Operating lease right-of-use assets, net	7,443	8,818
Other assets	877	—
Total assets	$409,640	$309,932
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,869	$23,331
Accrued expenses	47,106	44,307
Current portion of operating lease liabilities	2,703	3,010
Current portion of long-term debt	1,874	880
Total current liabilities	66,552	71,528
Long-term liabilities:
Long-term operating lease liabilities	6,431	7,620
Long-term debt and finance lease obligations	121,740	52,366
Deferred tax liabilities	53	—
Other long-term liabilities	2,629	2,563
Total liabilities	197,405	134,077
Commitments and contingencies (See Note 16)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at September 30, 2020 and December 31, 2019; 94,959,662 and 83,231,063 shares issued at September 30, 2020 and December 31, 2019, respectively; 93,286,742 and 81,558,143 shares outstanding at September 30, 2020 and December 31, 2019, respectively	95	83
Additional paid-in capital	898,250	763,648
Accumulated other comprehensive loss	(1,030)	(635)
Accumulated deficit	(664,151)	(567,465)
Less: treasury stock, at cost; 1,672,920 shares at September 30, 2020 and December 31, 2019	(7,406)	(7,406)
Total Athenex, Inc. stockholders' equity	225,758	188,225
Non-controlling interests	(13,523)	(12,370)
Total stockholders' equity	212,235	175,855
Total liabilities and stockholders' equity	$409,640	$309,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product sales, net	$24,780	$19,237	$83,494	$66,433
License and other revenue	10,696	127	39,089	435
Total revenue	35,476	19,364	122,583	66,868
Cost of sales	24,510	17,071	77,088	53,915
Gross Profit	10,966	2,293	45,495	12,953
Operating expenses:
Research and development expenses	18,390	19,588	57,597	62,570
Selling, general, and administrative expenses	22,220	16,283	65,454	48,640
Total operating expenses	40,610	35,871	123,051	111,210
Operating loss	(29,644)	(33,578)	(77,556)	(98,257)
Interest income	112	650	710	1,408
Interest expense	3,595	1,745	6,833	5,254
Loss on extinguishment of debt	3,048	—	10,278	—
Loss before income tax expense	(36,175)	(34,673)	(93,957)	(102,103)
Income tax expense	1,093	114	4,080	1,019
Net loss	(37,268)	(34,787)	(98,037)	(103,122)
Less: net loss attributable to non-controlling interests	(462)	(29)	(1,351)	(1,100)
Net loss attributable to Athenex, Inc.	$(36,806)	$(34,758)	$(96,686)	$(102,022)
Unrealized (loss) gain on investment, net of income taxes	(48)	1	1	(79)
Foreign currency translation adjustment, net of income taxes	85	(310)	(396)	312
Comprehensive loss	$(36,769)	$(35,067)	$(97,081)	$(101,789)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 13)	$(0.44)	$(0.45)	$(1.17)	$(1.41)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 13)	83,712,060	77,297,555	82,314,802	72,552,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share data)

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2019	68,668,986	$69	$591,064	$(443,716)	$(656)	(1,672,920)	$(7,406)	$139,355	$(10,586)	$128,769
Stock-based compensation cost	—	—	1,693	—	—	—	—	1,693	—	1,693
Stock options and warrants exercised	49,632	—	278	—	—	—	—	278	—	278
Net loss	—	—	—	(35,233)	—	—	—	(35,233)	(997)	(36,230)
Other comprehensive income, net of tax	—	—	—	—	1,071	—	—	1,071	—	1,071
Balance at March 31, 2019 (unaudited)	68,718,618	69	593,035	(478,949)	415	(1,672,920)	(7,406)	107,164	(11,583)	95,581
Sale of common stock, net of costs of $54	10,033,362	10	100,309	—	—	—	—	100,319	—	100,319
Stock-based compensation cost	92,723	—	3,382	—	—	—	—	3,382	—	3,382
Stock options exercised	92,442	—	559	—	—	—	—	559	—	559
Net loss	—	—	—	(32,031)	—	—	—	(32,031)	(74)	(32,105)
Other comprehensive loss, net of tax	—	—	—	—	(529)	—	—	(529)	—	(529)
Balance at June 30, 2019 (unaudited)	78,937,145	79	697,285	(510,980)	(114)	(1,672,920)	(7,406)	178,864	(11,657)	167,207
Stock-based compensation cost	130,000	—	2,148	—	—	—	—	2,148	—	2,148
Stock options exercised	75,160	—	567	—	—	—	—	567	—	567
Net loss	—	—	—	(34,758)	—	—	—	(34,758)	(29)	(34,787)
Other comprehensive loss, net of tax	—	—	—	—	(309)	—	—	(309)	—	(309)
Balance at September 30, 2019 (unaudited)	79,142,305	$79	$700,000	$(545,738)	$(423)	(1,672,920)	$(7,406)	$146,512	$(11,686)	$134,826

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2020	83,231,063	$83	$763,648	$(567,465)	$(635)	(1,672,920)	$(7,406)	$188,225	$(12,370)	$175,855
Stock-based compensation cost	—	—	1,864	—	—	—	—	1,864	—	1,864
Restricted stock expense	(3,000)	—	397	—	—	—	—	397	—	397
Stock options exercised	70,200	—	344	—	—	—	—	344	—	344
Net loss	—	—	—	(19,429)	—	—	—	(19,429)	(289)	(19,718)
Other comprehensive loss, net of tax	—	—	—	—	(506)	—	—	(506)	—	(506)
Balance at March 31, 2020 (unaudited)	83,298,263	83	766,253	(586,894)	(1,141)	(1,672,920)	(7,406)	170,895	(12,659)	158,236
Sale of common stock and issuance of stock in connection with acquisition	51,691	—	269	—	—	—	—	269	—	269
Stock-based compensation cost	—	—	2,640	—	—	—	—	2,640	—	2,640
Restricted stock expense	—	—	413	—	—	—	—	413	—	413
Stock options exercised	12,500	—	125	—	—	—	—	125	—	125
Issuance of warrants, net	—	—	5,342	—	—	—	—	5,342	—	5,342
Non-controlling interests	—	—	—	—	—	—	—	—	198	198
Net loss	—	—	—	(40,451)	—	—	—	(40,451)	(600)	(41,051)
Other comprehensive income, net of tax	—	—	—	—	74	—	—	74	—	74
Balance at June 30, 2020 (unaudited)	83,362,454	83	775,042	(627,345)	(1,067)	(1,672,920)	(7,406)	139,307	(13,061)	126,246
Sale of common stock and issuance of stock in connection with acquisition	11,522,598	11	118,619	—	—	—	—	118,630	—	118,630
Stock-based compensation cost	—	—	2,513	—	—	—	—	2,513	—	2,513
Restricted stock expense	(7,820)	—	178	—	—	—	—	178	—	178
Stock options exercised	82,430	1	696	—	—	—	—	697	—	697
Issuance of warrants, net	—	—	1,202	—	—	—	—	1,202	—	1,202
Net loss	—	—	—	(36,806)	—	—	—	(36,806)	(462)	(37,268)
Other comprehensive income, net of tax	—	—	—	—	37	—	—	37	—	37
Balance at September 30, 2020 (unaudited)	94,959,662	$95	$898,250	$(664,151)	$(1,030)	(1,672,920)	$(7,406)	$225,758	$(13,523)	$212,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(98,037)	$(103,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,207	2,808
Stock-based compensation expense	8,005	7,223
Amortization of debt discount	1,185	770
Loss on disposal of assets and impairment charges	222	224
Loss on extinguishment of debt	10,278	—
Deferred income taxes	53	486
Changes in operating assets and liabilities:
Receivables, net	(26,304)	(4,217)
Prepaid expenses and other assets	11,017	(17,086)
Inventories	3,025	336
Accounts payable and accrued expenses	(9,739)	38,458
Net cash used in operating activities	(97,088)	(74,120)
Cash flows from investing activities:
Purchase of property and equipment	(6,710)	(8,513)
Payments for licenses	(83)	(4,175)
Purchases of short-term investments	(97,956)	(57,014)
Sales and maturities of short-term investments	46,345	72,290
Net cash (used in) provided by investing activities	(58,404)	2,588
Cash flows from financing activities:
Proceeds from sale of stock	126,769	100,373
Proceeds from issuance of debt	119,897	6,464
Proceeds from issuance of warrants	7,039	—
Costs incurred related to the sale of stock	(7,590)	(54)
Costs incurred related to the issuance of debt and warrants	(7,187)	—
Proceeds from exercise of stock options	1,165	1,404
Investment from non-controlling interest	198	—
Deposits for long-term debt	(648)	—
Repayment of finance lease obligations and long-term debt	(54,315)	(136)
Net cash provided by financing activities	185,328	108,051
Net increase in cash, cash equivalents, and restricted cash	29,836	36,519
Cash, cash equivalents, and restricted cash, beginning of period	127,674	49,794
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(201)	592
Cash, cash equivalents, and restricted cash, end of period (See Note 3)	$157,309	$86,905
Supplemental cash flow disclosures
Interest paid	$3,081	$4,415
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$948	$1,106
Accrued purchases of licenses	$2,500	$—
Equipment purchased with capital lease obligation	$581	$—
Accrued cost of debt issuance	$1,425	$—
Accrued cost of stock offering	$280	$—
ROU assets derecognized from modification of operating lease obligations	$(468)	$—

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

Athenex is a global biopharmaceutical company dedicated to becoming a leader in the discovery, development and commercialization of next generation drugs for the treatment of cancer. The Company’s mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. The Company’s current clinical pipeline is derived from Orascovery, based on a P-glycoprotein (“P-gp”) pump inhibitor, Src Kinase Inhibition, T-cell receptor-engineered T-cells (“TCR-T”), and Arginine Deprivation Therapy technology platforms. The Company has assembled a strong and experienced leadership team and has established global operations across the pharmaceutical value chain to execute its goal of becoming a global leader in bringing innovative cancer treatments to the market and improve health outcomes. The Company is primarily engaged in conducting research and development activities through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting preclinical and clinical testing, recruiting personnel, identifying and evaluating additional drug candidates for potential in-licensing or acquisition, and raising capital to support development and commercialization activities. The Company also conducts commercial sales of specialty products through its wholly owned subsidiary, Athenex Pharmaceutical Division (“APD”), and 503B products through its wholly owned subsidiary, Athenex Pharma Solutions (“APS”).

Public Offering of Stock

In September 2020, the Company completed an underwritten follow-on public offering in which it sold 11,500,000 shares of its common stock, including 1,500,000 shares of common stock pursuant to underwriters’ option to purchase additional shares, at a public offering price of $11.00 per share and received net proceeds of $118.7 million, after deducting underwriting discounts and commissions and offering expenses of $7.9 million.

Revenue Interest Financing Agreement and Detachable Warrants

On August 4, 2020, the Company entered into a Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (“Sagard”), pursuant to which Sagard agreed to pay the Company $50.0 million (the “Product Payment”) to provide funding for the Company’s development and commercialization of oral paclitaxel and encequidar (“Oral Paclitaxel”) upon receipt of marketing authorization for Oral Paclitaxel by the U.S. Food and Drug Administration (FDA) for the treatment of metastatic breast cancer. In exchange for the Product Payment, the Company agreed to make payments to Sagard (the “Payments”) equal to 5.0% of its world-wide net sales of Oral Paclitaxel, subject to a hard cap equal to the lesser of 170% of the Product Payment and the Put/Call Price set forth in the Revenue Interest Financing Agreement (the “Hard Cap”). The Company is required to make certain additional payments to Sagard to the extent Sagard has not received Payments equaling at least $20.0 million by September 30, 2024 and at least $50.0 million by August 4, 2026, in the amount of the applicable shortfall, and, subject to the Hard Cap, if Sagard has not received Payments equaling at least $85.0 million by the tenth anniversary of the date the Product Payment is funded, in an amount such that Sagard will have obtained a 6.0% internal rate of return on the Product Payment.

Sagard and its co-investors OPB SHRP Co-Invest Credit Limited and SIMCOE SHRP Co-Invest Credit Ltd. (the “IMCO Investors”) also acquired by assignment (the “Assignment”) term loans and commitments equal to $50.0 million under the Senior Credit Agreement, as further discussed below. In connection with the Assignment, the Company granted warrants to Sagard and the IMCO Investors to purchase up to an aggregate of 201,865 shares of its common stock at a purchase price of $12.63 per share (the “Sagard Warrants”). As a result of the issuance of the additional warrants, the Company evaluated the debt modification in accordance with ASC 470 and concluded that the assigned debt qualified for a partial debt extinguishment of the existing Senior Secured Credit Agreement with Oaktree. Therefore, the Company recorded a loss on partial extinguishment of debt in the amount of $3.0 million for the three months ended September 30, 2020.

Senior Secured Loan Agreement and Detachable Warrants

On June 19, 2020, the Company entered into a senior secured loan agreement and related security agreements (the “Senior Credit Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%. The first tranche of $100.0 million was drawn by the Company prior to June 30, 2020, with the proceeds used in part to repay in full the outstanding loan and fees under the credit agreement with Perceptive Advisors LLC and its affiliates (“Perceptive”).

The second tranche of $25.0 million was drawn by the Company prior to September 30, 2020. Additional debt tranches of $100.0 million in aggregate are available subject to the Company’s achievement of certain regulatory and commercial milestones. The Company is required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity.

In connection with the Senior Credit Agreement, the Company granted warrants to Oaktree to purchase an aggregate of up to 908,393 shares of the Company’s common stock at a purchase price of $12.63 per share. This transaction was accounted for as a detachable warrant at its fair value, using the relative fair value method, which is based on a number of unobservable inputs, and is recorded as an increase to additional paid-in-capital on the consolidated statement of stockholders’ equity. The fair value of the warrants was reflected as a discount to the term loan and amortized over the life of the term loan.

Significant Risks and Uncertainties

The Company has incurred operating losses since its inception and, as a result, as of September 30, 2020 and December 31, 2019 had an accumulated deficit of $664.2 million and $567.5 million, respectively. In September 2020, the Company successfully raised $118.7 million through public offering of its shares, thus alleviated the substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2020. As of September 30, 2020, the Company had cash and cash equivalents of $143.6 million, restricted cash of $13.8 million, and short-term investments of $84.8 million. The Company believes that the existing cash and cash equivalents, restricted cash, and short-term investments will fund operations into the second quarter of 2022. This cash runway does not reflect additional funding available to the Company through its existing Senior Credit Agreement with Oaktree, as administrative agent, or the Revenue Interest Financing Agreement with Sagard.  Achieving prescribed funding milestones within such arrangements would extend the Company’s anticipated cash runway into 2023. The Company has based these estimates on assumptions that may prove to be wrong, and it could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. Operations have been funded primarily through the sale of common stock, senior secured loans, and to a lesser extent, from convertible bond financing, revenue, and grant funding. Although the Company plans to raise additional funds or access additional funding via the Senior Credit Agreement and Revenue Interest Financing, these plans are subject to market conditions which are outside of its control and based on the satisfaction of future milestone funding conditions, and therefore cannot be deemed to be probable.

The Senior Credit Agreement contains various affirmative, negative, and financial covenants customary to agreements of this type. A breach of any of these covenants could result in a default. If a default under the Senior Credit Agreement is not cured or waived, the default could result in the acceleration of debt, which could require the Company to repay the outstanding debt in full prior to the date it is otherwise due together with exit fees and any applicable prepayment fees. If the Company defaults, the lenders may seek repayment through the Company’s subsidiary guarantors or by executing on the security interest granted pursuant to the Senior Credit Agreement. The Company was in compliance with all applicable covenants as of September 30, 2020.

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

Results of the Company’s operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Such management estimates include those relating to assumptions used in clinical research accruals, chargebacks, measurement of acquired assets and assumed liabilities in business combinations, provision for credit losses, inventory reserves, income taxes, the estimated useful life and recoverability of long-lived assets, and the valuation of warrants and stock-based awards. Actual results could differ from those estimates.

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

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer, as the Company determined that risk profile of its customers is consistent based on the type and industry in which they operate. These customer classes include pharmaceutical wholesalers for specialty product sales, drug manufacturers for active pharmaceutical ingredient (API) sales, and hospitals and end-users for 503B sales. Each class of customer is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the pharmaceutical industry, including unemployment rates, industry indices, and other factors, to estimate if there are current expected credit losses within its trade receivables based on the trends and the Company’s expectation of the future status of such economic and industry-specific factors. The Company believes that its customers, the majority of which are in the pharmaceutical industries with sound financial condition, and therefore, the Company’s evaluation of macroeconomic and industry-specific factors did not have a significant impact on the provision for credit losses. As of September 30, 2020, the Company recorded a provision for credit losses of $1.0 million for accounts receivable related to the customer classes of pharmaceutical wholesalers, drug manufacturers, and hospitals and end users.

Expected credit losses related to contract assets are evaluated on an individual basis. The Company’s contract assets relate to upfront fees or milestone payments due from licensees for which the underlying performance obligations have been satisfied. The Company evaluates the financial status of the licensee and any historical payment activity from them. Macroeconomic and industry-specific factors are considered when estimated current expected credit losses related to contract assets. Contract assets are generally classified as short-term, and the Company is in frequent communication with licensees to establish timely payment terms. If the Company expects that credit losses exist for license-related contract assets, it will record provision for such losses against the contract asset. As of September 30, 2020, the Company determined that credit losses related to its contract assets recognized in connection with its license arrangements are not expected to be significant.

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

Recent Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” to improve reporting requirements specific to loans, receivables, and other financial instruments. The new standard requires that credit losses on financial assets, including trade receivables and held-to-maturity debt securities, measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model. In addition, ASC 326 requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses if the Company does not intend to sell or believes that it is more likely than not they will be required to sell, and limited to the amount by which carrying value exceeds fair value. The new standard also requires enhanced disclosure of credit risk associated with financial assets.

The standard is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The standard is required to be applied using the modified retrospective approach with a cumulative-effect adjustment to the retained earnings, if any, upon adoption.

This standard became effective for us on January 1, 2020, and based on the composition of our trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures. A significant portion of the Company’s accounts receivable is from large pharmaceutical wholesalers in the U.S., and a licensing fee receivable from a public company in the People’s Republic of China (“PRC”). The Company’s estimate of expected credit losses as of January 1, 2020, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to retained earnings on the adoption date of the standard.

3. Restricted Cash

The Company has a restricted cash balance of $13.8 million as of September 30, 2020 held in a controlled bank account in connection with the Senior Credit Agreement, which requires the Company to maintain, in a debt service reserve account, a minimum cash balance equal to twelve months of interest on the outstanding loans under the Senior Credit Agreement.

4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials and purchased parts	$5,174	$4,176
Work in progress	203	1,870
Finished goods	24,228	26,584
Total inventories	$29,605	$32,630

5. Intangible Assets, net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	September 30, 2020
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets:
Licenses	$11,518	$4,757	$—	$6,761
Polymed customer list	1,593	1,355	—	238
Polymed technology	3,712	1,547	—	2,165
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	723	—	—	723
Effect of currency translation adjustment	(331)	—	—	(331)
Total intangible assets, net	$17,215	$7,659	$—	$9,556

	December 31, 2019
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$8,935	$3,561	$—	$5,374
Polymed customer list	1,593	1,164	—	429
Polymed technology	3,712	1,297	—	2,415
Product rights	530	360	170	—
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Effect of currency translation adjustment	(424)	—	—	(424)
Total intangibles, net	$15,074	$6,382	$170	$8,522

As of September 30, 2020, licenses at cost include an Orascovery license of $0.4 million, licenses purchased from Gland Pharma Limited (“Gland”) of $4.4 million, a license purchased from MAIA Pharmaceuticals, Inc. (“MAIA”) for $4.0 million, a license purchased from Ingenus Pharmaceuticals, LLC (“Ingenus”) for $2.0 million, and licenses of other specialty products of $0.7 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase.  The license purchased from MAIA is being amortized over a period of 7 years, the remaining life of the license agreement at the time of purchase. The license purchased from Ingenus is being amortized over a period of 5 years, the estimated useful life of the license agreement.

The remaining intangible assets were acquired in connection with the acquisitions of Polymed Therapeutics, Inc. (“Polymed”) and Comprehensive Drug Enterprises (“CDE”). Intangible assets are amortized using an economic consumption model over their useful lives. The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. The CDE in-process research and development, (“IPR&D”), will not be amortized until the related projects are completed. IPR&D is tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). The Company recorded no impairments of IPR&D during the nine months ended September 30, 2020. The weighted-average useful life for all intangible assets was 7.37 years as of September 30, 2020.

The Company recorded $0.5 million of amortization expense for both the three-month periods ended September 30, 2020 and 2019, and $1.4 million of amortization expense for both the nine-month periods ended September 30, 2020 and 2019.

The Company’s goodwill balance is the result of prior period acquisitions and is allocated to the Global Supply Chain Platform reporting unit and the Oncology Innovation Platform reporting unit. Changes in goodwill balances reported within the unaudited condensed consolidated balance sheet as of September 30, 2020 are due to the effect of foreign currency on goodwill from acquisitions of subsidiaries that have a functional currency other than USD.

6. Fair Value Measurements

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, an available-for-sale equity investment, accounts receivable, accounts payable, accrued liabilities, detachable warrants issued in connection with the Senior Credit Agreement and Revenue Interest Financing Agreement, and debt. Short-term investments and the equity investment are stated at fair value. Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

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

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2020 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$5,860	$5,860	$—	$—
Short-term investments - certificates of deposit	14,198	—	14,198	—
Short-term investments - commercial paper	87,088	—	87,088	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	10,560	—	10,560	—
Short-term investments - U.S. government bonds	9,996	—	9,996	—
Short-term investments - commercial paper	63,959	—	63,959	—
Available-for-sale investment	235	235	—	—
Total assets	$191,897	$6,095	$185,802	$—

	Fair Value Measurements at December 31, 2019 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$5,460	$5,460	$—	$—
Short-term investments - certificates of deposit	15,110	—	15,110	—
Short-term investments - commercial paper	51,017	—	51,017	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	10,054	—	10,054	—
Short-term investments - commercial paper	22,835	—	22,835	—
Available-for-sale investment	250	250	—	—
Total assets	$104,726	$5,710	$99,016	$—

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

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange. As of September 30, 2020 and December 31, 2019, the Company’s investment in PharmaEssentia was valued at the reported closing price on such dates. This investment is classified as a Level 1 investment and is recorded as an available-for-sale investment within short-term investments on the Company’s condensed consolidated balance sheet.

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

The operating results of CIDAL have been included within the Company’s Oncology Innovation Platform operating segment from the closing date of the acquisition. CIDAL incurred a net loss of $1.0 million for the three months ended September 30, 2020 and added $0 of revenue and incurred a net loss of $3.0 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, CIDAL achieved four of its six clinical milestones associated with the contingent equity consideration from the acquisition. The Company had issued 22,598 shares of its common stock to CIDAL during the nine months ended September 30, 2020.

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued wages and benefits	$12,219	$7,541
Accrued construction costs	9,001	22,811
Accrued selling fees and rebates	7,357	1,577
Accrued inventory purchases	3,465	7,194
Accrued costs for product launch	3,312	—
Accrued operating expenses	3,155	1,885
Accrued clinical expenses	3,071	2,510
Accrued tax withholdings	2,814	187
Accrued licensing fees	2,384	384
Deferred revenue	328	218
Total accrued expenses	$47,106	$44,307

The accrued construction costs relate to the building of the manufacturing facility in Dunkirk, NY. This amount, plus an additional $0.4 million paid by the Company is expected to be funded by New York State. Therefore, $9.4 million is recorded within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of September 30, 2020.

9. Income Taxes

The Company did not record a provision for U.S. federal income taxes for the nine months ended September 30, 2020 because it expects to generate a loss for the year ending December 31, 2020 and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance. Tax expense to date is the result of tax withheld or to be withheld in China and Taiwan, in the amount of $3.9  million, on milestone payments in connection with various out-license agreements and recording a deferred tax liability, in the amount of $0.1 million, against indefinite lived intangible assets.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, accelerate refunds of previously generated corporate alternative minimum tax credits, change the business interest limitation under Internal Revenue Code (“IRC”) section 163(j) of the IRC from 30 percent to 50 percent, and fix qualified improvement property from the Tax Cuts and Jobs Act of 2017. This recent legislation did not materially affect the Company’s income tax position.

10. Debt and Lease Obligations

Debt

The Company’s debt as of September 30, 2020 and December 31, 2019, consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Current portion of mortgage	$702	$686
Current portion of bank loan	734	—
Current portion of senior secured loan	70	—
Current portion of finance and capital lease obligations	368	194
Current portion of operating lease obligations	2,703	3,010
Long-term portion of finance and capital lease obligations	439	227
Long-term portion of operating lease obligations	6,431	7,620
Chongqing Maliu Credit Agreement	7,125	5,731
Senior secured loan, net of debt discount and financing fees of $10,824 and $3,592, respectively	114,176	46,408
Total	$132,748	$63,876

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

During the second quarter of 2019, the Company entered into a credit agreement which amended the existing partnership agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), for a Renminbi ¥50.0 million (USD $7.3 million at September 30, 2020) line of credit to be used for the construction of the new API plant in China. The Company is required to repay the principal amount with accrued interest within three years after the plant receives the U.S. Current Good Manufacturing Practices (“cGMP”) certification, with 20% of the total loan with accrued interest due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount. If the Company fails to obtain the cGMP certification within three years upon the acceptance of the plant, it shall return all renovation costs with the accrued interest to CQ in a single transaction within the first ten business days. The Company draws on this debt as needed and received $0.5 million during the nine months ended September 30, 2020. As of September 30, 2020, the balance due to CQ was $7.1 million.

On May 15, 2020, the Company entered into a credit agreement with China Merchants Bank, enabling the Company to draw up to a Renminbi ¥5.0 million (USD $0.7 million at September 30, 2020) during the period through May 14, 2021. The Company drew the entire available credit in July 2020. This loan has     a maturity date of May 14, 2021 and bears interest at a fixed rate of 4.35% annually. The Company is required to make interest and principal payment at maturity.

On June 19, 2020, the Company paid off all obligations owing under, and terminated, the senior secured loan agreement with Perceptive. The secured interests were terminated in connection with the Company’s payoff of all obligations. In connection with the repayment of the Perceptive loan, the Company incurred a $3.8 million prepayment fee, the unamortized debt discount of $3.1 million, and $0.3 million in other charges. The Perceptive debt extinguishment resulted in a $7.2 million loss that was included in loss on extinguishment of debt, in the unaudited condensed consolidated statements of operations.

On June 19, 2020 (“Closing Date”), the Company entered into the Senior Credit Agreement to borrow up to $225.0 million in five tranches, with a maturity date of June 19, 2026. The first tranche (“Tranche A”) of term loans with an aggregate principal amount of $100.0 million and the second tranche of $25.0 million (“Tranche B”) were drawn by the Company as of September 30, 2020. A portion of the proceeds of the first tranche was used to repay in full the existing senior secured loan with Perceptive, including related prepayment fees, unpaid interest, and legal fees. The third tranche of $25.0 million (“Tranche C”), and the fourth tranche of $25.0 million (“Tranche D”) will be available to the Company from 90 days after the Closing Date through June 20, 2022, subject to the Company’s satisfaction of certain regulatory and commercial milestones; and the fifth tranche of $50.0 million (“Tranche E”) will be available to the Company from 90 days after the Closing Date through June 19, 2023, also subject to the Company’s satisfaction of certain regulatory and commercial milestones. The loan bears interest at a fixed annual rate of 11.0%. The Company is required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Beginning on September 17, 2020, the Company was required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date or the commitment termination date. Prepayments of the loan, in whole or in part, will be subject to early prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company, and as of September 30, 2020, the Company has reflected a long-term exit fee liability of $2.0 million within long-term debt and finance lease obligations on the unaudited condensed consolidated balance sheet.

The Senior Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that were customarily required for similar financings.  The Company is subject to certain financial covenants under the Senior Credit Agreement, including (1) a minimum liquidity amount in cash or permitted cash equivalent investments of $20.0 million from the closing date until the date on which the aggregate principal amount of loans outstanding is greater than or equal to $150.0 million (the “First Step-Up Date”), $25.0 million from the First Step-Up Date until the date on which the aggregate principal amount of loans outstanding balance is equal to $225.0 million (the “Second Step-Up Date), and $30.0 million from the Second Step-up Date until the maturity date; (2) minimum revenue no less than 50% of target revenue beginning with the fiscal quarter ended on December 31, 2020 and with respect to each such subsequent fiscal quarter prior to the revenue covenant termination date; (3) leverage ratio covenant not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter beginning with the first fiscal quarter following the revenue covenant termination date. At September 30, 2020, the Company was in compliance with all applicable debt covenants.

On August 4, 2020, the Company entered into a Revenue Interest Financing Agreement with Sagard, pursuant to which Sagard agreed to pay the Company $50.0 million to provide funding for the Company’s development and commercialization of Oral Paclitaxel upon receipt of marketing authorization for Oral Paclitaxel by the U.S. FDA for the treatment of metastatic breast cancer. In exchange for the Product Payment, the Company agreed to make payments to Sagard equal to 5.0% of its world-wide net sales of Oral Paclitaxel, subject to a hard cap equal to the lesser of 170% of the Product Payment and the Put/Call Price as discussed below and further set forth in the Revenue Interest Financing Agreement. The Company is required to make certain additional payments to Sagard to the extent Sagard has not received Payments equaling at least $20.0 million by September 30, 2024 and at least $50.0 million by August 4, 2026, in the amount of the applicable shortfall, and, subject to the Hard Cap, if Sagard has not received Payments equaling at least $85.0 million by the tenth anniversary of the date the Product Payment is funded, in an amount such that Sagard will have obtained a 6.0% internal rate of return on the Product Payment.

The Company’s obligations under the Revenue Interest Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree Fund Administration, LLC as administrative agent for the lenders under our Senior Credit Agreement, by a perfected security interest in (i) accounts receivable arising from net sales of Oral Paclitaxel and (ii) intellectual property (“IP”) that is claiming or covering Oral Paclitaxel itself or any method of using, making or manufacturing Oral Paclitaxel.

At any time after August 4, 2022, the Company will have the right, but not the obligation (the “Call Option”), to buy out Sagard’s interest in the Payments at a repurchase price (the “Put/Call Price”) equal to (a) on or before August 4, 2023, a payment sufficient to generate an internal rate of return of 18.0% of the Product Payment, (b) after August 4, 2023 and on or before August 4, 2024, a payment sufficient to generate an internal rate of return of 16.0% of the Product Payment, (c) after August 4, 2024 and on or before August 4, 2025, a payment sufficient to generate an internal rate of return of 15.0% of the Product Payment, and (d) thereafter, the greater of (i) an amount that, when paid to Sagard, would generate an internal rate of return of 13.0% of the Product Payment, and (ii) an amount equal to the product of the Product Payment and 165%, in the case of each foregoing clause (a) through (d), taking into account all other payments received by Sagard from us under the Revenue Interest Financing Agreement.

The Revenue Interest Financing Agreement contains customary representations and warranties and certain restrictions on our ability to incur indebtedness and grant liens on intellectual property related to Oral Paclitaxel. In addition, the Revenue Interest Financing Agreement provides that if certain events (“Put Option Events”) occur, including certain bankruptcy events, non-payment of Payments, a change of control, an out-license or sale of all of the rights in and to Oral Paclitaxel in the U.S. (other than any out-licensing transaction that includes all or substantially all of the U.S. and European development and commercialization rights to Oral Paclitaxel with a pharmaceutical company with global annual revenues for its most recently completed fiscal year that is greater than or equal to $500.0 million attributable to its oncology business) and (subject to applicable cure periods) non-compliance with the covenants in the Revenue Interest Financing Agreement, Sagard may require us to repurchase its interests in the Payments at the Put/Call Price.  Sagard may also terminate the Revenue Interest Financing Agreement if the Company has not received marketing authorization for Oral Paclitaxel by the FDA for the treatment of metastatic breast cancer by December 31, 2021.

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Product Payment are similar to those of a debt instrument. Accordingly, the Company will account for the transaction as long-term debt. In connection with the debt, the Company granted warrants to Sagard and the IMCO Investors to purchase up to 201,865 shares of its common stock at a purchase price of $12.63 per share. As a result of the issuance of the additional warrants, the Company evaluated the debt modification in accordance with ASC 470 and concluded that the assigned debt qualified for a partial debt extinguishment of the existing Senior Secured Credit Agreement with Oaktree. Therefore, the Company recorded a loss on partial extinguishment of debt in the amount of $3.0  million for the three months ended September 30, 2020. The Company will subsequently measure the transaction pursuant to ASC 835 using the effective interest rate method. The Company has elected to apply the prospective method to address changes in the estimated cash flows.

Lease Obligations

The Company has operating leases for office and manufacturing facilities in several locations in the U.S., Asia, and Latin America and has three finance leases for manufacturing equipment used in its facilities near Buffalo, NY. The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	774	$793	2,300	$2,365
Finance lease cost:
Amortization of assets	66	21	164	46
Interest on lease liabilities	20	7	46	24
Total net lease cost	$860	$821	$2,510	$2,435

The Company has elected to exclude short-term leases from its operating lease right-of-use (“ROU”) assets and lease liabilities. Lease costs for short-term leases were not material to the financial statements for the three months ended September 30, 2020. Variable lease costs for the three months ended September 30, 2020 were not material to the financial statements.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

September 30, 2020
Finance leases:
Property and equipment, at cost	$1,270
Accumulated amortization, net	(273)
Property and equipment, net	$997

Current obligations of finance leases	$368
Long-term portion of finance leases	439
Total finance lease obligations	$807

Weighted average remaining lease term (in years):
Operating leases	4.70
Finance leases	3.08

Weighted average discount rate:
Operating leases	12.9%
Finance leases	9.7%

Supplemental cash flow information related to leases is as follows (in thousands):

Nine Months Ended September 30, 2020
Cash paid for amount included in the measurements of lease liabilities:
Operating cash flows from operating leases	$(2,419)
Operating cash flows from finance leases	(46)
Financing cash flows from finance leases	(195)

ROU assets derecognized from modification of operating lease obligations	(468)
ROU assets recognized in exchange for operating lease obligations	$-

Future minimum payments and maturities of leases is as follows (in thousands):

Year ending December 31:	Operating Leases	Finance Leases
2020 (remaining three months)	$706	$98
2021	2,901	394
2022	2,622	187
2023	2,096	152
2024	2,002	114
Thereafter	1,950	—
Total lease payments	12,277	945
Less: Imputed interest	(3,143)	(138)
Total lease obligations	9,134	807
Less: Current obligations	(2,703)	(368)
Long-term lease obligations	$6,431	$439

Pursuant to the public-private partnership agreements with the State of New York and CQ, the Company will rent the manufacturing facilities in Dunkirk, NY and Chongqing, China, respectively. Both facilities are in the final stage of completion. However, neither lease term had commenced as of September 30, 2020, as neither of the facilities were operational and the Company could not direct the use of the facilities. No lease costs were incurred related to the manufacturing facilities during the nine-month period ended September 30, 2020.

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

11. Related Party Transactions

During the nine months ended September 30, 2020 and 2019, the Company entered into transactions with individuals and companies that have financial interests in the Company. Related party transactions included the following:

a.

In June 2018, the Company entered into two in-licensing agreements with Avalon BioMedical (Management) Limited (“Avalon”) wherein the Company obtained certain IP from Avalon to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees and future milestone payments and sales-based royalties. During the year ended December 31, 2019, the Company recorded a $1.0 million milestone fee paid to Avalon, as research and development expenses on its condensed consolidated statement of operations and comprehensive loss. During the nine months ended September 30, 2020 and 2019, no fees were paid to Avalon in connection with the license agreements. Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of September 30, 2020, and December 31, 2019, Avalon held 786,061 shares of the Company’s common stock, which represented approximately 1% of the Company’s total issued shares for both periods. Balances due from Avalon recorded on the condensed consolidated balance sheets were not significant.

In June 2019, the Company entered into an agreement whereby Avalon would hold a 90% ownership interest and the Company would hold a 10% ownership interest of the newly formed entity under the name Nuwagen Limited (“Nuwagen”), incorporated under the laws of Hong Kong. Nuwagen is principally engaged in the development and commercialization of herbal medicine products for metabolic, endocrine, and other related indications. The Company contributed nonmonetary assets in exchange for the 10% ownership interest. In July 2020, the transaction closed.

b.

The Company earns licensing revenue from PharmaEssentia, an entity in which the Company has an investment classified as available-for-sale (see Note 6—Fair Value Measurements). During the three months ended September 30,2020, the Company recorded $1.0 million milestone fee earned.  Funds paid to PharmaEssentia under the license and cost-sharing agreements amounted to $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2020, and 2019, respectively.

In September 2020, Axis Therapeutics (“Axis”), a majority-owned subsidiary of the Company, entered into a collaboration agreement with PharmaEssentia, pursuant to which Axis granted to PharmaEssensia an exclusive, non-transferrable and revocable sublicense of TCR-engineered T Cell therapy for the development of the technology in Taiwan.

c.

The Company receives certain clinical development services from ZenRx Limited and its affiliate (collectively, “ZenRx”), a company for which one of the Company’s executive officers serves on the board of directors. In connection with such services, the Company made payments to ZenRx of $0 and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively. In April 2013, the Company entered into a license agreement with ZenRx pursuant to which the Company granted an exclusive, sublicensable license to use certain of the Company’s IP to develop and commercialize oral irinotecan and encequidar (“Oral Irinotecan”), and Oral Paclitaxel in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound, but only for use in Oral Irinotecan and Oral Paclitaxel. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement. No revenue was earned from this license agreement in the periods presented in these consolidated financial statements.

d.	Certain family members of executives perform consulting services for the Company. Such services were not significant to the condensed consolidated financial statements.

12. Stock-Based Compensation

Common Stock Option Plans

The Company has four equity compensation plans, adopted in 2017, 2013, 2007 and 2004 (the “Plans”) which, taken together, authorize the grant of up to 16,000,000 shares of common stock to employees, directors, and consultants. On May 23, 2019, the board of directors approved the amendment and restatement of the 2017 Omnibus Incentive Plan (the “2017 Plan”, which increases the number of shares available for issuance under the 2017 Plan by up to 3,500,000 shares, which was approved by the Company’s stockholders at the Company’s 2020 annual meeting of stockholders. The Company also has an employee stock purchase plan, the 2017 Employee Stock Purchase Plan (the “ESPP”), adopted on June 14, 2017, which authorizes the issuance of up to 1,000,000 shares of common stock for future issuances to eligible employees.

Stock Options

The total fair value of stock options vested and recorded as compensation expense during the three months ended September 30, 2020 and 2019, and nine months ended September 30, 2020 and 2019 was $2.5 million, $2.0 million, $7.0 million, and $5.8 million, respectively. As of September 30, 2020, $14.8 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.72 years. The total intrinsic value of options exercised was approximately $1.1 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans to employees, directors, and consultants (aggregate intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,916,936	$8.88	5.68	$69,785
Granted	1,941,222	11.46	—	—
Exercised	(165,130)	7.00	—	—
Forfeited and expired	(105,940)	13.82	—	—
Outstanding at September 30, 2020	12,587,088	$9.26	5.67	$35,768
Vested and exercisable at September 30, 2020	9,102,047	$7.87	4.50	$38,485

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding several highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model during the periods indicated:

	Nine Months Ended September 30,
	2020	2019
Weighted average grant date fair value	$6.93	$8.04
Expected dividend yield	—%	—%
Expected stock price volatility	67%	64%
Risk-free interest rate	0.92%	2.61%
Expected life of options (in years)	6.2	6.3

Restricted Stock Awards

The Company granted 131,000 restricted stock awards to employees during 2019. No restricted stock awards were granted during the nine months ended September 30, 2020. Stock-based compensation related to the restricted stock awards amounted to $0.2 million for the three months ended September 30, 2020 and $1.0 million for the nine months ended September 30, 2020. Stock-based compensation related to the restricted stock awards amounted to $0.1 million for the three and nine months ended September 30, 2019. As of September 30, 2020, $0.3 million of unrecognized cost related to non-vested restricted stock awards were expected to be recognized over a weighted-average period of approximately 1.5 years.

Employee Stock Purchase Plan

The ESPP is available to eligible employees (as defined in the plan document). Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading or the last trading day of the offering period. The current offering period extends from June 1, 2020 to November 30, 2020. The Company expects to offer six-month offering periods after the current period. The ESPP reserved 1,000,000 shares of common stock for issuance under the ESPP. Stock-based compensation related to the ESPP amounted to $0.1 million for each of the three months ended September 30, 2020 and 2019, and $0.3 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within cost of sales, research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$2,513	$2,008	$7,017	$5,808
Restricted stock expense	178	140	988	140
Stock grants to officers and employees	—	—	—	1,105
Employee stock purchase plan	169	82	239	250
Total stock-based compensation expense	$2,860	$2,230	$8,244	$7,303
Cost of sales	$64	$62	$173	$189
Research and development expenses	934	746	2,892	2,251
Selling, general, and administrative expenses	1,862	1,422	5,179	4,863
Total stock-based compensation expense	$2,860	$2,230	$8,244	$7,303

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options and other common stock equivalents	13,039,431	11,634,810	12,400,738	11,004,831
Unvested restricted shares	50,750	49,457	76,750	16,667
Total potential dilutive shares	13,090,181	11,684,267	12,477,488	11,021,498

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

Global Supply Chain Platform— This operating segment includes APS and Polymed and the construction of the manufacturing facilities in Chongqing, China and Dunkirk, NY. APS is a manufacturing company that supplies sterile injectable drugs to hospital pharmacies across the United States. APS manufactures products under Section 503B of the Compounding Quality Act within the Federal Food, Drug & Cosmetic Act (“FDCA”). Additionally, APS provides products for the development and manufacturing of the Company’s proprietary drug candidates as well as providing the Company with a cGMP analytical services function. Polymed is primarily in the business of marketing and selling API in North America, Europe, and Asia from its locations in Texas and China. Polymed also develops new compounds and processing techniques and is in the final phase of completion of the new API manufacturing facility in Chongqing, China. The 440,000-square-foot facility is expected to commence operations in the fourth quarter of 2020. The Company has an existing API manufacturing facility in Chongqing, China, where operations were suspended as a result of the COVID-19 outbreak in China but resumed producing API primarily for internal use in March 2020 in accordance with local regulatory guidance.

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

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue:
Oncology Innovation Platform	$10,440	$115	$38,832	$421
Global Supply Chain Platform	3,808	7,969	12,505	30,714
Commercial Platform	21,729	12,006	73,484	38,279
Total revenue for reportable segments	35,977	20,090	124,821	69,414
Intersegment revenue	(501)	(726)	(2,238)	(2,546)
Total consolidated revenue	$35,476	$19,364	$122,583	$66,868

Intersegment revenue eliminated in the above table reflects sales from the Global Supply Chain Platform to the Oncology Innovation Platform (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue by product group:
Commercial product sales	$24,484	$15,497	$80,868	$53,743
License fees	10,434	—	38,815	—
API sales	296	3,647	2,547	12,308
Contract manufacturing revenue	—	93	79	382
Other revenue	262	127	274	435
Total consolidated revenue	$35,476	$19,364	$122,583	$66,868

Intersegment revenue is recognized by the selling segment when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to Athenex, Inc.:
Oncology Innovation Platform	$(21,024)	$(29,732)	$(57,006)	$(87,127)
Global Supply Chain Platform	(5,249)	(3,376)	(16,980)	(3,829)
Commercial Platform	(10,533)	(1,650)	(22,700)	(11,066)
Total consolidated net loss attributable to Athenex, Inc.	$(36,806)	$(34,758)	$(96,686)	$(102,022)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total depreciation and amortization:
Oncology Innovation Platform	$201	$227	$565	$626
Global Supply Chain Platform	469	376	1,391	1,012
Commercial Platform	416	398	1,251	1,170
Total consolidated depreciation and amortization	$1,086	$1,001	$3,207	$2,808

	September 30,	December 31,
	2020	2019
Total assets:
Oncology Innovation Platform	$248,963	$194,183
Global Supply Chain Platform	105,506	63,598
Commercial Platform	55,171	52,151
Total consolidated assets	$409,640	$309,932

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue:
United States	$18,123	$15,624	$61,646	$54,119
China	10,963	563	39,601	1,837
United Kingdom	6,357	—	19,289	1,023
South Korea	—	513	1,693	513
Austria	—	476	33	4,423
India	—	1,684	—	3,066
Germany	—	398	—	602
Other foreign countries	33	106	321	1,285
Total consolidated revenue	$35,476	$19,364	$122,583	$66,868

	September 30,	December 31,
	2020	2019
Total property and equipment, net:
United States	$16,798	$11,486
China	12,069	11,667
Total consolidated property and equipment, net	$28,867	$23,153

Customer revenue and accounts receivable concentration amounted to the following for the identified periods. These customers relate to the Commercial Platform segment and the Global Supply Chain Platform segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Percentage of total revenue by customer:
Customer A	27%	0%	31%	0%
Customer B	18%	0%	16%	0%
Customer C	15%	22%	9%	17%
Customer D	12%	17%	8%	20%
Customer E	8%	17%	5%	16%

	September 30,	December 31,
	2020	2019
Percentage of total accounts receivable by customer:
Customer A	22%	0%
Customer B	19%	0%
Customer C	12%	45%
Customer D	10%	31%
Customer E	3%	10%

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

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. For the nine-month period ended September 30, 2020, the Company recognized revenue of $37.7 million, net of $2.3 million value added tax (“VAT”) collected on behalf of the counterparty, upon transferring certain IP to the customer. The Company recognized $9.4 million in license revenue, net of $0.6 million value added tax (“VAT”), and $1.0 million in license revenue from two of the Company’s out-license arrangements for the three months ended September 30, 2020.  No license revenue was recognized for the same three and nine-month periods ended September 30, 2019.

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

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation.  The Company did not use any other significant judgments related to out-licensing revenue during the three and nine-month periods ended September 30, 2020 and 2019.

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

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference, if any, between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of September 30, 2020, and December 31, 2019, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $13.5 million and $14.4 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $21.3 million, and $20.4 million for the three months ended September 30, 2020, and 2019, respectively, and $66.4 million, and $59.8 million for the nine months ended September 30, 2020.

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

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer.

	For the Three Months Ended September 30, 2020
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$2,751	$15,372	$18,123
China	10,440	523	—	10,963
United Kingdom	—	—	6,357	6,357
Other foreign countries	—	33	—	33
Total revenue	$10,440	$3,307	$21,729	$35,476

	For the Three Months Ended September 30, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$3,618	$12,006	$15,624
India	—	1,684	—	1,684
China	115	448	—	563
South Korea	—	513	—	513
Austria	—	476	—	476
Germany	—	398	—	398
Other foreign countries	—	106	—	106
Total revenue	$115	$7,243	$12,006	$19,364

	For the Nine Months Ended September 30, 2020
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$7,451	$54,195	$61,646
China	38,753	848	—	39,601
United Kingdom	—	—	19,289	19,289
South Korea	—	1,693	—	1,693
Other foreign countries	79	275	—	354
Total revenue	$38,832	$10,267	$73,484	$122,583

	For the Nine Months Ended September 30, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$15,840	$38,279	$54,119
Austria	—	4,423	—	4,423
India	—	3,066	—	3,066
China	421	1,416	—	1,837
United Kingdom	—	1,023	—	1,023
Germany	—	602	—	602
South Korea	—	513	—	513
Other foreign countries	—	1,285	—	1,285
Total revenue	$421	$28,168	$38,279	$66,868

The Company also disaggregates its revenue by product group which can be found in Note 14 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers. The Company has not recorded any contract assets from contracts with customers.

	September 30, 2020	December 31, 2019
	(In Thousands)
Accounts receivable, gross	$57,452	$31,207
Chargebacks and other deductions	(13,500)	(14,394)
Provision for credit losses	(959)	(124)
Accounts receivable, net	$42,993	$16,689
Deferred revenue	328	218
Total contract liabilities	$328	$218

The following tables illustrate accounts receivable and contract asset balances by reportable segments.

	September 30, 2020
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$22,112	$1,432	$33,908	$57,452
Chargebacks and other deductions	—	(1)	(13,499)	(13,500)
Provision for credit losses	—	(167)	(792)	(959)
Accounts receivable, net	22,112	1,264	19,617	42,993

	December 31, 2019
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$49	$1,522	$29,636	$31,207
Chargebacks and other deductions	—	(1)	(14,393)	(14,394)
Provision for credit losses	—	(114)	(10)	(124)
Accounts receivable, net	$49	$1,407	$15,233	$16,689

As of September 30, 2020 and December 31, 2019, the deferred revenue balances relate to customer deposits made by customers of the Global Supply Chain Platform and are included within accrued expenses on the condensed consolidated balance sheet.

There were no other material changes to contract balances during the three and nine months ended September 30, 2020.

16. Commitments and Contingencies

Future minimum payments under the non-cancelable operating leases consists of the following as of September 30, 2020 (in thousands):

Year ending December 31:	Minimum payments
2020 (remaining three months)	$706
2021	2,901
2022	2,622
2023	2,096
2024	2,002
Thereafter	1,950
$12,277

Legal Proceedings

From time to time, the Company may become subject to other legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019. Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Athenex,” the “Company,” “we,” “us,” and “our” refer to Athenex, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business. In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

We are organized around three operating segments: (1) our Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; (2) our Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs; and (3) our Global Supply Chain Platform, dedicated to providing a stable and efficient supply of APIs for our clinical and commercial efforts. Our current clinical pipeline in the Oncology Innovation Platform is derived from four different proprietary technologies: (1) Orascovery, based on a P-glycoprotein (“P-gp”) pump inhibitor, (2) Src Kinase Inhibition, (3) T-cell receptor-engineered T-cells (“TCR-T”) immunotherapy, and (4) Arginine Deprivation Therapy.

Significant developments in our Orascovery platform include the following:

On September 8, 2020, we and Quantum Leap Healthcare Collaborative (“Quantum Leap”) jointly announced the launch of two new study arms of the I-SPY 2 TRIAL to evaluate oral paclitaxel and encequidar (“Oral Paclitaxel,” formerly known as Oraxol) in combination with GlaxoSmithKline’s (“GSK”) dostarlimab, an investigational antibody binding PD-1, in the neoadjuvant chemotherapy setting, targeting stage 2/3 HER2+ and HER2- breast cancers. The I-SPY 2 TRIAL, sponsored by Quantum Leap, is a standing Phase 2 randomized, controlled, multicenter platform with a Bayesian adaptive randomization design aimed to rapidly screen and identify promising new treatments in specific subgroups of adults with newly-diagnosed, high-risk (high likelihood of recurrence), locally-advanced breast cancer that is either Stage II or Stage III. GSK will provide dostarlimab. We will provide Oral Paclitaxel. Quantum Leap will be responsible for running the trial.

On September 1, 2020, we announced that the U.S. FDA has accepted for filing our New Drug Application (NDA) for Oral Paclitaxel for the treatment of metastatic breast cancer (“MBC”) and has granted the application Priority Review. Under the Prescription Drug User Fee Act (PDUFA), the FDA has set a target action date of February 28, 2021. We had announced topline results in August 2019 for our Phase 3 study of Oral Paclitaxel for the treatment of MBC and presented further data of the Phase 3 study in an oral presentation at the 2019 San Antonio Breast Cancer Symposium in December 2019. Results demonstrated that the study met its primary endpoint showing statistically significant improvement in overall response rate for Oral Paclitaxel compared to intravenous (“IV”) paclitaxel and neuropathy was less frequent with Oral Paclitaxel compared to IV paclitaxel. In addition, ongoing analysis of secondary endpoints of survival showed a strong trend favoring Oral Paclitaxel. In particular, Oral Paclitaxel showed a statistically significant improvement in overall survival compared to IV paclitaxel in the prespecified modified intention-to-treat population.

On May 29, 2020, we presented interim data from an ongoing Phase II clinical trial in which Oral Paclitaxel monotherapy showed encouraging efficacy and tolerability in elderly patients with unresectable cutaneous angiosarcoma, an aggressive malignancy with poor prognosis. The interim results were presented at the American Society of Clinical Oncology 2020 (ASCO20) Virtual Scientific Program, held from May 29 to 31, 2020, and reflected data from 22 evaluable patients out of 26 enrolled patients (16 males and 10 females, median age 75 years (range: 49-93 years)).The interim data showed a clinical benefit rate (CR+PR+SD) of 100% in 22 evaluable patients receiving Oral Paclitaxel treatment, who reached their first post treatment efficacy evaluation. All 22 patients experienced a reduction in tumor size. Complete responses (CR) were observed in 27.3% of patients (6/22), partial responses (PR) were observed in 22.7% of patients (5/22), and stable disease was observed in 50% of patients (11/22). Oral Paclitaxel has been generally well tolerated in this predominantly elderly population. In April 2018, FDA granted an Orphan Drug Designation for Oral Paclitaxel for the treatment of angiosarcoma, and Oral Paclitaxel also received Orphan Designations from the European Commission for the treatment of soft tissue sarcoma in October 2019.

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

If approved, we intend to establish Oral Paclitaxel as the chemotherapy of choice for patients receiving chemotherapy for MBC, although we can provide no assurance that we will be successful in obtaining the FDA’s approval to commercialize Oral Paclitaxel. We intend to explore establishing Oral Paclitaxel in other oncology indications where we believe taxanes will continue to be a foundational treatment and continue to explore combination therapies. Our strategy is to develop and, if we receive approval from the FDA, commercialize Oral Paclitaxel in the U.S. through our Commercial Platform. We also plan to evaluate marketing options outside of the U.S., including using our internal resources, partnering with others, or out-licensing the product. For the remainder of the year, we intend to continue to focus on:

•	quantitative and qualitative market research, including on health outcomes and qualitative pricing, to understand our customers, patients, and the market;
•	examining our competitive landscape;
•	developing brand strategy;
•	developing key opinion leader relationships;

•	attending priority medical virtual conferences to increase awareness of the Company and Oral Paclitaxel;
•	creating a market access strategy;
•	developing and executing a scientific publication plan;
•	developing our patient and patient advocacy strategy;
•	completing account, physician and patient segmentation in order to prioritize and target commercial efforts effectively;
•	developing our distribution and patient support plans;
•	developing our patient adherence to therapy strategy;
•	completing our organizational design to determine the overall size of our go-to-market commercial team based on our market opportunity;
•	continuing to hire key commercial and medical affairs leadership roles;
•	completing a life cycle plan for Oral Paclitaxel; and
•	preliminary marketing and launching forecasts.

We can provide no assurance that we will be successful in obtaining the FDA’s approval to commercialize Oral Paclitaxel.

On June 13, 2020, Athenex Oncology, one of our U.S. based divisions, launched Facing MBC Together – a public education and patient support campaign that addresses isolation for people living with MBC. In addition to providing a unique digital resource that enables the provision of practical and emotional support to individuals with MBC, the campaign highlights the stories of nine people of diverse ages and backgrounds who share their insights about the challenges they face, their sources of support, and words of encouragement for others living with this advanced form of breast cancer. On October 9, 2020, Athenex Oncology launched Your Guide to Facing Metastatic Breast Cancer, a free, first-of-its-kind resource offering comprehensive lifestyle guidance to people living with MBC.

Significant developments in our Src Kinase Inhibition platform include the following:

In March 2020, we announced that the FDA had completed its filing review and determined that our NDA for tirbanibulin ointment (formerly known as KX2-391 or KX-01 ointment) for the treatment of actinic keratosis (“AK”) is sufficiently complete to permit a substantive review. Under the PDUFA, the FDA has set a target action date of December 30, 2020.  Additionally, the FDA has communicated that it is not currently planning on holding an advisory committee to discuss the application. In March 2020, our partner Almirall S.A. (“Almirall”) also announced that the European Medicines Agency (EMA) accepted the filing of a European marketing authorization for tirbanibulin ointment for the treatment of AK.

We completed two Phase 3 studies for tirbanibulin ointment in the treatment of AK and presented topline results from the two Phase 3 studies in a late breaker session at the 2019 annual meeting of the American Academy of Dermatology (AAD). The results showed that both studies achieved their primary endpoint with 44% and 54% of patients in studies KX01-AK-003 and KX01-AK-004, respectively, achieving 100% AK lesion clearance at Day 57 within the face or scalp treatment areas. There was a statistically significant greater clearance rate in favor of tirbanibulin ointment 1% versus vehicle in each study and in each of the pre-defined patient subgroups. Safety results showed that tirbanibulin ointment was well tolerated. In October 2019, we announced a progress update for tirbanibulin ointment in the treatment of AK from our partner Almirall S.A. (“Almirall”), with whom we are collaborating for the development and commercialization of tirbanibulin in the U.S. and Europe.

The development of our other Src Kinase programs/product candidates is ongoing.

Other Platforms

The other technologies in our Oncology Innovation Platform are our TCR-T immunotherapy technology under which we are advancing TCR affinity-enhancing specific T-cell (TAEST) therapy with our first T cell therapy product, TCRT-ESO-A2, and our Arginine Deprivation therapy technology under which we are advancing PT01, also known as Pegtomarginase.

In September 2020, we announced that the FDA allowed our Investigational New Drug (IND) application for TCRT-ESO-A2, an autologous T cell receptor (TCR)-T cell therapy targeting solid tumors that are NY-ESO-1 positive in HLA-A*02:01 positive patients. TCRT-ESO-A2 is being developed by Axis Therapeutics Limited, a joint venture between Athenex and Xiangxue Life Sciences Limited (“XLifeSc"). TCRT-ESO-A2 is similar to TAEST16001, an autologous cell-based therapy being developed simultaneously by XLifeSc for clinical application in China in that both therapies express the same affinity-enhanced TCR.

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

Recent business updates and COVID-19 related measures

Since early 2020, after monitoring developments related to the spread of COVID-19, we have undertaken a number of measures in response to the COVID-19 pandemic, with a goal to prioritize the health and safety of our employees and ensure continuity in our business. These measures included implementing a work-from-home policy at various times and other efforts in accordance with recommendations by local authorities for certain of our personnel across the globe as well as imposing restrictions on travel and in-person meetings to protect the health and safety of our workforce while we continue to advance our clinical programs and operations. We have continued to add additional safety procedures and tools in all our locations. We adhere to all State and Federal requirements as the same may be in force from time to time. While our operations in China were disrupted from late January to early March due to the COVID-19 pandemic, during March our Chinese operations returned to normal operation.  We have been deemed an “essential business” by New York State and as a result, we have experienced minimal disruptions at our New York-based operations in Clarence and Buffalo. We have supplied our employees with face coverings and other necessary personal protective equipment and have taken other measures to reduce the risk of the spread of COVID-19 at our work sites. Currently, construction at our Dunkirk facility is proceeding according to schedule and our recently constructed API plant in Chongqing also remains on schedule to commence operations by the end of 2020. We are actively monitoring our operations and supply chain across the globe and are making adjustments to respond to logistical challenges that arise due to COVID-19 where appropriate. Further, we have opened up our production facilities to produce medicines that are used to treat COVID-19 as part of our commitment to contribute to the COVID-19 relief effort.

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

On March 31, 2020, we entered into a letter agreement with Xiangxue to amend certain provisions of the license agreement entered into with Xiangxue in December 2019 (the “2019 Xiangxue License Agreement”). On June 30, 2020, we entered into a second supplemental agreement to amend certain provisions of the 2019 Xiangxue License Agreement to facilitate our receipt of payment from Xiangxue, providing, among other things, that notwithstanding the provisions of the 2019 Xiangxue License Agreement to the contrary, Xiangxue shall be entitled to make the USD $30 million upfront payment in Chinese Renminbi to Chongqing Taihao Pharmaceutical Co. Ltd. (“Taihao”), our wholly owned subsidiary in China, and we would bear the responsibility for indirect taxes in connection with license payments made under the 2019 Xiangxue License Agreement rather than Xiangxue.

In order to strengthen our short-term liquidity and to ensure financial flexibility, on June 19, 2020, we entered into a senior secured loan agreement and related security agreements Senior Credit Agreement with Oaktree Fund Administration, LLC, as administrative agent, and the lenders party thereto (collectively, “Oaktree”) to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%. The first and second tranches of $125.0 million were funded, with a portion of the upfront loan proceeds being used to repay in full our existing credit facility with Perceptive Advisors LLC and its affiliates (“Perceptive”). Additional debt tranches of $100.0 million in aggregate are available, subject to our achievement of certain regulatory and commercial milestones (see Liquidity and Capital Resources - Recent Debt Financings - Oaktree Facility). In connection with our entry into the Senior Credit Agreement, we granted warrants to Oaktree to purchase up to an aggregate of 908,393 shares of our common stock at a purchase price of $12.63 per share and entered into a registration rights agreement with Oaktree on June 19, 2020, pursuant to which, among other things, we agreed to register for resale the shares of common stock issuable upon exercise of the warrants. On August 6, 2020, we filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-3 (File No. 333-241665) registering for resale the shares of common stock issuable upon exercise of the warrants.

On August 4, 2020, we entered into a Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (“Sagard”), pursuant to which Sagard has agreed to pay us $50.0 million (the “Product Payment”) to provide funding for our development and commercialization of Oral Paclitaxel upon receipt of marketing authorization for Oral Paclitaxel by the U.S. FDA for the treatment of metastatic breast cancer. In exchange for the Product Payment, we have agreed to make payments to Sagard equal to 5.0% of our world-wide net sales of Oral Paclitaxel, subject to a hard cap equal to the lesser of 170% of the Product Payment and the Put/Call Price set forth in the Revenue Interest Financing Agreement (the “Hard Cap”). We are required to make certain additional payments to Sagard to the extent Sagard has not received Payments equaling at least $20.0 million by September 30, 2024 and at least $50.0 million by August 4, 2026, in the amount of the applicable shortfall, and, subject to the Hard Cap, if Sagard has not received payments equaling at least $85.0 million by the tenth anniversary of the date the Product Payment is funded, in an amount such that Sagard will have obtained a 6.0% internal rate of return on the Product Payment (see Note 10 - Debt and Lease Obligations).

Sagard and its co-investors OPB SHRP Co-Invest Credit Limited and SIMCOE SHRP Co-Invest Credit Ltd. (the “IMCO Investors”) also acquired by assignment (the “Assignment”) term loans and commitments equal to $50.0 million under the Senior Credit Agreement. In connection with the Assignment, we granted warrants to Sagard and the IMCO Investors to purchase up to an aggregate of 201,865 shares of our common stock at a purchase price of $12.63 per share. As a result of the issuance of the additional warrants, we evaluated the debt modification in accordance with ASC 470 and concluded that the assigned debt qualified for a partial debt extinguishment of the existing Senior Secured Credit Agreement with Oaktree. Therefore, we recorded a loss on partial extinguishment of debt in the amount of $3.0 million for the three months ended September 30, 2020.

In September 2020, we completed an underwritten follow-on public offering in which we sold 11,500,000 shares of our common stock, including 1,500,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $11.00 per share and received net proceeds of $118.7 million, after deducting underwriting discounts and commissions and offering expenses of $7.9 million.

As a result of the dramatic change in the macroeconomic environment since we last performed a goodwill impairment test in the fourth quarter of 2019, we evaluated as of March 2020, in accordance with ASC 350 - Goodwill and Other and Accounting Standards Codification (“ASC”) 360 - Property, Plant, and Equipment, whether the economic impacts of the ongoing COVID-19 pandemic constitute triggering events requiring impairment or recoverability analysis to be performed. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units and asset groups. Further, we assessed our current market capitalization, forecasts and the amount of excess fair value above book value as calculated in our 2019 impairment test. We determined that no assets were impaired. Despite challenges to our operating environment, net revenues for the second and third quarters of 2020 were strong. Based on the qualitative assessment, we determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value, and that the impact of the COVID-19 pandemic through the end of the third quarter of 2020 was not a triggering event to perform a quantitative test.

However, a lack of sustained recovery or further deterioration in market conditions related to the general economy and the industries in which we operate, a sustained trend of weaker than anticipated financial performance, further decline in our share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

While the disruptions to our business caused by the pandemic are currently expected to be temporary, there is uncertainty regarding the pandemic's overall duration and the severity of any future outbreaks. COVID-19 has impacted, and we expect will continue to impact, our results of operations, financial position, and liquidity.

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

For the nine months ended September 30, 2020, our net loss was $96.7 million, compared to $102.1 million for the same period in 2019. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $664.2 million and $567.5 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Senior Credit Agreement and Revenue Interest Financing Agreement, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, senior secured loans, private placements, and to a lesser extent, from convertible bond financing, revenue, and grant funding. As of September 30, 2020, we had cash and cash equivalents of $143.6 million, restricted cash of $13.8 million, and short-term investments of $84.8 million.

Key Components of Results of Operations

Revenue

We derive our consolidated revenue primarily from (i) the sales of generic injectable products by our Commercial Platform; (ii) licensing and collaboration projects conducted by our Oncology Innovation Platform, which generates revenue in the form of upfront payments, milestone payments, and payments received for providing research and development services for our collaboration projects and for other third parties; (iii) the sales of 503B and API products by our Global Supply Chain Platform; and (iv) grant awards from government agencies and universities for our continuing research and development efforts.

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

A change in the outcome of any of these variables with respect to the development of a drug candidate, including delays caused by the ongoing COVID-19 pandemic, could mean a significant change in the costs and timing associated with the development of that drug candidate.

R&D activities are central to our business model. We expect our R&D expenses to continue to increase for the foreseeable future as we continue to support the clinical trials of Oral Paclitaxel, Oral Irinotecan, Oral Docetaxel, Oral Topotecan, Oral Eribulin, tirbanibulin ointment, tirbanibulin oral and KX2-361, as well as initiate and prepare for additional clinical and preclinical studies, including TCR-T Immunotherapy and Arginine Deprivation Therapy program activities. We also expect spending to increase in the R&D for API, 503B and specialty products. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial, regulatory and public health, including the ongoing COVID-19 pandemic, factors beyond our control will likely impact our clinical development programs and plans.

Selling, General and Administrative Expenses

Selling, general and administrative, (“SG&A”), expenses primarily consist of compensation, including salary, employee benefits and stock-based compensation expenses for sales and marketing personnel, and for administrative personnel that support our general operations such as executive management, legal counsel, financial accounting, information technology, and human resources personnel. SG&A expenses also include professional fees for legal, patent, consulting, auditing and tax services, as well as other direct and allocated expenses for rent and maintenance of facilities, development of the facility in Dunkirk, NY, insurance and other supplies used in the selling, marketing, general and administrative activities. SG&A expenses also include costs associated with our commercialization efforts for our proprietary drugs, such as market research, brand strategy and development work on market access, scientific publication, product distribution, and patient support.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$24,780	$19,237	$5,543	29%
License fees and other revenue	10,696	127	10,569	NM
Total revenue	35,476	19,364	16,112
Cost of sales	(24,510)	(17,071)	(7,439)	44%
Gross profit	10,966	2,293	8,673
Research and development expenses	(18,390)	(19,588)	1,198	-6%
Selling, general, and administrative expenses	(22,220)	(16,283)	(5,937)	36%
Interest income	112	650	(538)	-83%
Interest expense	(3,595)	(1,745)	(1,850)	106%
Loss on extinguishment of debt	(3,048)	—	(3,048)	NM
Income tax expense	(1,093)	(114)	(979)	859%
Net loss	(37,268)	(34,787)	(2,481)
Less: net loss attributable to non-controlling interests	(462)	(29)	(433)	NM
Net loss attributable to Athenex, Inc.	$(36,806)	$(34,758)	$(2,048)

Revenue

Revenue from product sales increased to $24.8 million for the three months ended September 30, 2020, from $19.2 million for the three months ended September 30, 2019, an increase of $5.6 million or 29%. This increase was primarily attributable to a significant increase in specialty product sales of $9.7 million, driven by the impact of the global health pandemic which led to the increased demand for COVID-19 related drugs. We continued to experience an increase in purchases from our existing customers as well as obtaining large, and non-recurring orders of specialty products. Fluctuations in the infection rate and the spread of the global health pandemic and market demand can significantly affect our product sales in the future. If and when the COVID-19 pandemic recedes temporarily or is quelled, we expect to see a significant softening in demand for these products. This increase was partially offset by a decrease in API and 503B products sales of $3.3 million, and $0.8 million, respectively, due to the suspension of production of commercial batches at our API facility and the discontinued vasopressin sales. Pursuant to the 2019 Xiangxue License Agreement and an out-licensing agreement with PharmaEssentia, we recognized $9.4 million in license revenue, net of $0.6 million value added tax (“VAT”), and $1.0 million in license revenue, respectively, for the three months ended September 30, 2020.

Cost of Sales

Cost of sales for the three months ended September 30, 2020 totaled $24.5 million, an increase of $7.4 million, or 44%, as compared to $17.1 million for the three months ended September 30, 2019. Increase in cost of specialty product sales was in-line with the increase in revenue and we continued to incur fixed costs despite decreased production at our API and APS facilities. Changes in the availability of products and market demand could increase or decrease our revenue and gross profit related to these products in the future. Additionally, we incurred sublicense fees of $2.4 million on our license revenue for the three months ended September 30, 2020.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2020 totaled $18.4 million, a decrease of $1.2 million, or 6%, as compared to $19.6 million for the three months ended September 30, 2019. This was primarily due to a decrease in clinical operations, drug licensing costs, regulatory costs, and preclinical operations, and included the following:

•	$2.2 million decrease in clinical studies costs related to the supply of clinical studies and patient costs on Oral Paclitaxel, and tirbanibulin ointment, as all Phase 3 studies wound down;

•	$1.2 million decrease in drug licensing costs related to specialty drug product in-licenses and an in-license milestone payment due in 2019;
•	$0.6 million decrease in regulatory costs, as our NDA’s were prepared and filed in previous quarters for our late-stage drug candidates; and
•	$0.2 million decrease in preclinical costs.

The decrease in these R&D expenses was partially offset by a $1.8 million increase in medical affairs and API development costs, and a $1.2 million increase in compensation expenses.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended September 30, 2020 totaled $22.2 million, an increase of $5.9 million, or 36%, as compared to $16.3 million for the three months ended September 30, 2019. This was primarily due to an increase of $5.4 million related to the costs of preparing to commercialize our proprietary drugs, if approved, and an increase of $0.5 million of general and administrative costs related to professional fees, IT costs, and other operational costs.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments totaled $0.1 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively. Interest expense totaled $3.6 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively. The majority of the interest expense in the current period was incurred from the Senior Credit Agreement with Oaktree, while the majority of the interest expense in the prior period was incurred from the variable-rate, long-term debt with Perceptive.

Loss on extinguishment of debt

We recognized a $3.0 million loss on the partial extinguishment of debt related to the assignment of a portion of the senior secured loan from Oaktree’s co-investors to Sagard during the three months ended September 30, 2020.

Income Tax Expense

For the three months ended September 30, 2020, we incurred income tax expense of $1.1 million, compared to $0.1 million for the same period in 2019. The increase was primarily attributable to foreign income tax withholdings on our revenue earned under our our-license arrangements.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth a summary of our condensed consolidated results of operations for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$83,494	$66,433	$17,061	26%
License fees and other revenue	39,089	435	38,654	NM
Total revenue	122,583	66,868	55,715
Cost of sales	(77,088)	(53,915)	(23,173)	43%
Gross profit	45,495	12,953	32,542
Research and development expenses	(57,597)	(62,570)	4,973	-8%
Selling, general, and administrative expenses	(65,454)	(48,640)	(16,814)	35%
Interest income	710	1,408	(698)	-50%
Interest expense	(6,833)	(5,254)	(1,579)	30%
Loss on extinguishment of debt	(10,278)	—	(10,278)	NM
Income tax expense	(4,080)	(1,019)	(3,061)	300%
Net loss	(98,037)	(103,122)	5,085
Less: net loss attributable to non-controlling interests	(1,351)	(1,100)	(251)	23%
Net loss attributable to Athenex, Inc.	$(96,686)	$(102,022)	$5,336

Revenue

Revenue from product sales increased to $83.5 million for the nine months ended September 30, 2020, from $66.4 million for the nine months ended September 30, 2019, an increase of $17.1 million or 26%. This increase was primarily attributable to a significant increase in specialty product sales of $35.2 million as the result of increased demand for COVID-19 related drugs due to the global health pandemic and the launch of additional products. We experienced an increase in purchases from our existing customers as well as obtaining large, non-recurring orders of specialty products from new customers.

Fluctuations in the infection rate and the spread of the global health pandemic and market demand can significantly affect our product sales in the future. If and when the COVID-19 pandemic recedes temporarily or is quelled, we expect to see a significant softening in demand for these products. This increase was partially offset by a decrease in API and 503B products sales of $9.8 million, and $8.1 million, respectively, due to the suspension of production of commercial batches at our API facilities and the discontinued vasopressin sales. Pursuant to the 2019 Xiangxue License Agreement and an out-licensing agreement with PharmaEssentia, we recognized $37.7 million in license revenue, net of $2.3 million VAT, and $1.0 million in license revenue, respectively, for the nine months ended September 30, 2020.

Cost of Sales

Cost of sales for the nine months ended September 30, 2020 totaled $77.1 million, an increase of $23.2 million, or 43%, as compared to $53.9 million for the nine months ended September 30, 2019. The increase in our cost of specialty product sales was in-line with the increase in revenue and we continued to incur fixed costs despite decreased production at our API and APS facilities. Changes in the availability of products and market demand could increase or decrease our revenue and gross profit related to these products in the future. Additionally, we incurred sublicense fees of $5.6 million on our license revenue for the nine months ended September 30, 2020.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2020 totaled $57.6 million, a decrease of $5.0 million, or 8%, as compared to $62.6 million for the nine months ended September 30, 2019. This was primarily due to a decrease in clinical operations, drug licensing fees, and preclinical operations and included the following:

•	$6.9 million decrease in clinical studies costs related to the supply of clinical studies and patient costs on Oral Paclitaxel, and tirbanibulin ointment, as all Phase 3 studies wound down;
•	$6.3 million decrease in preclinical development costs related to the Arginine Deprivation Therapy and TCR-T Immunotherapy platforms incurred during the prior year; and
•	$0.3 million decrease primarily due to an impairment charge of in-process research and development during the prior year.

The decrease in these R&D expenses was partially offset by an increase in compensation expenses of $3.9 million, an increase of $3.1 million in regulatory costs in connection with our NDA preparations, and an increase in $1.5 million in medical affairs and other product development.

Selling, General, and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2020 totaled $65.4 million, an increase of $16.8 million, or 35%, as compared to $48.6 million for the nine months ended September 30, 2019. This was primarily due to an increase of $12.8 million related to the costs of preparing to commercialize our proprietary drugs, if approved, and an increase of $4.0 million of general administrative expense, including professional service fees, IT, insurance, and other operating expenses.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments totaled $0.7 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively. Interest expense totaled $6.8 million and $5.3 million for the nine months ended September 30, 2020 and 2019, respectively. Interest expense in 2020 was related to the Senior Credit Agreement with Oaktree, and the variable-rate, long-term debt with Perceptive which was entered into in June 2018 and terminated in June 2020. The majority of interest expense in the prior period was incurred from the Perceptive debt.

Loss on extinguishment of debt

We recognized a $7.2 million loss on the extinguishment of debt related to the termination of the senior secured loan agreement with Perceptive and a $3.0 million loss on the partial extinguishment of debt related to the assignment of a portion of the senior secured loan from Oaktree’s co-investors to Sagard during the nine months ended September 30, 2020.

Income Tax Expense

For the nine months ended September 30, 2020, we incurred income tax expense of $4.1 million, compared to $1.0 million for the same period in 2019. The increase in income tax expenses was primarily attributable to $3.9 million foreign tax withholding in relation to license revenue recognized in the nine months ended September 30, 2020.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our R&D programs, SG&A costs associated with our operations, and the development of our specialty drug operations in our Commercial Platform and 503B operations and the investment we are making in our pre-launch activities in anticipation of commercializing our proprietary drugs. We incurred net losses of $96.7 million and $102.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $664.2 million. Our operating activities used $97.1 million and $74.1 million of cash during the nine months ended September 30, 2020 and 2019, respectively. We intend to continue to advance our various clinical and pre-clinical programs which we expect will lead to increased cash outflow of R&D costs and increase our investments in commercialization activities for our proprietary drugs, if approved. In addition, we can provide no assurance that our funding requirements to diversify our product portfolio for specialty drug products in our Commercial Platform and 503B operations will decline in the future.

In September 2020, we successfully raised $118.7 million through public offering of our shares, thus alleviated the substantial doubt about our ability to continue as a going concern as of June 30, 2020. As of September 30, 2020 we had cash and cash equivalents of $143.6 million, restricted cash of $13.8 million, and short-term investments of $84.8 million, which will fund operations into the second quarter of 2022. This cash runway does not reflect additional funding available to us through the existing Senior Credit Agreement with Oaktree, or the Revenue Interest Financing Agreement with Sagard. Achieving prescribed funding milestones within such arrangements would extend our anticipated cash runway into 2023.

Debt and Equity Financings

Public Offering of Stock

In September 2020, we completed an underwritten public offering of 10,000,000 shares of its common stock. We granted the underwriters a 30-day option to purchase up to an additional 1,500,000 shares of common stock, which was exercised in full in September 2020. All shares were offered at a price of $11.00 per share. Net proceeds were $118.7 million, after deducting underwriting discounts and commissions and offering expenses of $7.9 million.

Revenue Interest Financing Agreement

On August 4, 2020, we entered into a Revenue Interest Financing Agreement with Sagard, pursuant to which Sagard has agreed to pay the Company us $50.0 million to provide funding for the Company’s development and commercialization of Oral Paclitaxel upon receipt of marketing authorization for Oral Paclitaxel by the U.S. FDA for the treatment of MBC. In exchange for the Product Payment, we have agreed to make payments to Sagard equal to 5.0% of our world-wide net sales of Oral Paclitaxel, subject to a hard cap equal to the lesser of 170% of the Product Payment and the Put/Call Price set forth below (the “Hard Cap”). We are required to make certain additional payments to Sagard to the extent Sagard has not received Payments equaling at least $20.0 million by September 30, 2024 and at least $50.0 million by August 4, 2026. In addition, if Sagard has not received Payments equaling at least $85.0 million by the tenth anniversary of the date the Product Payment is funded (the “Funding Date”), then subject to the Hard Cap, we will be required to pay Sagard an amount such that Sagard will have obtained a 6.0% internal rate of return, calculated on a quarterly basis and calculated from the Funding Date to the tenth anniversary of the Funding Date, on the amount of the Product Payment, taking into account all other payments received by Sagard from us under the Revenue Interest Financing Agreement.

Our obligations under the Revenue Interest Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree, as administrative agent for the lenders under our Senior Credit Agreement, by a perfected security interest in (i) accounts receivable arising from net sales of Oral Paclitaxel and (ii) intellectual property that is claiming or covering Oral Paclitaxel itself or any method of using, making or manufacturing Oral Paclitaxel.

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

Sagard and the IMCO Investors also acquired by the Assignment term loans and commitments equal to $50.0 million under the Senior Credit Agreement. In connection with the Assignment, we granted warrants to Sagard and the IMCO Investors to purchase up to an aggregate of 201,865 shares of our common stock at a purchase price of $12.63 per share. As a result of the issuance of the additional warrants, we evaluated the debt modification in accordance with ASC 470 and concluded that the assigned debt qualified for a partial debt extinguishment of the existing Senior Secured Credit Agreement with Oaktree. Therefore, we recorded a loss on partial extinguishment of debt in the amount of $3.0 million for the three months ended September 30, 2020.

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

The first tranche of $100.0 million was drawn prior to June 30, 2020, with $54.1 million of the proceeds used in part to repay in full the outstanding loan and fees under the credit agreement with Perceptive and an additional $11.0 million of the upfront loan proceeds held by us as restricted cash in a debt service reserve account, and $6.4 million in fees and expenses incurred in connection with the financing, leaving $28.5 million in available proceeds from the first tranche. The second tranche of $25.0 million was drawn prior to September 30, 2020. An additional three debt tranches of $100.0 million in the aggregate are available for borrowing from time to time prior to the date that is either 24 or 36 months after the Closing Date, subject to our achievement of certain regulatory and commercial milestones, each as further set forth below:

Tranche	Funding Condition	Tranche Commitment Amount
Tranche C	The receipt of approval from the FDA of an NDA in respect of the use of Oral Paclitaxel to treat MBC.	$25.0 million
Tranche D	The receipt of approval from the FDA of an NDA in respect of the use of tirbanibulin ointment to treat AK.	$25.0 million
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

The Senior Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, the Senior Credit Agreement contains certain financial covenants, including, among other things, maintenance of minimum liquidity and a minimum revenue test, measured quarterly until the last day of the second consecutive fiscal quarter where the consolidated leverage ratio does not exceed 4.5 to 1, provided that thereafter we cannot allow our consolidated leverage ratio to exceed 4.5 to 1, measured quarterly. Failure of the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company. At September 30, 2020, we were in compliance with all applicable covenants.

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

In connection with our entry into the Senior Credit Agreement, we granted warrants to Oaktree to purchase up to an aggregate of 908,393 shares of our common stock at a purchase price of $12.63 per share and entered into a registration rights agreement with Oaktree on June 19, 2020, pursuant to which, among other things, we agreed to register for resale the shares of common stock issuable upon exercise of the warrants of no later than the 45th day following the issuance of the warrants. On August 6, 2020, we filed with the SEC a Registration Statement on Form S-3 (File No. 333-241665) registering for resale the shares of common stock issuable upon exercise of the warrants.

Private Placements

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

As of September 30, 2020, we had cash and cash equivalents of $143.6 million, restricted cash of $13.8 million, and short-term investments of $84.8 million. We believe that the existing cash and cash equivalents, restricted cash, and short-term investments will fund operations into the second quarter of 2022. This conclusion does not contemplate the additional funding we may receive through the Senior Credit Agreement and Revenue Interest Financing Agreement. We have based these estimates on assumptions that may prove to be wrong, and it could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated.

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

Our future capital requirements will depend on many factors, some or all of which may be impacted by the COVID-19 pandemic, including:

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(97,088)	$(74,120)
Net cash (used in) provided by investing activities	(58,404)	2,588
Net cash provided by financing activities	185,328	108,051
Net effect of foreign exchange rate changes	(201)	592
Net increase in cash, cash equivalents, and restricted cash	$29,635	$37,111

Net Cash Used in Operating Activities

The use of cash in our operating activities resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. The primary use of our cash in the periods presented was to fund our R&D, regulatory and other clinical trial costs, drug licensing costs, inventory purchases, pre-launch commercialization activities, and other expenditures related to sales, marketing and administration. Net cash used in operating activities increased $23.0 million or 31% for the nine months ended September 30, 2020. The increase is primarily attributable to increases in cost of sales, SG&A costs, and losses related to the extinguishment of debt.

Net cash used in operating activities was $97.1 million for the nine months ended September 30, 2020. This resulted primarily from our net loss of $98.0 million, adjusted for non-cash charges of $22.9 million, and by cash used by our operating assets and liabilities of $22.0 million. Our operating assets increased $26.3 million for accounts receivable mainly related to the contract asset recognized from license revenue in the current period and the increased sales of specialty products during the nine-months ended September 30, 2020, and decreased by $11.0 million for prepaids related to the Dunkirk construction and other assets, and $3.0 million for inventory of all drug products. Our operating liabilities decreased by $9.7 million mainly due to a decrease in accrued construction costs and accrued inventory purchases, offset by an increase in accrued selling costs and rebates, and an increase in accrued wages and benefits, and other operating liabilities. Our net non-cash charges during the nine months ended September 30, 2020 primarily consisted of $10.3 million of loss on extinguishment of debt, $8.0 million of stock-based compensation expense, $3.2 million depreciation and amortization expense, and $1.2 million amortization of debt discount.

Net cash used in operating activities was $74.1 million for the nine months ended September 30, 2019. This resulted primarily from our net loss of $103.1 million, adjusted for non-cash charges of $11.5 million, and by cash used by our operating assets and liabilities of $17.5 million. Our operating assets increased $4.2 million for accounts receivable mainly related to the increased sales of specialty products during the nine months ended September 30, 2019, and less than $0.1 million for inventory of all drug products, while prepaid expenses and other assets increased by $17.1 million primarily related to the Dunkirk construction. Our operating liabilities increased by $38.5 million mainly due to an increase of $16.3 million related to the Dunkirk construction, and $20.0 million of deferred revenue related to a milestone payment received from Almirall. Our net non-cash charges during the nine months ended September 30, 2019 primarily consisted of $7.2 million of stock-based compensation expense, and $2.8 million depreciation and amortization expense.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $58.4 million for the nine months ended September 30, 2020, compared to $2.6 million provided by investing activities in the nine months ended September 30, 2019. The difference was primarily due to more cash being used in the purchase of short-term investments and a decrease in the sales and maturities of short-term investments and a decrease in cash paid for in-licenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $185.3 million for the nine months ended September 30, 2020, which primarily consisted of $126.8 million from the sale of common stock and $118.0 million from the draw downs of debt from our credit facility with Oaktree and $1.9 million to fund our new API plant in China, $7.0 million from the issuance of warrants to Oaktree and Sagard, and $1.2 million from the exercise of stock options, partially offset by $54.3 million repayment of Perceptive debt, and $7.6 million and $7.2 million issuance costs related to our underwritten follow-on public offering and the new Oaktree debt, respectively.

Net cash provided by financing activities was $108.1 million for the nine months ended September 30, 2019, which primarily consisted of net proceeds of $99.9 million from the issuance of common stock from the private placement and $6.5 million from the issuance of debt to fund our new API plant in China.

Contractual Obligations

A summary of our contractual obligations as of September 30, 2020 is as follows:

	Payments Due by Period
	Within 1 Year	1 to 3 years	3 to 5 years	More than 5 years	Total Amounts Committed
	(in thousands)
Operating leases	$2,895	$4,908	$3,816	$660	$12,279
Long-term debt	1,637	19,704	27,558	88,159	137,058
Finance lease obligations	394	400	152	—	946
Licensing fees	2,384	—	—	—	2,384
	$7,310	$25,012	$31,526	$88,819	$152,667

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

The long-term debt is comprised of (1) the principal and fees related to the first and second tranche of our Senior Credit Agreement with Oaktree; (2) our credit arrangement with Chongqing Maliu Riverside Development and Investment Co., LTD; and (3) our mortgage assumed in connection with the acquisition of CDE.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Chinese Renminbi (“RMB”). In the nine months ended September 30, 2020 and 2019, approximately 0% and 1%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

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

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash, and short-term investments of $242.1 million as of September 30, 2020. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in U.S. market interest rates is not expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of the outcome, litigation can have an adverse impact on us because of prosecution, defense and settlement costs, unfavorable awards, diversion of management resources and other factors.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I—Item 1A—Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. There have been no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2020, CIDAL achieved four of its six clinical milestones associated with the contingent equity consideration from our acquisition of CIDAL. In issuing the shares to CIDAL, the Company relied on an exemption from registration under the Securities Act, as set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

  On August 4, 2020 the Company granted warrants to Sagard Healthcare Royalty Partners, LP and its co-investors OPB SHRP Co-Invest Credit Limited and SIMCOE SHRP Co-Invest Credit Ltd. to purchase up to an aggregate of 201,865 shares of its common stock at a purchase price of $12.63 per share. The warrants will expire on June 19, 2027 and may be net exercised at the holder’s election. The warrants were issued, and the shares of common stock issuable upon exercise of the warrants, will be issued unless covered by a registration statement, in reliance upon an exemption from the registration under the Securities Act of 1933, as set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

4.1	Form of Warrant to Purchase Common Stock (Sagard and IMCO Investors)	Form 8-K	001-38112	4.1	August 6, 2020

10.1	Revenue Interest Financing Agreement dated as of August 4, 2020, by and between Athenex, Inc. and Sagard Healthcare Royalty Partners, LP	Form 8-K	001-38112	10.1	August 6, 2020

10.2	Security Agreement dated as of August 4, 2020, by and between Athenex, Inc. and Sagard Healthcare Royalty Partners, LP	—	—	—	Filed herewith

10.3	Intercreditor Agreement dated as of August 4, 2020, by and among Oaktree Fund Administration, LLC, as administrative agent, and Sagard Healthcare Royalty Partners, LP, and as acknowledged by Athenex, Inc.	—	—	—	Filed herewith

10.4	Assignment and Assumption dated as of August 4, 2020, by and among Athenex, Inc, as the borrower, Sagard Healthcare Royalty Partners, LP, OPB SHRP Co-Invest Credit Limited and SIMCOE SHRP Co-Invest Credit Ltd., as assignees, and the affiliates of Oaktree Capital Management, L.P. party thereto as assignors, and the other assignees party thereto.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) and the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athenex, Inc.

Date: November 5, 2020	By:	/s/ Johnson Y.N. Lau
Chief Executive Officer and Board Chairman (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Randoll Sze
Chief Financial Officer (Principal Financial and Accounting Officer)