Form 10-K
period 2020-12-31
Athenex, Inc.
filed 2021-03-01
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-afﬁliates of the registrant calculated based on the closing price of $13.76 of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2020, the last business day of the registrant’s most recently completed second ﬁscal quarter, was approximately $702 million.

As of February 19, 2021, 93,454,700 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders currently scheduled to be held on June 4, 2021 are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

Risk Factors Summary

Risks Related to the COVID-19 Pandemic

•	The impact of the COVID-19 pandemic on our business clinical development activities and clinical trials.

Risks Related to Our Financial Position and Need for Additional Capital

•	The volatility of our financial results related to our revenue and expenses.
•

We will be unable to access funding under certain of our existing financing facilities until Oral Paclitaxel is approved and may be unable to obtain additional capital to finance the development and commercialization of our drug candidates.

•

Our inability to refinance, extend, or repay our substantial indebtedness owed to our senior secured lender, would have a material adverse effect on our financial condition and ability to continue as a going concern.

•	Our ability to access additional capital is dependent on the fulfillment of certain conditions, which we may not achieve.
•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates

Risk Related to Clinical Development of Our Proprietary Drug Candidates

•	The developmental status of the majority of our primary clinical candidates may make it difficult to evaluate our current business and predict our future performance.
•	The novel approach to some of our drug candidates could result in delays in clinical development, and delays in our ability to achieve regulatory approval or commercialization, or market acceptance.

•

If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, NMPA or other regulatory authorities, as the FDA recently indicated in its Complete Response Letter (CRL) with respect to our NDA for Oral Paclitaxel, we will incur costs and experience delays in the development and commercialization of our drug candidates.

Risks Related to Development, Regulatory Approval and Commercialization

•	The regulatory approval processes of the FDA, NMPA and other regulatory authorities are lengthy, time consuming and inherently unpredictable
•	The FDA may not accept data from clinical trials outside the U.S.
•	Our approved drugs and drug candidates have caused and may cause undesirable adverse events that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.
•

Our commercialization of Klisyri® and of any of our drug candidates, if approved, subjects us to ongoing regulatory obligations, which may result in significant additional expenses and we may be subject to penalties.

Risks Related to Commercialization of Klisyri® and Our Drug Candidates

•	Any delays in obtaining regulatory approval of our drug candidates, including Oral Paclitaxel, could impact our ability to generate revenue.
•	Klisyri® and any of our drug candidates, if approved, may fail to achieve market acceptance
•	Orphan drugs target rare diseases and must therefore capture significant market share at high per-patient cost to generate reasonable returns
•	Our limited manufacturing experience may materially impact our revenue and financial condition.
•	Our limited experience in marketing proprietary drug products could impact our ability to generate sales revenue from such products.
•

Klisyri® and any of our drug candidates, if approved, may become subject to unfavorable pricing regulations, third party reimbursement practices or healthcare reform initiatives, which could harm our business

•	The use of legal, regulatory, and legislative strategies by both brand and generic competitors, and newly enacted legislation could adversely affect our results of operations.
•	Our compounded preparations and the pharmacy compounding industry are subject to regulatory and customer scrutiny

Risks Related to Our Intellectual Property

•	A significant portion of our intellectual property portfolio currently comprises pending patent applications.
•	We may not be able to successfully protect our intellectual property rights, and claims of infringement by others
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
•

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business, we could be required to pay monetary damages or could lose license rights that are important to our business.

•	If our licensing and sublicensing activities result in non-compliance with our licensing agreements, our business relationships with our licensing partners may suffer.

Risks Related to Our Reliance on Third Parties

•	The reliance on third parties to conduct our preclinical studies and clinical trials may impact our ability to obtain regulatory approval for or commercialize our drug candidates.
•	Our dependence on a limited number of API customers and pharmaceutical wholesalers to generate revenue.
•

If our Global Supply Chain Platform is insufficient, we may rely on third parties to manufacture at least a portion of our drug candidate supplies and our drug candidates, if approved, which could harm our business if those third parties fail to provide us with sufficient quantities.

Risks Related to Our Industry, Business and Operation

•	We are dependent on our key personnel, and the failure to retain our qualified personnel, may impact our business strategy.
•	We are substantially dependent on our public-private partnerships and if we or our counterparties fail to meet their obligations of those agreements, it would materially impact our business.
•	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud
•	We may have conflicts of interest and transactions with our affiliates and related parties that were not negotiated at arms’ length.
•

Our internal computer systems, or those used by our contract research organizations (CROs), collaboration partners, third-party service providers or other contractors or consultants, may fail or suffer security breaches.

•	If product liability lawsuits are brought against us, we may incur substantial liabilities.
•	We have limited insurance coverage, and any claims beyond our insurance coverage may result in substantial costs.
•	If our manufacturing facilities are damaged or destroyed or production at such facilities is otherwise interrupted, our business and prospects would be negatively affected.

Risks Related to Government Regulation

•	Any failure to comply with applicable regulations and industry standards or obtain various licenses and permits could harm our reputation and our business, results of operations and prospects.

Risks Related to Our Doing Business in China

•	Changes in the political and economic policies of the Chinese government may materially and adversely affect our business.
•	There are uncertainties regarding the interpretation and enforcement of laws, rules and regulations in China.
•	We may be treated as a resident enterprise for Chinese tax purposes under the Chinese Enterprise Income Tax Law, and we may therefore be subject to Chinese income tax on our global income.

Risks Related to Common Stock

•

Our directors, executive officers and principal stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

•	Anti-takeover provisions in our charter documents may discourage our acquisition by a third party, which could limit our stockholders’ opportunity to sell their shares at a premium.

PART I

Item 1.	Business.

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

Significant Developments in the Oncology Innovation Platform

Orascovery Platform

Our Orascovery technology is based on the novel P-gp pump inhibitor molecule, encequidar, formerly known as HM30181A. Oral administration of encequidar in combination with established chemotherapy agents such as paclitaxel, irinotecan, docetaxel, topotecan and eribulin has been shown in our clinical studies to date to improve the absorption of these agents by blocking the P-gp pump in the intestinal wall. Oral paclitaxel and encequidar, formerly known as Oraxol (“Oral Paclitaxel”), is our lead asset in our Orascovery platform. We are also advancing the following clinical candidates for the treatment of solid tumors on this platform: oral irinotecan and encequidar, formerly known as Oratecan (“Oral Irinotecan”); oral docetaxel and encequidar, formerly known as Oradoxel (“Oral Docetaxel”); oral topotecan and encequidar, formerly known as Oratopo (“Oral Topotecan”); and oral eribulin and encequidar, formerly known as Eribulin ORA (“Oral Eribulin”).

Significant developments in our Orascovery platform in 2020 include the following:

On February 26, 2021, we received a Complete Response Letter (CRL) from the U.S. Food and Drug Administration (“FDA”) regarding our New Drug Application (“NDA”) for Oral Paclitaxel for the treatment of metastatic breast cancer. The FDA issues a CRL to indicate that the review cycle for an application is complete and that the application is not ready for approval in its present form. In the CRL, the FDA indicated its concern of safety risk to patients in terms of an increase in neutropenia-related sequelae on the Oral Paclitaxel arm compared with the IV paclitaxel arm in the Phase III study. The FDA also expressed concerns regarding the uncertainty over the results of the primary endpoint of objective response rate (ORR) at week 19 conducted by blinded independent central review (BICR). The agency stated that the BICR reconciliation and re-read process may have introduced unmeasured bias and influence on the BICR. Additionally, the FDA recommended that we conduct a new adequate and well-conducted clinical trial in a patient population with metastatic breast cancer (“MBC”) representative of the population in the U.S. The agency determined that additional risk mitigation strategies to improve toxicity, which may involve dose optimization and / or exclusion of patients deemed to be at higher risk of toxicity, are required to support potential approval of the NDA.

We are working to consider the appropriate next steps in the development of Oral Paclitaxel. We plan to request a meeting with the FDA to discuss the FDA’s response, engage in a dialogue on the design and scope of a clinical trial to address the agency’s requirements and align on the next steps required to obtain approval.

On September 1, 2020, we announced the FDA accepted for filing our NDA for Oral Paclitaxel for the treatment of MBC and granted the application Priority Review. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA set a target action date of February 28, 2021.

On December 9, 2020, we presented updated Phase 3 data on survival and tolerability associated with Oral Paclitaxel in metastatic breast cancer patients at the 2020 San Antonio Breast Cancer Symposium (“SABCS”). Progression free survival (PFS) and overall survival (OS) data presented indicates benefits of Oral Paclitaxel versus IV paclitaxel and supports the superiority of increased overall response rate observed with Oral Paclitaxel. In the intent-to-treat (ITT) population, Oral Paclitaxel showed a benefit on PFS versus IV paclitaxel and showed a trend favoring Oral Paclitaxel on OS versus IV paclitaxel. Oral Paclitaxel demonstrated a median PFS of 8.4 months vs. 7.4 months, hazard ratio (HR) 0.768 (95% CI: 0.584, 1.01), p=0.046. Oral Paclitaxel demonstrated a median OS of 22.7 months vs. 16.5 months, HR 0.794 (95% CI: 0.607, 1.037), p=0.082.

On September 8, 2020, we and Quantum Leap Healthcare Collaborative (“Quantum Leap”) jointly announced the launch of two new study arms of the I-SPY 2 TRIAL to evaluate Oral Paclitaxel in combination with GlaxoSmithKline’s (“GSK”) dostarlimab, an investigational antibody binding PD-1, in the neoadjuvant chemotherapy setting, targeting stage 2/3 HER2+ and HER2- breast cancers. The I-SPY 2 TRIAL, sponsored by Quantum Leap, is a standing Phase 2 randomized, controlled, multicenter platform with a Bayesian adaptive randomization design aimed to rapidly screen and identify promising new treatments in specific subgroups of adults with newly-diagnosed, high-risk (high likelihood of recurrence), locally-advanced breast cancer that is either Stage II or Stage III. GSK will provide dostarlimab. We will provide Oral Paclitaxel. Quantum Leap will be responsible for running the trial.

On May 29, 2020, we presented interim data from an ongoing Phase II clinical trial in which Oral Paclitaxel monotherapy showed encouraging efficacy and tolerability in elderly patients with unresectable cutaneous angiosarcoma, an aggressive malignancy with poor prognosis. The interim results were presented at the American Society of Clinical Oncology (ASCO) 2020 Virtual Scientific Program and reflected data from 22 evaluable patients out of 26 enrolled patients. The interim data showed a clinical benefit rate (CR+PR+SD) of 100% in 22 evaluable patients who reached their first post treatment efficacy evaluation. All 22 patients experienced a reduction in tumor size. Complete responses (CR) were observed in 27.3% of patients (6/22), partial responses (PR) were observed in 22.7% of patients (5/22), and stable disease was observed in 50% of patients (11/22). Oral Paclitaxel has been generally well tolerated in this predominantly elderly population.

We are also evaluating Oral Paclitaxel in combination with other therapies, including anti-VEGF and anti-PD-1 therapies. We are studying Oral Paclitaxel with ramucirumab in a Phase 1b study in patients with advanced gastric cancer who failed previous chemotherapy and the expansion phase of the study has completed enrollment. Our Phase 1/2 study of Oral Paclitaxel in combination with pembrolizumab in patients with advanced solid malignancies is ongoing.

In addition to our lead product candidate, development of our other Orascovery product candidates is ongoing. We are planning Phase 2 studies for both Oral Irinotecan and Oral Docetaxel. A Phase 1 study of Oral Eribulin in patients with solid tumors is ongoing.

Src Kinase Inhibition Platform

Our Src Kinase inhibition platform technology is based on novel small molecule compounds that have multiple mechanisms of action, including the inhibition of the activity of Src Kinase and the inhibition of tubulin polymerization, which may limit the growth or proliferation of cancerous cells. We believe the combination of these mechanisms of action provides a broader range of anti-cancer activity compared to either mechanism of action alone. Our lead product candidate on our Src Kinase inhibition platform is tirbanibulin (formerly known as KX2-391 and KX-01) ointment, which we are advancing for the treatment of actinic keratosis (“AK”) as well as psoriasis and skin cancer. Our other clinical candidates and their indications in this platform include tirbanibulin oral for solid and liquid tumors, and KX2-361, formerly known as KX-02, for brain cancers, such as glioblastoma multiforme (“GBM”).

Significant developments in our Src Kinase inhibition platform in 2020 include the following:

On December 15, 2020, we announced that the FDA has approved Klisyri® (tirbanibulin) for the topical treatment of AK on the face or scalp. Klisyri is the first FDA approved branded proprietary product for Athenex and was launched in the U.S., led by our partner Almirall S.A (“Almirall”) on February 18, 2021. Klisyri will be manufactured by Athenex, highlighting the vertically integrated capabilities of the company ranging from a preclinical lead to a developed product for market launch. The FDA approved Klisyri based on the data from two pivotal, randomized, double-blind, vehicle-controlled Phase 3 studies (KX01-AK-003 and KX01-AK-004) that evaluated the efficacy and safety of Klisyri (tirbanibulin) ointment 1% in 702 adults with AK of the face or scalp. Tirbanibulin demonstrated complete clearance of AK lesions at day 57 in treated face or scalp areas in a significantly higher number of patients compared to vehicle. The most common adverse events were application site pruritus and pain reported by 9% and 10% of treated patients, respectively.

The New England Journal of Medicine published the pivotal Phase 3 trial results on Klisyri® for the topical treatment of AK of the face or scalp in the February 11, 2021 issue.

In March 2020, our partner Almirall announced that the European Medicines Agency (EMA) accepted the filing of a European marketing authorization for tirbanibulin ointment for the treatment of AK.

On February 15, 2021, we entered into the Second Amendment to the 2011 license agreement with PharmaEssentia Corp. (“PharmaEssentia”) for tirbanibulin ointment. The Second Amendment expands the territory to include Japan and South Korea and includes a license to use the intellectual property for additional dermatology indications and skin cancer in the existing territories.

The development of our other Src Kinase programs/product candidates is ongoing.

Other Platforms

The other technologies in our Oncology Innovation Platform are our TCR-T immunotherapy technology under which we are advancing TCR affinity-enhancing specific T-cell (TAEST) therapy with our first drug candidate, TCRT-ESO-A2, and our arginine deprivation therapy technology under which we are advancing PT01, also known as Pegtomarginase.

In September 2020, we announced that the FDA allowed our Investigational New Drug (IND) application for TCRT-ESO-A2, an autologous T cell receptor (TCR)-T cell therapy targeting solid tumors that are NY-ESO-1 positive in HLA-A*02:01 positive patients. TCRT-ESO-A2 is being developed by Axis Therapeutics Limited, a joint venture between Athenex and Xiangxue Life Sciences Limited (“XLifeSc”). TCRT-ESO-A2 is similar to TAEST16001, an autologous cell-based therapy being developed simultaneously by XLifeSc for clinical application in China in that both therapies express the same affinity-enhanced TCR.

PT01 targets cancer growth and survival by removing the supply of arginine to cancers that have a disrupted urea cycle. The FDA allowed our IND application for the clinical investigation of PT01 for the treatment of patients with advanced malignancies in 2019. We plan to initiate first human exposure in 2021.

Other Business Developments

Other significant business developments for the Company in 2020 include:

•

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

•

In August 2020, we entered into a Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (“Sagard”), pursuant to which Sagard has agreed to pay us $50.0 million (the “Product Payment”) to provide funding for our development and commercialization of Oral Paclitaxel upon receipt of marketing authorization for Oral Paclitaxel by the U.S. FDA for the treatment of metastatic breast cancer. For additional information, please see “Liquidity and Capital Resources —Debt and Equity Financings.”

•

In June 2020, we entered into a senior secured loan agreement and related security agreements (the “Senior Credit Agreement”) with Oaktree Fund Administration, LLC, as administrative agent, and the lenders party thereto (collectively, “Oaktree”) to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%. For additional information, please see “Liquidity and Capital Resources —Debt and Equity Financings.”

•

In March 2020, we entered into a letter agreement with Guangzhou Xiangxue Pharmaceutical Co., Ltd. (“Xiangxue”) to amend certain provisions of the license agreement entered into with Xiangxue in December 2019 (the “2019 Xiangxue License”). In June 2020, we entered into a second supplemental agreement to amend certain provisions of the 2019 Xiangxue License to facilitate our receipt of payment from Xiangxue, providing, among other things, that Xiangxue shall be entitled to make the USD $30 million upfront payment in Chinese Renminbi to Chongqing Taihao Pharmaceutical Co. Ltd. (“Taihao”), our wholly owned subsidiary in China. For additional information, please see “Business—License and Collaboration Agreements—Xiangxue License Agreements.”

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

Mission and Strategy

We have a comprehensive and experienced leadership team who have come together under one organization to achieve our mission of improving the lives of cancer patients by creating more effective, safer and tolerable treatments. We have the goal of becoming a global leader in bringing innovative cancer treatments to the market and improving health outcomes. To achieve our goal, we have established the following strategic priorities, which, after receipt of a CRL for our NDA for Oral Paclitaxel, are currently under review by management:

Obtain regulatory approval for our product candidates and prepare to commercialize Klisyri and our other approved products in the U.S. and abroad - On February 26, 2021, we received a CRL from the FDA regarding our NDA for our lead product candidate, Oral Paclitaxel, for metastatic breast cancer. We are working to consider the appropriate next steps in the development of Oral Paclitaxel. We plan to request a meeting with the FDA to discuss the FDA’s response, engage in a dialogue on the design and scope of a clinical trial to address the agency’s requirements and align on the next steps required to obtain approval.

Our goal with Oral Paclitaxel, in the event we decide to continue development after our meeting with the FDA, is to establish it, if approved, as the chemotherapy of choice for patients with MBC and to commercialize Oral Paclitaxel in the U.S. by leveraging our commercialization capabilities in the U.S. We also plan to evaluate marketing options outside of the U.S., including using our internal resources, partnering with others, or out-licensing the product. The FDA has approved Klisyri® (tirbanibulin) for the topical treatment of AK on the face or scalp. Our strategic partner Almirall launched Klisyri in the U.S. on February 18, 2021 and will employ its expertise to support the development of tirbanibulin in Europe. Almirall will also commercialize the product in European countries, including Russia, if approved in those jurisdictions.

Rapidly and concurrently advance our other clinical programs and product candidates - We intend to pursue the fastest feasible pathways to approval of our existing clinical product pipeline. We plan to continue to advance our studies evaluating Oral Paclitaxel in other indications. As part of our label expansion strategy, we intend to pursue those indications where paclitaxel is already indicated by FDA approval or is on National Comprehensive Cancer Network (“NCCN”) guidelines, and we also intend to explore combinations with new modalities, such as immunotherapies and targeted therapies. We will continue to advance the development of our other Orascovery product candidates to maximize the value of the Orascovery platform. In addition, we continue to make progress with the development of the clinical program for tirbanibulin. We will also evaluate options to enter into partnerships and collaborations where appropriate.

Enhance and expand our other new technology platforms -  We intend to continue expanding and broadening our oncology pipeline. In 2020, the FDA allowed the IND application for TCRT-ESO-A2, which represents Athenex’s first T cell therapy product cleared to advance to the first stage of clinical development in the U.S. The FDA also allowed the IND application for the clinical investigation of PT01, an arginine deprivation therapy, for the treatment of patients with advanced malignancies and we plan to initiate first human exposure in 2021. In addition to our existing portfolio of clinical candidates, our research and development teams are evaluating additional applications of our novel technology platforms. For example, our novel Cytochrome P450 (“CYP”) and P-gp dual inhibitor technology could expand the breadth of application for our oral enabling platform.

Leverage our global research and development operations to continue development of an oncology-focused product pipeline - We have research and development operations in the U.S., U.K., China, Taiwan and Latin America that are focused on advancing our existing product pipeline and on developing additional novel clinical drug product candidates in order to replenish our development pipeline as other candidates mature. We have developed a core competency in oral absorption technology and apply that skill to develop new methods of drug discovery and to identify new pipeline candidates. In addition, we may leverage our research and development capabilities to partner with others for the development of new pipeline candidates. We believe that we can create substantial long-term value by pursuing a robust, ongoing research and development program.

Continue to build an integrated business model that leverages our proprietary commercial platform, supply chain and cGMP manufacturing capabilities - We built our U.S. commercial operation in preparation for future FDA approvals of our proprietary product candidates. We believe that our experienced product commercialization team can build an infrastructure that leverages both our global facilities and collaborative relationships to achieve global distribution of any products approved by the FDA and regulatory authorities in other jurisdictions, as applicable, in a timely and cost-effective manner. Our strategic partner Almirall will employ its expertise to support the development in Europe and also to commercialize tirbanibulin in the U.S. and, if approved, European countries, including Russia. In addition, we currently expect to continue to invest in our CMC development for our product candidates and manufacturing infrastructure, which may involve significant capital expenditures, utilizing current Good Manufacturing Practices (“cGMP”) manufacturing facilities from our public/private partnerships in both the China and U.S. markets as a mechanism to build-out our supply chain around the world. We plan to manufacture 503B compounding products at our Dunkirk facility when it is operational later this year, and to also utilize the facility for specialty products and our proprietary drugs in the future.

Selectively pursue strategic M&A, licensing or partnership opportunities to complement our existing operations - We continue to pursue strategic acquisitions, licensing and partnership opportunities. We will continue to target opportunities that will complement our existing portfolio and operations to create value for stockholders and support our business strategy and mission.

Operating Segments

We have organized our business model into three platforms: (1) our Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; (2) our Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs; and (3) our Global Supply Chain Platform, dedicated to providing a stable and efficient supply of APIs for our clinical and commercial efforts. Athenex has global operations with offices and facilities in Buffalo and Clarence, New York; Cranford, New Jersey; Houston, Texas; Chicago, Illinois; Hong Kong; Taipei, Taiwan; multiple locations in Chongqing, China; Manchester, United Kingdom; Guatemala City, Guatemala and Buenos Aires, Argentina.

Our Oncology Innovation Platform

Within our Oncology Innovation Platform, we have four different technologies: (1) Orascovery, based on a P-glycoprotein (P-gp) pump inhibitor, (2) Src Kinase inhibition, (3) TCR-T immunotherapy, and (4) arginine deprivation therapy. The following table summarizes the development status of our current pipeline of product candidates in our Oncology Innovation Platform as of December 31, 2020:

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

Chemotherapeutic agents such as paclitaxel, irinotecan, docetaxel and eribulin are clinically proven and widely used. However, these agents have historically been limited to IV administration, which can result in adverse events which are due, in part, to high peak blood concentration levels of the chemotherapeutic drugs. In addition, for some agents, there are infusion-related reactions caused, in part, by solubilizing dilution agents used to facilitate IV administration. A cancer patient’s inability to tolerate IV chemotherapies may limit the long-term efficacy of IV anti-cancer therapies. We believe our pipeline products, which leverages our proprietary delivery system will expand the use of these chemotherapeutic agents. We believe that our Orascovery platform overcomes the current challenges of chemotherapeutic agents by allowing more frequent dosing over longer periods of time, which we believe will lead to better tolerability and allow for higher total dosage and longer exposure to the chemotherapeutic agent.

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

Encequidar—Our Novel P-gp Pump Inhibitor

The novel P-gp inhibition molecule, encequidar (formerly known as HM30181A), belongs to a new class of P-gp inhibitor that has high potency, specificity and local action at the intestine cells, and forms the cornerstone of our Orascovery platform. Encequidar is designed to enable the administration of oral dosing formats of paclitaxel, irinotecan, docetaxel, topotecan, and eribulin, each of which is currently under clinical development. The feature that distinguishes encequidar from other small molecule P-gp inhibitors is that this novel compound is specific to P-gp, does not interfere significantly with the activity of other related transporters and does not significantly inhibit cytochrome 3A4, an enzyme that is important in the metabolism of commonly used drugs. Encequidar is minimally absorbed following oral administration. This localizes P-gp inhibitory activity in the gastrointestinal tract, limiting the potential for interaction at additional systemic sites where P-gp is expressed. Based on the results of our encequidar clinical development programs to date, inhibition of gastrointestinal P-gp has been shown to improve the absorption of chemotherapy agents to achieve systemic exposure profiles which enhance the efficacy and may reduce toxicity of these established chemotherapeutic agents. Based on its pharmacological profile and low systemic absorption, encequidar is not expected to cause drug-to-drug interactions other than enhancement of oral absorption of medications which are P-gp substrates.

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

Clinical Development

In three separate pharmacokinetics (“PK”) studies of encequidar conducted in healthy subjects, a total of 81 individuals received single oral doses of encequidar tablets in single doses of up to 900 mg, and 30 individuals were enrolled in multiple dose cohorts with treatment groups receiving encequidar tablets ranging from 60 to 360 mg per day for five days. Encequidar was well-tolerated, with mostly mild gastrointestinal adverse effects. No serious adverse events (“SAEs”) were reported. At the current clinical dose of 15 mg given once daily for up to five days, the Cmax in systemic circulation is low. Drug-drug interaction studies of encequidar with digoxin and dabigatran have been conducted, and the metabolism and routes of excretion in humans has been determined.

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

Oral Paclitaxel is our lead drug candidate in our Orascovery Platform and is initially being developed for the treatment of patients with metastatic breast cancer. We conducted a pivotal, randomized Phase 3 study of Oral Paclitaxel monotherapy versus IV paclitaxel monotherapy which met its primary endpoint of confirmed response rate in patients receiving Oral Paclitaxel. On February 26, 2021, we received a CRL from the FDA regarding our NDA for Oral Paclitaxel. We are working to consider the appropriate next steps in the development of Oral Paclitaxel. We plan to request a meeting with the FDA to discuss the FDA’s response, engage in a dialogue on the design and scope of a clinical trial to address the agency’s requirements and align on the next steps required to obtain approval. Although our plans may change based on our discussions with the FDA, we are also evaluating Oral Paclitaxel (1) as a monotherapy treatment for patients with cutaneous angiosarcoma, (2) in combination with ramucirumab for patients with advanced gastric cancers, (3) in combination with pembrolizumab for advanced solid malignancies including urothelial, gastric or gastroesophageal or non-small cell lung cancer, and (4) in combination with GSK’s dostarlimab in the neoadjuvant chemotherapy setting for breast cancer. We have also been working to develop Oral Paclitaxel for additional indications and are exploring potential combinations with immuno-oncology agents.

Overview of Clinical Findings

As of December 31, 2020, five Phase 1, 2 and 3 clinical studies of Oral Paclitaxel have been completed. However, the FDA, in its CRL dated February 26, 2021 has indicated an additional trial and additional risk mitigation strategies to improve toxicity, which may involve dose optimization and / or exclusion of the patients deemed to be at a higher risk of toxicity, are required to support potential approval of the NDA. Oral Paclitaxel (encequidar plus oral paclitaxel) administration has shown to result in overall exposure in the blood approximately equivalent to that achieved with 80 mg/m2 of IV paclitaxel. We believe oral dosing of paclitaxel can provide a longer drug exposure over a target drug concentration than IV paclitaxel, which may translate to better clinical response. We also observed in a Phase 3 clinical study of 402 metastatic breast cancer patients that Oral Paclitaxel had statistically significantly higher confirmed tumor response rate with lower incidence and severity of neuropathy compared to IV paclitaxel. See “Our Orascovery Product Candidates— Oral Paclitaxel and Encequidar—Clinical Development by Indication—Metastatic Breast Cancer—Phase 3 Study” for a further discussion of the results of the Phase 3 study.

We have also completed a randomized two-way crossover study comparing the exposure of paclitaxel after administration of IV paclitaxel 80 mg/m2 and Oral Paclitaxel 205mg/m2 daily over three consecutive days. Intensive PK sampling was conducted over each treatment period. Statistical analysis demonstrated that the exposure to paclitaxel, based on the AUC was similar between the two treatments. For Oral Paclitaxel, the AUC was 5033 ng.hr/mL and Cmax was 397 ng/mL. For IV paclitaxel, the AUC was 5595 ng.hr/mL with a Cmax of 2732 ng/mL. The geometric ratio and 90% confidence intervals for AUC was 89.5% (83.9-95.5) falling within the guidelines for equivalence.

Clinical Development by Indication

Metastatic Breast Cancer

Phase 2 Study

We conducted a PK and Phase 2 study of Oral Paclitaxel in patients with metastatic breast cancer who failed previous chemotherapies in Taiwan. The study was a multicenter, single-arm, open-label, PK study of Oral Paclitaxel administered orally for 3 consecutive days weekly for up to 16 weeks. We presented encouraging data on the efficacy of Oral Paclitaxel in the treatment of metastatic breast cancer patients obtained from this Phase 2 study at the 2019 ASCO Annual Meeting. Study results on tumor response showed that there were 6 (27.3%) complete response, 5 (22.7%) partial response, and 11 (50%) stable disease in 22 evaluable patients. Three patients had treatment-related SAEs (grade ≥3 neutropenia) and all patients recovered completely. PK results showed that the AUC of Oral Paclitaxel at week-1 was reproducible at week-4 (3050 to 3594 ng-hr/mL). The results indicated that weekly Oral Paclitaxel can achieve paclitaxel exposure similar to that of weekly IV paclitaxel (80mg/m2) reported previously and that Oral Paclitaxel appears effective in the treatment of advanced breast cancer patients.

Phase 3 Study

Our Phase 3 pivotal study of Oral Paclitaxel in patients with metastatic breast cancer was a randomized, active-controlled clinical trial comparing Oral Paclitaxel monotherapy against IV paclitaxel monotherapy. The trial randomized subjects in a 2:1 ratio to Oral Paclitaxel, and was designed to compare the safety and efficacy of Oral Paclitaxel with IV paclitaxel. The primary endpoint was ORR (confirmed by scans at two consecutive timepoints) as assessed by RECIST v1.1 criteria, a generally accepted method for assessing tumor response. Blinded assessments of tumor response were made by independent radiologists.

A total of 402 metastatic breast cancer patients were enrolled (Oral Paclitaxel=265 vs. IV paclitaxel=137), which represented the ITT population. Patient demographics were balanced. The prespecified modified ITT (“mITT”) population comprised 360 patients (Oral Paclitaxel =235 vs. IV paclitaxel=125), which includes patients who received at least 7 doses of Oral Paclitaxel (the majority of one cycle of treatment) or one dose of IV paclitaxel and excludes patients that did not have tumors that could be evaluated by the central radiologist at baseline.  The study was designed with 360 evaluable patients (prespecified mITT population) and was statistically powered to detect a difference of 15% in confirmed ORR at p=0.045 with 80% power at the final analysis.

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

Secondary endpoints in the study include PFS and OS. In December 2020, we presented updated PFS and OS data from our Phase 3 study of Oral Paclitaxel in patients with metastatic breast cancer at the 2020 SABCS. In the ITT population, the median PFS showed a benefit for Oral Paclitaxel versus IV paclitaxel (8.4 months vs. 7.4 months, respectively; hazard ratio (HR) = 0.768; 95% confidence interval (CI): 0.584, 1.01; p = 0.046). The median OS data demonstrated a trend favoring Oral Paclitaxel versus IV paclitaxel (22.7 months vs. 16.5 months, respectively; HR = 0.794; 95% CI: 0.607, 1.037; p = 0.082). In the mITT population, the median PFS data showed a benefit for Oral Paclitaxel versus IVP (8.4 vs. 7.4 months, respectively; HR = 0.739; 95% CI: 0.561, 0.974; p = 0.023). Median OS data also showed a benefit for Oral Paclitaxel versus IV paclitaxel (23.3 months vs. 16.3 months, respectively; HR = 0.735; 95% CI: 0.556, 0.972; p = 0.026).

Based on data presented at the 2019 SABCS: 31.1% of IV paclitaxel patients experienced grade 2 or above neuropathy versus 7.6% of Oral Paclitaxel patients.  The results also showed lower incidence of alopecia compared to IV paclitaxel, with 28.8% of the Oral Paclitaxel group experiencing alopecia versus 48.2% of the IV paclitaxel group in treatment-emergent adverse events of interest. For other treatment-emergent adverse events of interest, there was a higher incidence of neutropenia with CTCAE grade ≥ 3 (29.9% vs. 28.1%; with Grade 4 14.8% vs 8.9%) and gastro-intestinal side effects, such as diarrhea with CTCAE grade ≥ 3 (5.3% vs. 1.5%) and vomiting or nausea with CTCAE grade ≥ 3 (6.8% vs. 0.7%), in the Oral Paclitaxel group as compared to the IV paclitaxel group.

Based on data presented at the 2020 SABCS: all grades of neuropathy were observed in 22% of Oral Paclitaxel patients versus 64% of IV paclitaxel patients, and grade 3 neuropathy was observed in 2% of Oral Paclitaxel patients versus 15% of IV paclitaxel patients. Also presented were data on the effect of prophylactic treatments on the incidence and severity of gastrointestinal-related adverse events. After approximately 30% of patients were enrolled, the Phase 3 trial protocol was amended to allow patients randomized to the Oral Paclitaxel arm to receive prophylactic pre-medications for gastrointestinal side effects. Overall gastrointestinal (GI)-related adverse events (AEs) were less frequent in the IV paclitaxel arm. GI-related AEs improved in the Oral Paclitaxel arm following the amendment, as measured by lower incidences of grade 2 vomiting before and after amendment (24% vs. 7%) and grade 2 diarrhea before and after amendment (27% vs. 16%).

On February 26, 2021, we received a CRL from the FDA regarding our NDA for Oral Paclitaxel for the treatment of metastatic breast cancer. The FDA issues a CRL to indicate that the review cycle for an application is complete and that the application is not ready for approval in its present form. In the CRL, the FDA indicated its concern of safety risk to patients in terms of an increase in neutropenia-related sequelae on the Oral Paclitaxel arm compared with the IV paclitaxel arm in the Phase III study. The FDA also expressed concerns regarding the uncertainty over the results of the primary endpoint of objective response rate (ORR) at week 19 conducted by BICR. The agency stated that the BICR reconciliation and re-read process may have introduced unmeasured bias and influence on the BICR. Additionally, the FDA recommended that we conduct a new adequate and well-conducted clinical trial in a patient population with MBC representative of the population in the U.S. The agency determined that additional risk mitigation strategies to improve toxicity, which may involve dose optimization and / or exclusion of patients deemed to be at higher risk of toxicity, are required to support potential approval of the NDA. We are working to consider the appropriate next steps in the development of Oral Paclitaxel. We plan to request a meeting with the FDA to discuss the FDA’s response, engage in a dialogue on the design and scope of a clinical trial to address the agency’s requirements and align on the next steps required to obtain approval.

In the event we continue to pursue Oral Paclitaxel after our meeting with the FDA and ultimately receive regulatory approval from the FDA for MBC, we plan to pursue additional oncology indications where we believe taxanes will remain a foundational treatment and to continue exploring combination therapies.

Angiosarcoma

We have also been developing Oral Paclitaxel for the treatment of angiosarcoma. Angiosarcomas are rare, aggressive and heterogeneous tumors accounting for approximately 2% of all soft tissue sarcomas. Only limited treatment options for advanced disease exist with poor outcomes and low 5-year survival rates.

In the angiosarcoma xenograft model in preclinical studies, oral dosing of Oral Paclitaxel resulted in dose-dependent tumor growth inhibition and subsequent increased survival. Tumor histology revealed that Oral Paclitaxel greatly reduced the formation of cavernous blood-filled neoplastic vessels characteristic of angiosarcoma.

We commenced a study of Oral Paclitaxel monotherapy in the treatment of angiosarcoma in December 2018. At the ASCO 2020 Virtual Scientific Program, we announced interim data from an ongoing Phase 2 clinical trial in which Oral Paclitaxel monotherapy showed encouraging efficacy and tolerability in elderly patients with unresectable cutaneous angiosarcoma, an aggressive malignancy with poor prognosis. The interim results reflect data from 22 evaluable patients out of 26 enrolled patients. The interim data showed a clinical benefit rate (CR+PR+SD) of 100% in 22 evaluable patients who reached their first post treatment efficacy evaluation. All 22 patients experienced reduction in tumor size. Complete responses (CR) were observed in 27.3% of patients (6/22), partial responses (PR) were observed in 22.7% of patients (5/22), and stable disease was observed in 50% of patients (11/22). Oral Paclitaxel has been generally well tolerated in this predominantly elderly population. The study is ongoing.

Other Indications

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

The objective of our ongoing Phase 1 study is to define the MTD of daily Oral Paclitaxel dosing, starting at 200 mg/m2 for three days in a week, in combination with ramucirumab, which will be dosed every other week. In the first part of the study, 17 subjects were enrolled at doses ranging from 200-300 mg/m2. We defined the MTD dose of Oral Paclitaxel as 200 mg/m2 daily for three consecutive days weekly in combination with ramucirumab. Dose limiting toxicities (“DLTs”) included febrile neutropenia, grade 4 neutropenia and grade 3 gastric hemorrhage. The most frequently reported adverse events were vomiting (70%), neutropenia (59%), decreased appetite (53%), nausea (24%) and mucositis (24%). The second part of the study is ongoing.

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

In September 2020, we and Quantum Leap Healthcare Collaborative announced the launch of two new study arms of the I-SPY 2 TRIAL to evaluate Oral Paclitaxel with GSK’s dostarlimab, an investigational antibody binding PD-1, in the neoadjuvant chemotherapy setting. The goal of this study is to evaluate the safety and efficacy of oral paclitaxel plus encequidar with dostarlimab +/- carboplatin in Stage 2/3 HER2- breast cancer patients and plus trastuzumab in HER2+ patients, followed, if needed, by doxorubicin plus cyclophosphamide chemotherapy and surgical resection of breast tissue. The primary objective is to determine whether this regimen increases the probability of pathologic complete response (pCR) over standard neoadjuvant chemotherapy alone for any of the tumor subtypes established at trial entry, and to determine the predictive probability of success in a subsequent Phase 3 trial. The study is ongoing.

Overview of Safety Observations in Oral Paclitaxel Studies

Studies to date have indicated that Oral Paclitaxel does not result in hypersensitivity reactions when given without premedication for hypersensitivity type reactions, in contrast to the premedication requirement for IV paclitaxel, namely steroids and antihistamines. No new toxicity, apart from those typically observed with paclitaxel, was observed. Infusion related reactions, including hypersensitivity type reactions, have not been observed in patients administered Oral Paclitaxel. Additionally, severe toxicities associated with IV administration of paclitaxel, including neuropathy and alopecia, are at a lower incidence and severity for Oral Paclitaxel.

As of December 31, 2020, approximately 14% of patients treated in clinical studies with Oral Paclitaxel experienced SAEs that were considered to be related to the study treatment. The most common were neutropenia in approximately 3.4% of patients and febrile neutropenia in approximately 4.05% of patients; pneumonia in approximately 2.9% of patients; septic shock in approximately 1.6% of patients and sepsis, dehydration in approximately 1% of patients; gastroenteritis, anemia, diarrhea, mucositis, gastrointestinal bleeding, vomiting, nausea and hypokalaemia each in less than one percent of patients. Other serious treatment-related infections were reported in approximately 1.9% of patients. Approximately 2.5% of patients had other treatment-related SAEs (one patient each including rectal bleeding, altered state of consciousness, cardiac arrest, tachycardia, atrial fibrillation, cardiogenic shock, hypotension, pancytopenia, multiorgan failure, renal failure, atrial fibrillation, pleural effusion, supraventricular tachycardia, respiratory failure, hypokalaemia, malnutrition, dyspnoea, cardiac failure, and peripheral sensory neuropathy).

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

In a Phase 1 MTD study (HM-OTE-103), Oral Irinotecan in combination with capecitabine. Oral Irinotecan was administered to twenty-one patients on Days 1 to 5 during a 21-day cycle. Irinotecan doses ranged from 10 to 20 mg/m2 per day, with encequidar in combination with capecitabine at 800-1000 mg/m2 for fourteen days. The MTD of Oral Irinotecan, in combination with capecitabine at the 1000 mg/m2 dose was identified at 15 mg/m2 per day of Oral Irinotecan. In this study of combination of Oral Irinotecan with capecitabine in patients with a variety of solid tumors (mostly GI cancers), 10 out of 18 (56%) patients had either stable disease or a partial response.

Current and Planned Clinical Development

A Phase 1 MTD study is being conducted and is currently ongoing. This study is to determine the MTD of Oral Irinotecan, when given once every three weeks, in subjects with advanced malignancies. We have identified a dosing regimen suitable for Phase 2, and Phase 2 studies are being planned.

Overview of Safety Observations in Oral Irinotecan Studies

In our Oral Irinotecan clinical studies to date, the SAEs observed that were deemed to be at least possibly related to Oral Irinotecan include diarrhea, rash, gastrointestinal hemorrhage, anorexia, vomiting, nausea, enteritis, asthenia, neutropenia, increased alanine aminotransferase, increased aspartate aminotransferase, and C diff infection. As the clinical development program is still in its early stages, we do not yet have meaningful statistics on safety, including adverse events, to report.

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

Current and Planned Clinical Studies

A Phase 1 dose escalation U.S. based trial for Oral Docetaxel in patients with various solid tumors with a starting dose of 35 mg/m2 given once every three weeks is ongoing. Another Phase 1 study to identify the absolute bioavailability of Oral Docetaxel in prostate cancer patients is ongoing in New Zealand. Based on Phase 1 results so far, we believe that we can achieve similar exposure to IV docetaxel with one to three days of dosing every three weeks. Alternative schedules such as weekly or 2 of 3 weeks are also being explored. Phase 2 studies are being planned.

Overview of Safety Observations in Oral Docetaxel Studies

We expect that the overall safety profile of Oral Docetaxel will be similar to that of IV docetaxel, with differences related to the route of administration. As with Oral Paclitaxel, premedication has not been required and hypersensitivity type reactions have not been observed. As of December 31, 2020, in our Oral Docetaxel clinical studies, the SAEs observed that were deemed to at least possibly related to Oral Docetaxel include gastrointestinal toxicity; vomiting, nausea and diarrhea in 1 subject.

Oral Topotecan and Encequidar

Topotecan is a potent anticancer drug under the class of camptothecins that is marketed under the trade name Hycamtin. Topotecan is mainly administered to patients with lung, ovarian and cervical cancer. Clinical activity has been shown in combination with the taxanes, docetaxel and paclitaxel, for the treatment of a variety of tumors, including lung cancer. Topotecan causes dose-limiting toxicities. These side effects mainly include neutropenia, late onset diarrhea, nausea, and vomiting.

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

We expect that the overall safety profile of Oral Topotecan will be similar to that of IV topotecan, with differences related to the route of administration. As the clinical development program is still in its early stages, we do not yet have meaningful statistics on safety, including adverse events, to report.

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

The nonclinical demonstration of a favorable PK profile, with lowered peak plasma concentration and longer duration of the drug within the desired plasma concentration range, suggests the potential for an efficacy and safety profile for Oral Eribulin, similar to what we have observed with Oral Paclitaxel and other Orascovery products. In addition, we have developed a novel and efficient synthetic route for the synthesis of eribulin API which we believe will support our development of this candidate. In October 2018, the FDA allowed our IND application for Oral Eribulin. A Phase 1 study commenced in 2019 to assess the safety, MTD, DLT and absolute bioavailability of Oral Eribulin in subjects with solid tumors. As the clinical development program is still in its early stages, we do not yet have meaningful statistics on safety, including adverse events, to report.

Our Src Kinase Inhibition Platform

Our Src Kinase inhibition platform technology is based on novel small molecule compounds that have multiple mechanisms of action, including the inhibition of the activity of Src Kinase and the inhibition of tubulin polymerization, which may limit the growth or proliferation of cancerous cells. We believe the combination of these mechanisms of action provides a broader range of anti-cancer activity compared to either mechanism of action alone. Our lead product candidate on our Src Kinase inhibition platform is tirbanibulin ointment. Our other clinical candidates in this platform include tirbanibulin oral and KX2-361.

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

In December 2020, we announced that the FDA has approved Klisyri® (tirbanibulin), a microtubule inhibitor, for the topical treatment of AK on the face or scalp. We completed two Phase 3 pivotal studies of tirbanibulin ointment for the treatment of AK, in which both Phase 3 studies achieved their primary endpoint of 100% clearance AK lesions at Day 57 within the face or scalp treatment areas. AK or solar keratosis is a chronic and precancerous skin disease that occurs primarily in areas that have been exposed to ultraviolet (UV) radiation for a long period of time. It is usually found on the face, ears, lips, bald scalp, forearms, the posterior part of the hands, and lower legs. AK is the most common pre-cancerous dermatological condition and is the second most common diagnosis made by dermatologists in the U.S.

An additional indication for psoriasis is being evaluated in a Phase 1 clinical trial led by our out-licensing partner PharmaEssentia. We are also evaluating other indications, which could provide additional potential therapeutic utilities for tirbanibulin ointment and could represent significant potential market expansions beyond AK.

Actinic Keratosis

In December 2020, the FDA has approved Klisyri® (tirbanibulin), a microtubule inhibitor, for the topical treatment of AK on the face or scalp. The FDA approved Klisyri based on data from two pivotal, randomized, double-blind, vehicle-controlled Phase 3 trials (KX01-AK-003 and KX01-AK-004) that evaluated the efficacy and safety of tirbanibulin ointment 1% (10mg/g) in adults with AK of the face or scalp. The studies enrolled a total of 702 patients across 62 sites in the U.S. Enrollment of patients was controlled to achieve a 2:1 ratio of facial: scalp treatment areas. Tirbanibulin ointment 1% (10 mg/g) or vehicle (randomized 1:1) was self-administered to 25 cm2 of the face or scalp encompassing 4-8 typical AK lesions, once daily for 5 consecutive days.

Both Phase 3 trials, KX01-AK-003 and KX01-AK-004, achieved their primary endpoint, which was defined as 100% clearance of the AK lesions at day 57 within the face or scalp treatment areas, each study achieving statistical significance (p<0.0001) on this endpoint. In the KX01-AK-003 study, complete clearance was observed in 44% of the patients treated with tirbanibulin versus 5% for the vehicle treated groups. In the KX01-AK-004 study, complete clearance was observed in 54% of the patients treated with tirbanibulin and 13% for vehicle treated groups. Furthermore, tirbanibulin also achieved the secondary endpoint of partial (≥75%) clearance of lesions in each trial (68% of patients receiving tirbanibulin versus 16% receiving vehicle in KX01-AK-003, and 76% versus 20% respectively in KX01-AK-004). Both results were again highly statistically significant (p<0.0001).

In both trials, patient-reported adverse events were mostly transient mild application-site pruritus and application-site pain. No patients experienced a serious adverse event or discontinuation due to tirbanibulin or vehicle in either clinical trial. Signs of local skin reactions assessed by investigators were mostly mild to moderate erythema, flaking or scaling that peaked at day 8 (maximum mean composite local skin reaction score ≤4.3 out of 18 across both trials) and resolved spontaneously in about 2 weeks.

In March 2020, our partner Almirall announced that the EMA accepted the filing of a European marketing authorization for tirbanibulin ointment for the treatment of AK.

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

We licensed the rights to tirbanibulin to PharmaEssentia for psoriasis and non-malignant skin conditions (excluding AK) in Mainland China, Taiwan, Hong Kong, Macau, Singapore, Malaysia, Japan, and South Korea, as well as the rights for AK in Taiwan. PharmaEssentia is sponsoring this Phase I clinical trial in psoriasis. For additional information, please see “Business—License and Collaboration Agreements—PharmaEssentia License Agreements.”

Tirbanibulin Oral

We are also developing tirbanibulin in an oral formulation. Tirbanibulin oral has been evaluated in several early dose finding studies against both solid and liquid tumors. Initial clinical results indicate activity against both solid and liquid tumors in patients in clinical studies. We are planning further probe studies to focus our evaluation in certain of those indications where activity was observed in early studies and to investigate alternative dosing regimens.

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

We are planning further studies to evaluate targeted cancer indications. Hanmi, who we partnered with on tirbanibulin oral up until August 2018, completed a Phase 1b clinical trial in South Korea, combining escalating continuous once daily doses of tirbanibulin with a standard IV paclitaxel treatment of 80 mg/m2. The study enrolled 23 subjects who received doses of tirbanibulin ranging from 20 through 80 mg/day. The five most frequently reported treatment-related adverse events were neutrophil count decreased (83%), myalgia (61%), decreased appetite (57%), anemia (53%) and peripheral sensory neuropathy (48%).  Six subjects experienced serious adverse events: febrile neutropenia (n=3), and pneumonia, sepsis, fever, and neutrophil count decreased (n=1 each).  There were no CR or PR in this heavily treated Phase 1 population, but 12 subjects had a best response of stable disease.  Dose expansion in part 2 of the study was not conducted.

In our tirbanibulin oral clinical studies to date, the SAEs observed that were deemed to be possibly, likely or definitely related to tirbanibulin oral include allergic reaction, bacteremia, rash, syncope, tremor, dermatitis, neutropenic fever, hyponatremia, hypersensitivity, failure to thrive, lower extremity edema, mucositis, neutropenia, pancytopenia, thrombocytopenia, seizure and motor vehicle accident, embolic stroke, pneumonitis, fever, acute kidney injury, increased bilirubin and albumin levels, decreased blood platelet count, abdominal pain, arm pain, pyrexia, rigors, tachypenea, oxygen desaturation, pneumonia, anemia, elevated ALT and AST, dehydration and leukopenia. As the clinical development program is still in its early stages, we do not yet have meaningful statistics on safety, including adverse events, to report.

KX2-361

KX2-361, formerly known as KX-02, is the second compound we developed using our Src Kinase inhibition platform technology. KX2-361 is a closely related structural analog of tirbanibulin and has been observed to have a similar dual MOA of inhibition of Src activity and microtubule polymerization. Although KX2-361 is an analog of tirbanibulin, it has significantly different physical properties. These properties are designed to allow KX2-361 freely cross the BBB such that the concentration in the brain is equal to, or somewhat greater than, that in the plasma. This trait is uncommon for oncology drugs and highlights the potential for KX2-361 as a novel therapy for unmet medical needs such as brain cancers, including GBM and brain metastases. KX2-361’s multiple MOAs along with its ability to cross the BBB, make it a novel molecule for the treatment of brain tumors. The FDA has granted Orphan Drug Designation to KX2-361 for the treatment of gliomas.

Studies of KX2-361 in preclinical syngeneic mouse GBM models resulted in the complete eradication, without recurrence, of the tumors in an average of approximately 30% of treated mice. KX2-361 produced long-term survival mice, as compared to temozolomide, which extended survival but did not result in any long-term survivors.

In vivo studies in mice have found that the KX2-361 levels in the mouse brain meet or exceed the levels in the plasma at the same time points after oral dosing, indicating that KX2-361 readily crosses the BBB. We believe that this ability to cross the BBB provides a rationale for investigating brain cancers and metastases in the brain as potential therapeutic applications, which are traditionally considered to be an unmet medical need.

KX2-361 is currently in the early stages of clinical development. In our KX2-361 clinical studies to date, the SAEs observed were thromboembolic events, hyperuricemia and pulmonary embolism. As the clinical development program is still in its early stages, we do not yet have meaningful statistics on safety, including adverse events, to report.

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

To date, we and our partners have conducted, or are conducting, clinical trials across sites in the U.S., South Korea, New Zealand, Taiwan, China, U.K, Australia, and various countries in Latin America, including Argentina, Guatemala, Honduras, Chile, Colombia, Ecuador, the Dominican Republic, and Peru.

Commercialization

For Oral Paclitaxel, our strategy has been to develop and, if we receive approval from the FDA, commercialize Oral Paclitaxel in the U.S. by leveraging our Commercial Platform and sales and marketing capabilities established in the U.S. In terms of commercialization planning efforts, we are further developing and executing strategies around marketing, market access, sales, medical affairs, and policy and patient advocacy. Due to the receipt of the CRL for our NDA for Oral Paclitaxel for the treatment of metastatic breast cancer, we are working to consider the appropriate next steps in the development of Oral Paclitaxel. Athenex plans to request a meeting with the FDA to discuss the FDA’s response, engage in a dialogue on the design and scope of a clinical trial to address the agency’s requirements and align on the next steps required to obtain approval.

If Oral Paclitaxel is ultimately approved by the FDA, we intend to establish Oral Paclitaxel as the chemotherapy of choice for patients receiving chemotherapy for MBC. We also intend to explore establishing Oral Paclitaxel in other oncology indications where we believe taxanes will continue to be a foundational treatment and continue to explore combination therapies.

We plan to evaluate marketing options outside of the U.S., including using our internal resources, partnering with others, or out-licensing the product.

For Klisyri® (tirbanibulin) in the treatment of AK, in December 2017, we entered into a license agreement with Almirall, pursuant to which we granted to Almirall an exclusive, sublicensable license of certain of our intellectual property for the development and commercialization of topical products containing tirbanibulin in the U.S. and substantially all European countries. We believe this partnership validates the potential of this candidate and that this partnership is an important step in the development and commercialization of tirbanibulin. On December 15, 2020, we announced that the FDA has approved Klisyri for the topical treatment of AK on the face or scalp. Klisyri is the first FDA approved branded proprietary product for Athenex and was launched in the U.S., led by our partner Almirall on February 18, 2021. Klisyri will be manufactured by Athenex, highlighting the vertically integrated capabilities of the company ranging from a preclinical lead to a developed product for market launch. For additional information, please see “Business—License and Collaboration Agreements—Almirall License Agreement.” We may also partner with third parties or consider using our internal resources to reach other geographic markets.

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

Our Commercial Platform includes our Specialty Pharmaceuticals business and our manufacture and marketing of products subject to Section 503B of the Federal Food, Drug & Cosmetic Act (“FDCA”). Our Specialty Pharmaceuticals business markets specialty pharmaceuticals, including multi-source oncology and other pharmaceutical products which are therapeutically related to our proprietary portfolio. Our 503B product offerings, which include sterile to sterile products and products from sterilized bulk API, support our offerings in the U.S. oncology market.

Using our resources to commercialize products in oncology may create more value for investors than marketing product rights pre-commercialization. We believe commercialization risks can be offset by establishing oncology manufacturing operations (API, Manufacturing, etc.) and commercial operations (Multi-source Oncology, Pharmacy, Hospitals, etc.).

Specialty Pharmaceuticals

Our Specialty Pharmaceuticals business develops and sources products through licensing agreements with various partners, whom we collectively refer to as our Global Partner network. Our team has unique commercial expertise in multisource oncology and injectable products and has developed a number of Global Partners that develop and manufacture multisource products for the U.S. market. This Global Partner network supplies the products we market in the Specialty Pharmaceutical business. We primarily market the products to the acute hospital and oncology clinics in the U.S. oncology market. As of December 31, 2020, Athenex Pharmaceutical Division (“APD”) markets thirty-two products with fifty-eight SKUs. In addition, Athenex Pharma Solutions (“APS”) markets six products with nineteen SKUs as of December 31, 2020.

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

Agreements with Suppliers and Marketing Partners

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

Ingenus Agreements

In September 2020, we entered into an asset purchase and sale agreement with Ingenus Pharmaceuticals, LLC (“Ingenus”) whereby we purchased from Ingenus all of their right, title and interest in and to Glycopyrrolate Injection (“Glycopyrrolate”) in the U.S. for $2 million and pursuant to which Ingenus transferred to us the ANDA for Glycopyrrolate.

In November 2020, we entered into a co-marketing, manufacturing and supply agreement with Ingenus Cyclophosphamide Injection pursuant to which Ingenus will be our exclusive supplier of the product and granted us a license to market and sell the product to acute care group purchasing organizations (GPOs) and their entire memberships as provided by said GPOs, integrated delivery networks (IDNs) and to hospitals within the U.S. for a purchase price of $1 million. Under the agreement, Athenex is entitled to 25% of the net profits from our sales of the product and we are entitled to a marketing allowance. The agreement has a 3-year term, which may be extended if we mutually agree.

In January 2021, we entered into a manufacture and supply agreement with Ingenus for Arsenic Trioxide Injection pursuant to which Ingenus will be our exclusive supplier of the product and granted us a license to market and sell the product to acute care GPOs and their entire memberships as provided by said GPOs, IDNs and to hospitals within the U.S. Under the agreement, we are entitled to 45% of the net profits from our sales of the product and we are entitled to a marketing allowance. The agreement has a 5-year term, which may be extended if we mutually agree.

Customers and Product Distribution

We distribute our products primarily through pharmaceutical wholesalers and, to a lesser extent, specialty distributors that focus on particular therapeutic product categories, for use by a wide variety of end-users, including hospitals, integrated delivery networks and alternative site facilities. For the year ended December 31, 2020, the products we sold through our three largest wholesalers in the U.S., which, accounted for 45%, of our total revenue.

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

Our research group evaluated the purity and potency of some of the largest global suppliers of paclitaxel API. In 2015, we acquired one of these suppliers, Polymed Therapeutics Inc. (“Polymed”) and Chongqing Taihao Pharmaceutical Co. Ltd., or Taihao. Taihao operates a cGMP high potency oncology API plant based in Chongqing, China (“CQ API Facility”) and Polymed is the U.S. marketing entity for Taihao’s API in North America and Europe. Historical production and sales of API by this subsidiary were to third parties. We anticipate a greater share of the manufacturing capacity at the CQ API Facility will be used for the Company’s needs in the future, and, therefore, sales to third parties may decrease. Historically, Polymed sold certain of these API products internationally to mostly large multi-national pharmaceutical companies. However, we have experienced a slowdown of commercial operations at our CQ API Facility. We suspended production in May 2019 based on concerns raised by the DEMC related to the location of our plant. We resumed producing API primarily for the Company’s use in March 2020 in accordance with local regulatory guidance. We continue to produce API at the CQ API Facility for our ongoing clinical studies and commercial launches of our proprietary drugs. However, we can make no assurances that such production at the CQ API Facility will be able to continue to provide sufficient quantities for clinical studies as well as potential commercial launches of our proprietary drugs.

A new API manufacturing facility in Chongqing, China (“New API Facility”) was constructed and commenced operations in January 2021. We expect the facility to expand our API production capabilities to further support our global clinical development needs and ensure the supply of API for commercial launches. We will continue to build out the facility and invest in equipment and expect to incur additional engineering costs. We expect to start producing commercial batches at the New API Facility in the second half of 2021.

In 2014, we sought to obtain better control over our manufacturing of high potency oncology drugs used in global clinical studies, and, in the third quarter of 2014 acquired APS (formerly known as QuaDPharma, LLC), one of our suppliers based in Clarence, New York. The number of our clinical studies has grown since the close of the acquisition. We are standardizing and leveraging the acquired cGMP systems and operating procedures in anticipation of developing multi-cGMP large scale manufacturing plants in both the U.S. and China.

Strategic Public-Private Partnerships

New York State Partnership

In May 2015, we entered into an agreement with Fort Schuyler Management Corporation (FSMC) a not-for-profit corporation affiliated with the State of New York, for a medical technology research, development, innovation and commercialization alliance (the “Alliance Agreement”). Under the agreement, FSMC agreed to pay up to $25.0 million for the construction of our North American headquarters and formulation lab and equipment in Buffalo, New York. We moved into the North American Headquarters in October 2015 and are sub-leasing the space from FSMC for a 10-year term, with an option to extend the term for an additional 10 years. Under the agreement, we are obligated to spend $100.0 million in the Buffalo area over the initial 10-year term of the lease and an additional $100.0 million during the second 10-year term if we elect to extend the lease. We also committed to hiring 250 permanent employees in the Buffalo area within the first 5 years of completion of the project. As of December 31, 2020, we had hired 192 permanent employees in the Buffalo area. In the event we are unable to hire enough employees in the Buffalo area or meet our other obligations under this agreement, FSMC may terminate the agreement and we may have to renegotiate our lease or relocate our North American headquarters.

Under the Alliance Agreement, FSMC also agreed to fund the costs of construction of a new manufacturing facility in Dunkirk, New York that we intend to use for injectable and 503B products and, eventually, our proprietary oncology products for commercial production at this facility. Under the current arrangement, we have selected a general contractor for the project, and we will oversee the development of the facility. Empire State Development (“ESD”), the parent entity of FSMC, is responsible for the costs of construction and all equipment for the facility, up to an aggregate of $200.0 million, plus any additional funds available from the previous $25.0 million grant, and FSMC, not us, will own the facility and equipment. We are entitled to lease the facility and all equipment at a rate of $1.00 per year for an initial 10-year term and for the same rate if we elect to extend the lease for an additional 10-year term. We are responsible for all operating costs and expenses for the facility. In exchange, we have committed to spending $1.52 billion on operational expenses in our first 10-year term in the facility, and an additional $1.5 billion on operational expenses if we elect to extend the lease for a second 10-year term. We also committed to hiring 450 employees at our Dunkirk facility within the first 5 years of operations, including hiring at least 300 new employees within 2.5 years of the Dunkirk facility becoming operational. In September 2017, we entered into a grant disbursement agreement with ESD, whereby the State of New York will grant up to $200.0 million, plus about $8.0 million available from the previous $25.0 million ESD grant, to us in order to fund the construction of the Dunkirk facility. The funds will be deposited in four installments of up to $50.0 million each into an ESD held account. The $50.0 million installment was deposited in the third quarter of 2017 and the remaining $50.0 million installments were made in the first, third, and fourth quarter of 2019. Actual disbursement of such funds occurred as we submitted appropriate documentation verifying that expenditures on the project have been incurred. As of December 31, 2020, the construction was not complete, nor was the lease effective. In addition, in July 2017, we entered into a 20-year payment in-lieu of tax agreement for the construction of the Dunkirk facility with the County of Chautauqua Industrial Development Agency (“CCIDA”), under which we anticipate incurring sales tax exemption savings of approximately $9.1 million during the development of the facility and property tax savings of approximately $78.0 million over 20 years.

In November 2017, we entered into a project agreement with the CCIDA which sets forth the obligations of the parties in relation to the CCIDA’s grant to us of certain sales and use tax exemptions and real property tax exemptions in consideration for our agreement to complete the Dunkirk facility. The project agreement estimates the cost of the Dunkirk project at around $200.0 million. We are obligated to invest no less than $187.2 million in the facility prior to the completion of the project, which sum includes funds committed by the State of New York. The agreement includes commitments to comply with state and local laws in connection with the project.

In December 2017, we entered into an agreement with M+W, U.S., Inc. (now renamed Exyte U.S., Inc.). The agreement, as amended to date, provides that M+W will be responsible for the design and construction of the Dunkirk facility at a cost estimated about $208.0 million. Payments under the December 2017 agreement will be made to M+W over time based upon completion of certain milestones under the agreement, and ESD must approve any payment from the grant funds.

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

China Partnership

In October 2015, we entered into an agreement with CQ, which is wholly owned by the Finance Bureau of Banan district of Chongqing, and is authorized to be responsible for investments, financing, infrastructure construction, operations and management in the Chongqing Maliu Riverside Development Zone. Our agreement with CQ provides for the construction of an API plant and a formulation plant in China. After entering into the agreement, and pursuant to its terms, we established a China-based subsidiary that is responsible for the operations of both facilities in July 2016 and committed to a registration capital requirement of no less than $30.0 million. CQ is responsible for the construction of both facilities according to the U.S. cGMP standards. The land and buildings will be owned by CQ, and we will lease the facilities rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if we are profitable, we will pay a monthly rent of 5 Chinese Renminbi (“RMB”) per square meter of space occupied. We are responsible for the costs of all equipment and technology for the facilities. As of December 31, 2020, the construction of the New API Facility was in the final stage of completion. In January 2021, we accepted the building and the lease became effective. Within six months of our acceptance of the building, we are required to finish equipment installation and testing, and within twelve months, we are required to commence production. We have also committed to achieving certain operational, revenue and tax generation milestones within certain time periods once we commence operations. If we are unable to achieve these milestones, CQ will have the opportunity to terminate the agreement and dispose of the plants in its discretion.

The New API Facility commenced operations in January 2021 and is part of our strategy for vertical integration in order to capture value across the supply chain. We expect the facility will expand our API production capabilities to further support our global clinical development needs and ensure the supply of API for commercial launches.

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

In May 2019, we suspended operations at our existing API plant in Chongqing, or CQ API Facility, based on the concerns raised by the DEMC related to the location of our plant. As a result of the suspension, we were unable to produce commercial batches of API, which has impacted our revenue. We resumed producing API primarily for the Company’s use since March 2020 in accordance with local regulatory guidance. We continue to produce API at the CQ API Facility for our ongoing clinical studies and commercial launches of our proprietary drugs. However, we can make no assurances that such production at the CQ API Facility will be able to continue to provide sufficient quantities for clinical studies as well as commercial launches of our proprietary drugs. We plan to start producing commercial batches at the New API Facility in the second half of 2021.

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

TCR-T License Agreement

In June 2018, we entered into a Share Subscription Agreement with XLifeSc, a subsidiary of Xiangxue, to establish, operate and manage a joint venture named Axis Therapeutics Limited (Axis) to offer certain goods and services worldwide except in China. Axis is owned 45% by XLifeSc and 55% by us.

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

On February 15, 2021, we entered into the Second Amendment to the 2011 PharmaEssentia Agreement for tirbanibulin ointment. The Second Amendment expands the territory to include Japan and South Korea and includes a license to use the intellectual property for additional dermatology indications and skin cancer in the existing territories. Pursuant to this Second Amendment, we will receive an upfront payment of $0.5 million, milestone payments up to $13.0 million associated with the achievement of certain development and sales milestone, as well as royalties on the sale of tirbanibulin ointment in Japan and South Korea. We will supply PharmaEssentia with the licensed products under a supply arrangement for a separate fee.

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

We may be entitled to an aggregate of up to $1.5 million in additional development, regulatory and sales milestone payments. We may be obligated to pay PharmaEssentia an aggregate of $1.0 million in incentives if PharmaEssentia achieves certain milestones within designated timeframes. We will also be eligible to receive tiered royalties in the mid-teens on net sales of each product commercialized by PharmaEssentia utilizing the intellectual property that is the subject of the 2013 PharmaEssentia Agreement. Such royalties will be reduced by 40% when competing generic products have 30% of the market share in the applicable country and will be eliminated entirely when competing generic products have 60% of the market share in the applicable country. Under the November 2018 amendment to the 2013 PharmaEssentia Agreement, we also received an upfront payment of $2.0 million. During 2020, we recognized and received revenue of $1.0 million upon meeting regulatory milestones. We may be entitled to an aggregate of up to $6.5 million in additional development and regulatory milestone payments related to Oral Docetaxel.

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

2019 License Agreement

In December 2019, we entered into an exclusive license agreement with Xiangxue, which we refer to as the 2019 Xiangxue License, in which we granted Xiangxue exclusive rights to develop and commercialize certain licensed products for China, Hong Kong and Macau, including Oral Paclitaxel, Oral Irinotecan, and tirbanibulin ointment for certain indications, including oncological and AK indications, as well as other indications that we and Xiangxue mutually agree to pursue under the 2019 Xiangxue License. The 2019 Xiangxue License contains an option, exercisable by Xiangxue, to license two additional product candidates on terms and conditions to be negotiated separately from the 2019 Xiangxue License. Under the terms and conditions of the 2019 Xiangxue License, we and Xiangxue will be jointly responsible for licensed products in the territory covered by the 2019 Xiangxue License in their permitted fields of use and Xiangxue will be responsible for the commercialization of the licensed products in the territory in their permitted fields of use. Xiangxue agreed to pay us an initial payment of $30.0 million (the “Upfront Payment”), subject to the satisfaction of certain conditions, including the delivery of required regulatory data, which occurred in the first quarter of 2020. The parties further acknowledged certain difficulties Xiangxue has experienced due to the COVID-19 pandemic in making the Upfront Payment. Therefore, in order to facilitate Xiangxue’s payment of the Upfront Payment to us, the parties entered into two letter agreements on March 31, 2020 and June 30, 2020, respectively, to amend certain provisions of the 2019 Xiangxue License. In particular, the parties have agreed that, notwithstanding the provisions of the 2019 Xiangxue License Agreement to the contrary,  Xiangxue shall be entitled to make the Upfront Payment in Chinese Renminbi to Taihao, our wholly owned subsidiary in China, and that Xiangxue shall remit the gross amount of the Upfront Payment to Taihao with Athenex bearing the responsibility for indirect taxes in connection with license payments made under the 2019 Xiangxue License Agreement rather than Xiangxue. We received the final balance due on the upfront payment of $30.0 million in the third quarter of 2020. In the third quarter of 2020, we recognized revenue for a $10.0 million milestone fee from Xiangxue upon meeting the first regulatory milestone under the 2019 Xiangxue License, and as of February 28, 2021 we received $1.5 million. Consequently, the Company decided to record a provision for the outstanding balance of $8.5 million and $0.4 million related to currency conversion in our financial statements for the three months and year ended December 31, 2020, respectively. We have not yet taken legal action against Xiangxue to enforce the provisions of the 2019 Xiangxue License, but we may exercise all rights and remedies available to us under the terms of the 2019 Xiangxue License and applicable law at any time. We may be eligible to receive future additional payments up to $140.0 million in the event defined regulatory and sales milestones are achieved, a payment of $20.0 million in the event of a change of control or assignment of rights involving Xiangxue (as further defined and subject to the conditions set forth in the 2019 Xiangxue License), and to receive tiered royalties at rates ranging from the low teens to low twenties based on annual net sales of the licensed products in the territory covered by the 2019 Xiangxue License and a percentage of sublicensing revenue. The 2019 Xiangxue License will continue until Xiangxue has no payment obligations under the 2019 Xiangxue License, unless terminated earlier in accordance with the terms of the 2019 Xiangxue License. The 2019 Xiangxue License may be terminated in its entirety upon the mutual agreement of the parties, by Xiangxue for convenience upon requisite notice, or by either party for material breach as set forth in the 2019 Xiangxue License. The 2019 Xiangxue License also will be terminated with respect to any licensed product for Xiangxue’s failure to meet agreed upon regulatory milestones with respect to such 2019 Licensed Product.

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

Oral administration: Taxol, Abraxane, Cynviloq, Camptosar, Onivyde, Taxotere and Hycamtin;

Src Kinase inhibitors: Picato and Temodar.

From the inception of Athenex, we have recognized the value of oral chemotherapies, and as a result of the COVID-19 pandemic, there has been increasing interest and demand in both the medical and patient communities for oral therapy options. In 2020, the NCCN issued guidance to support cancer patients and healthcare provider safety. This guidance encouraged switching patients from infusion-based therapies to oral oncolytics, where an oral formulation is available for the same active compound. In addition, we believe there is a significant commercial opportunity in the oral chemotherapy market that allows for several competitors. Based on where paclitaxel is currently being used or is the standard of care, there are opportunities beyond the initial label in MBC that we are pursuing with Oral Paclitaxel, such as in early stage breast cancer, ovarian cancer, lung cancer and gastric cancer. There are also emerging opportunities with important modalities like immunotherapies or targeted therapies. There are other companies working to develop oral therapies in the field of oncology, targeting various tumor types, and these companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes.

Many of the companies, either alone or with strategic partners, against which we are competing or against which we may compete in the future have significantly greater financial, technical and human resources, and clinical, regulatory, commercialization and manufacturing capabilities than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies, acquiring technologies complementary to, or necessary for, our programs and for sales in the API business. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our products’ entry. We believe the factors determining the success of our programs will be the efficacy, safety and convenience of our product candidates and our access to supply of API.

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions, products and product candidates, methods of manufacture, methods of using our products and product candidates, and improvements thereof that are commercially important to our business. We protect our proprietary intellectual property position by, among others, filing patent applications in the U.S. and in jurisdictions outside of the U.S. covering our proprietary technologies, inventions, products and product candidates, methods, and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing innovation, and licensing opportunities to develop, strengthen and maintain our proprietary intellectual property position. As of January 25, 2021, we owned approximately 200 granted patents and over 80 pending patent applications, including six allowed patent applications worldwide. In addition, we have in-licensed patents and patent applications relating to our Orascovery platform technology from Hanmi. In our Orascovery platform, the lead compound is covered as composition-of-matter in granted patents in the U.S. and other territories, such as China and Europe. These patents will expire in October 2023 or 2024, excluding any potential patent term adjustments and/or patent term extensions that may be available. The lead compounds in our Src Kinase inhibition platform are covered as composition-of-matter in granted patents in the US and other territories, including China and Europe. These patents will begin to expire in December 2025, excluding any potential patent term adjustments and/or patent term extensions that may be available. As of January 25, 2021, we have in-licensed patents and technologies in relation to our TCR T-cell therapy.  Some of these patents will expire in 2034, excluding any potential patent term adjustments and/or patent term extensions that may be available. We have in-licensed a patent relating to the site-directed PEGylation of arginases and their use as anti-cancer and anti-viral therapies granted in the U.S. and other territories, such as China and Europe. This patent will expire in March 2030, excluding any potential patent term adjustments and/or patent term extensions that may be available. A PCT application has entered national phases in the U.S. and other territories, such as China and Europe covering the compositions and methods for amino acid depletion therapy.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. In the U.S., the term of a patent may be lengthened by patent term adjustment to compensate the patentee for administrative delays by the U.S. Patent and Trade Office (USPTO) in examining and granting the patent or may be shortened if the patent is terminally disclaimed over an earlier-filed patent. In addition, a patent term may be extended to restore a portion of the term effectively lost as a result of FDA regulatory review. However, the restoration period cannot be longer than five years and cannot extend the remaining term of a patent beyond a total of fourteen years from the date of FDA approval, and only one patent applicable to an approved drug may be extended. Similar extensions as compensation for regulatory delays are available in Europe and other jurisdictions. We intend to seek patent term extensions where these are available. However, there is no guarantee that the applicable authorities, including the FDA in the U.S., will agree with our assessment of whether such extensions should be granted, and we cannot predict the length of the extensions even if they are granted. The actual protection afforded by a patent varies on a claim-by-claim basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. For a granted patent to remain in force most countries require the payment of annuities or maintenance fees, either yearly or at certain intervals during the term of a patent. If an annuity or maintenance fee is not paid, the patent may lapse irrevocably.

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

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, approval, quality control, labeling, packaging, promotion, storage, advertising, distribution, post-approval monitoring, marketing and export and import of products such as those we are developing. In order to be lawfully marketed in the U.S., our therapeutic drug candidates and compounded products must comply with either Section 503B (outsourcing facility) or Section 505 (new drug approval) of the FDCA as applicable, and they will be subject to similar premarket requirements in other countries. The process of obtaining regulatory approvals and ensuring compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

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

The outcome of human clinical trials is inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed or may not be completed at all. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

During the development of a new product candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before an NDA application is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trials that they believe will support the approval of the new therapeutic. A sponsor may request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began.

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

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. An NDA must also contain data to assess the safety and effectiveness of the product for the claimed indication in all relevant pediatric populations. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each prescription drug. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation or where the applicant is a small business submitting its first human therapeutic application for review. Product candidates that are designated as orphan drugs are also not subject to user fees unless the application contains an indication other than an orphan indication.

Within sixty days following submission of an NDA, FDA reviews the application to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to accept any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA has agreed to certain performance goals in the review of NDAs. FDA seeks to review NDAs for standard review products that are not new molecular entities, or NMEs, within ten months of the date the NDA is submitted, while FDA seeks to review NDAs for standard review NMEs within ten months of the date FDA files the NDA.  FDA seeks to review NDAs for priority review products that are not NMEs within six months of the date the NDA is submitted, while FDA seeks to review NDAs for priority review NMEs within six months of the date FDA files the NDA. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA does not satisfy its regulatory criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than the applicant. If the agency decides not to approve the NDA in its then present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the NDA identified by the FDA, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant must either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or appeal the decision.

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

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, accelerated approval and breakthrough therapy designation, which are intended to expedite or simplify the process for reviewing therapeutic candidates, or provide for the approval of a product candidate on the basis of a surrogate endpoint. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or that the time period for FDA review or approval will be lengthened. Generally, therapeutic candidates that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of therapeutic candidates to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give therapeutic candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months of the date that FDA files the NDA as compared to a standard review time of ten months of the date that FDA files the NDA.

Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated product candidate and expedite review of the application for a product candidate designated for priority review. Accelerated approval, which is described in Subpart H of 21 CFR Part 314, provides for an earlier approval for a new product candidate that is (1) intended to treat a serious or life-threatening disease or condition; (2) generally provides a meaningful advantage over available therapies and (3) demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, and is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA will require that a sponsor of a product candidate receiving accelerated approval perform post-marketing studies to verify and describe the predicted effect on IMM or other clinical endpoint. The product may be subject to accelerated withdrawal procedures under certain circumstances.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to therapeutic candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects either (1) fewer than 200,000 individuals in the U.S., or (2) more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a product candidate for this type of disease or condition will be recovered from sales in the U.S. for that product candidate. Orphan Drug Designation must be requested before submitting an NDA. We have received Orphan Drug Designation for KX-361 for the treatment of gliomas and Oral Paclitaxel for the treatment of angiosarcomas. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Therapeutic manufacturers and other entities involved in the manufacturing of approved therapeutic products are required to register their establishments with the FDA and obtain licenses in certain states and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record-keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations would also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers used. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Regulation of Outsourcing Facilities

Pharmaceutical drug compounding is a practice in which a licensed pharmacist, a licensed physician, or in the case of an outsourcing facility, a person under the direct supervision of a licensed pharmacist, combines, mixes, or alters ingredients of a drug to create a medication. We are engaged in the compounding of sterile drugs as an outsourcing facility registered with FDA under FDCA Section 503B. Title I of the Drug Quality and Security Act, the Compounding Quality Act, or CQA, allows a facility that compounds sterile drugs to register with FDA as an outsourcing facility. Once registered (which includes payment of an annual fee, among other requirements), an outsourcing facility must meet certain conditions in order to be statutorily exempt from the FDCA’s new drug approval requirements, the requirement to label products with adequate directions for use, and certain product tracing and serialization requirements. Under the CQA, a drug must be lawfully compounded in compliance with the provisions set forth in Section 503B including FDA’s cGMP regulations and related cGMP guidance for outsourcing facilities in order to remain eligible for the statutory exemptions. The outsourcing facility must also bi-annually report specific information about the products that it compounds, including a list of all of the products it compounded during the previous six months pursuant to Section 503B(b)(2). The source of any bulk substance active ingredient used in compounding must be a Section 510-registered manufacturer, and the substances must be accompanied by a Certificate of Analysis. If the outsourcing facility compounds using bulk drug substances, the bulk drug substances must either appear on FDA’s “interim” Category 1 list of bulk substances that may be used in compounding under Section 503B, which are bulk drug substances for which FDA has determined there is a clinical need for use in compounding. Drugs may also be compounded if an FDA-approved drug product appears on FDA’s published drug shortage list.

FDA has not yet finalized its list of bulk drug substances for which there is a clinical need.  Provided certain conditions are met, FDA will exercise enforcement discretion concerning interim Category 1 substances pending evaluation of the substances for inclusion on FDA’s final list of bulk drug substances for which there is a clinical need.

In addition, an outsourcing facility must meet other conditions described in the CQA, including reporting adverse events pursuant to Section 503B(b)(5) of the FDCA, and labeling its compounded products with certain information pursuant to Section 503B(a)(10). Outsourcing facilities are prohibited from transferring or otherwise selling compounded drugs through a wholesale distributor, or from compounding drugs that are essentially copies of commercially available, FDA-approved drugs. Outsourcing facilities are subject to FDA inspection, and FDA conducts inspections on a risk-based frequency under Section 503B(b)(4).

Pharmaceutical Coverage, Reimbursement and Pricing

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval or compound. In the U.S., sales of any products for which we may compound or receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include managed care providers, private health insurers and other organizations as well as government payors such as Medicare, Medicaid, TRICARE and the Department of Veterans Affairs.

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

Government Programs

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. The Centers for Medicare & Medicaid Services (“CMS”) administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is the greater of 23.1% of the average manufacturer price (“AMP”) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. For non-innovator products, generally generic drugs marketed under approved abbreviated new drug applications, the basic rebate amount is 13% of the AMP for the quarter. Non-innovator products are also subject to an additional rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non-innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013).

The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain safety net healthcare providers no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers are required to report pricing information to the Health Resources and Services Administration (“HRSA”) on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.

Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The pricing information submitted by manufacturers is the basis for reimbursement to physicians and suppliers for drugs covered under Medicare Part B. As with the Medicaid drug rebate program, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries have a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare does not cover their prescription drug costs, known as the coverage gap. However, by 2020, Medicare Part D beneficiaries will pay 25% of drug costs after they reach the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap. The cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of a drug approved under an NDA is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D.

Federal Contracting/Pricing Requirements

Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs, available to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the Department of Veterans Affairs, the Department of Defense (“DoD”), the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for federal funding to be available for reimbursement or purchase of the manufacturer’s drugs under certain federal programs. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price (“FCP”), which is at least 24% below the Non-Federal Average Manufacturer Price (“Non-FAMP”) for the prior year. The Non-FAMP is the average price for covered drugs sold to wholesalers or other middlemen, net of any price reductions.

The accuracy of a manufacturer’s reported Non-FAMPs, FCPs, or FSS contract prices may be audited by the government. Among the remedies available to the government for inaccuracies is recoupment of any overcharges to the four specified federal agencies based on those inaccuracies. If a manufacturer were found to have knowingly reported false prices, in addition to other penalties available to the government, the law provides for civil monetary penalties of $100,000 per incorrect item. Finally, manufacturers are required to disclose in FSS contract proposals all commercial pricing that is equal to or less than the proposed FSS pricing, and subsequent to award of an FSS contract, manufacturers are required to monitor certain commercial price reductions and extend commensurate price reductions to the government, under the terms of the FSS contract Price Reductions Clause. Among the remedies available to the government for any failure to properly disclose commercial pricing and/or to extend FSS contract price reductions is recoupment of any FSS overcharges that may result from such omissions.

Tricare Retail Pharmacy Network Program

The DoD provides pharmacy benefits to current and retired military service members and their families through the Tricare healthcare program. When a Tricare beneficiary obtains a prescription drug through a retail pharmacy, the DoD reimburses the pharmacy at the retail price for the drug rather than procuring it from the manufacturer at the discounted FCP discussed above. In order for the DoD to realize discounted prices for covered drugs (generally drugs approved under NDAs), federal law requires manufacturers to pay refunds on utilization of their covered drugs sold to Tricare beneficiaries through retail pharmacies in DoD’s Tricare network. These refunds are generally the difference between the Non-FAMP and the FCP and are due on a quarterly basis. Absent an agreement from the manufacturer to provide such refunds, DoD will designate the manufacturer’s products as Tier 3 (non-formulary) and require that beneficiaries obtain prior authorization in order for the products to be dispensed at a Tricare retail network pharmacy. However, refunds are due whether or not the manufacturer has entered into such an agreement.

Branded Pharmaceutical Fee

A branded pharmaceutical fee is imposed on manufacturers and importers of branded prescription drugs, generally drugs approved under NDAs. The fee is $2.8 billion in 2019 and subsequent years. This annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to or utilization by certain U.S. government programs during the preceding calendar year. The fee is not deductible for U.S. federal income tax purposes. Utilization of generic drugs, generally drugs approved under ANDAs, is not included in a manufacturer’s sales used to calculate its portion of the fee.

The ACA

Effective in 2010, the Affordable Care Act (“ACA”) made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits. CMS will expand Medicaid rebate liability to the territories of the U.S. as well, beginning in 2022, if the territories elect to enroll in the Medicaid Drug Rebate Program. In addition, the ACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by CMS may also provide for the public availability of pharmacy acquisition cost data, which could influence our decisions related to setting product prices and offering related discounts.

With regard to the 340B program, effective in 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing; although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication.

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

•

The Center for Medicare & Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

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

•

the federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA, that require manufacturers of certain drugs and biologics to track and report payments and other transfers of value they make to U.S. physicians and teaching hospitals (as well as physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives effective January 1, 2022), as well as physician ownership and investment interests in the manufacturer, and that such information is subsequently made publicly available in a searchable format on a CMS website;

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

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of products regulated by the FDA or other government agencies. In addition to new legislation, FDA and healthcare fraud and abuse and coverage and reimbursement regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. Most recently, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. There is still uncertainty with respect to the impact this legislation will have on the ACA because a decision regarding the constitutionality of the ACA after the repeal of the individual mandate was ultimately appealed to the U.S. Supreme Court. On November 10, 2020, oral arguments were heard in this case.  It is unclear when a decision will be made. Additional reforms by the incoming administration could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

China Government Regulation

In the People’s Republic of China (“PRC” or “China”), we operate in an increasingly complex legal and regulatory environment. We are subject to a variety of Chinese laws, rules and regulations affecting many aspects of our business. This section summarizes the principal Chinese laws, rules and regulations relevant to our business and operations.

Foreign Investment in Pharmaceutical Industry

Foreign investment in China was previously subject to the Catalogue for the Guidance of Foreign Investment Industries (2017 Revision) issued and effective beginning July 28, 2017, and the Special Administrative Measures for the Access of Foreign Investment (2018 Revision)  (“Negative List”) issued and effective beginning July 28, 2018, which together comprised the encouraged foreign-invested industries catalogue and the special administrative measures for the access of foreign investments to the restricted or the prohibited foreign-invested industries. The latter set out restrictions such as percentage of shareholding and qualifications of senior management. The Catalogue of Industries in which Foreign Investment is Encouraged, and the Negative List are revised yearly, and the most updated revisions were issued on December 27, 2020 (the “2020 Catalogue”) and came into effect on January 27, 2021. The most updated Negative List was issued on June 23, 2020 (the “2020 Negative List”) and took effect on July 23, 2020, which further reduced restrictions on foreign investment. The manufacturing and production of new anti-cancer drugs, new cardiovascular medicine and new nervous system drugs all fall within the field of industries in which foreign investment is encouraged in the 2020 Catalogue.

General Regulations on China Drug Administration

The pharmaceuticals industry in China is mainly regulated and administrated by the State Administration for Market Regulation, the National Health Commission (NHC) and the Bureau of National Health Care. Pursuant to the Decision of the First Session of the Thirteenth National People’s Congress on the State Council of the PRC (the “State Council”) Institutional Reform Proposal promulgated by the Chinese National Congress on March 17, 2018, (1) the State Administration for Market Regulation was established; and the China Food and Drug Administration (CFDA) ceased to exist, while the NMPA was established as a department under the State Administration for Market Regulation; (2) the National Health and Family Planning Commission shall cease to exist, while the NHC shall be established as a department under the State Council, incorporating duties of supervision and management which had been assigned to relevant departments and (3) the Bureau of National Health Care shall be established as a bureau directly subordinate to the State Council.

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

Good Laboratories Practice Certification for Preclinical Research

To improve the quality of preclinical research, the NMPA promulgated the Administrative Measures for Good Laboratories Practice of Preclinical Laboratory in 2003, which was revised in 2020, and began to conduct the certification program of GLP. Under the Administrative Provisions on Drug Clinical Test Units, promulgated in November 29, 2019, which replaced the Certifying Measures for Clinical Test Units, or NMPA Circular 44, promulgated in February 2004, the NMPA decides whether an institution is qualified for undertaking pharmaceutical preclinical research upon the evaluation of the institution’s organizational administration, its research personnel, its equipment and facilities and its operation and management of preclinical pharmaceutical projects. If all requirements are met, a GLP Certification will be issued by the NMPA, and the result will be published on the NMPA’s website. According to the newly revised Chinese Drug Administration Law, drug clinical trial institutions shall complete filing with NMPA (approval by NMPA is no longer required). Accordingly, NMPA promulgated the Filing Measures for Drug Clinical Trial Institutions on November 29, 2019, which provides details of the filing procedures and requirements.

Approval for Clinical Trials and Production of New Drugs

According to the Provisions for Drug Registration promulgated by the NMPA in 2007 and revised in January 2020, the Chinese Drug Administration Law, the Provisions on the Administration of Special Examination and Approval of Registration of New Drugs, or the Special Examination and Approval Provisions issued by the NMPA in 2009 and the Circular on Information Publish Platform for Pharmaceutical Clinical Trials issued by the NMPA in 2013, we must comply with the following procedures and obtain several approvals for clinical trials and production of new drugs.

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

Animal Test Permits

According to Regulations for the Administration of Affairs Concerning Experimental Animals promulgated by the State Science and Technology Commission in November 1988, as revised in January 2011, July 2013, and March 2017, and Administrative Measures on the Certificate for Animal Experimentation promulgated by the State Science and Technology Commission and other regulatory authorities in December 2001, performing experimentation on animals requires a Certificate for Use of Laboratory Animals. Applicants must satisfy the following conditions:

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

Also, in February 2016, the NMPA published the Opinions on Implementing a Prioritized Review System to Avoid Drug Review Backlogs, which introduces a prioritized review and approval pathway to clinical trial applications and registration applications of certain drugs as part of NMPA’s ongoing reform of its current drug review and approval system.

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

In December 2017, the NMPA innovations promulgated the Opinions on Encouraging the Prioritized Evaluation and Approval for Drug, which abolished the Opinions on Implementing a Prioritized Review System to Avoid Drug Review Backlogs. The NMPA would prioritize the examination and approval on applications of new drugs in particular cases, including (1) applications of new drugs with significant clinical value satisfying particular conditions; (2) applications of new drugs with significant clinical advantages preventing or treating particular diseases and (3) other particular conditions.

According to the Announcement on Optimizing the Evaluation and Approval of Drug Registration promulgated by the NMPA and the NHC in May 2018, the Chinese government seeks to further simplify and accelerated the clinical trial approval process.

On July 7, 2020, the NMPA promulgated the Announcement on Promulgating Three Documents Including the Working Procedures for the Evaluation of Breakthrough Therapy Designation Drugs (for Trial Implementation), which abolished the Opinions on Encouraging the Prioritized Evaluation and Approval for Drug, and stipulates that sponsors of innovative drug candidates which exhibit clinical benefits for the treatment of life-threatening or other serious conditions for which there is no existing effective prevention and treatment method, or compared with existing treatment methods that have sufficient evidence to show that they have obvious clinical advantages, then any applicant can apply for breakthrough therapeutic drug programs during Phase I and II clinical trials for such drug candidates.

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

The EIT Law and its implementation rules provide that a withholding tax at the rate of 10% is applicable to dividends and other distributions payable by a Chinese resident enterprise to investors who are “non-resident enterprises” (that do not have an establishment or place of business in China, or that have such establishment or place of business but the relevant dividend or other distribution is not effectively connected with the establishment or place of business). However, pursuant to the Arrangement between the Mainland and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income effective on December 8, 2006, the withholding tax rate for dividends paid by a Chinese resident enterprise is 5% if the Hong Kong enterprise owns at least 25% of the capital of the Chinese enterprise; otherwise, the dividend withholding tax rate is 10%. According to the Notice of the Chinese State Administration of Taxation on Issues relating to the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009 and effective on the same day, the corporate recipient of dividends distributed by Chinese enterprises must satisfy the direct ownership thresholds at all times during the twelve consecutive months preceding the receipt of the dividends. The Chinese State Administration of Taxation issued the Notice on How to Understand and Identify the Owner of Benefits in the China-HK Tax Agreement on October 27, 2009. Pursuant to these regulations and the Administrative Measures for Treaty Treatment for Non-Resident Taxpayers promulgated by the Chinese State Administration of Taxation in October 2019 and effective from January 1, 2020, non-resident enterprises are required to file information sheets to the competent tax authorities in order to enjoy the favorable treatments under the treaties. However, the relevant tax authorities may check and verify at their discretion, and if a company is deemed to be a pass-through entity rather than a qualified owner of benefits, it cannot enjoy the favorable tax treatments provided in the tax arrangement. In addition, if transactions or arrangements are deemed by the relevant tax authorities to be entered into mainly for the purpose of enjoying favorable tax treatments under the tax arrangement, such favorable tax treatments may be subject to adjustment by the relevant tax authorities in the future.

Pursuant to the Announcement on Continuation of Enterprise Income Tax Policies for Extensive Development in the Western Region issued by the Ministry of Finance, the General Administration of Customs, and the State Administration of Taxation  and effective from January 1, 2021, which replaced the Notice on the Relevant Tax Policies for the Implementation of the Strategy of Extensive Development of the Western Regions, under which from January 1, 2021 to December 31, 2030, a reduced enterprise income tax rate of 15% is applicable to the enterprises set up in the western regions as designated by the relevant Chinese regulations with their main business in the encouraged industries. The encouraged industries are those listed in the Catalog of Encouraged Industries in the Western Regions as promulgated by NDRC. To qualify for the reduced tax rate, an enterprise must derive 60% or more of its revenue from the business listed in the Catalog of Encouraged Industries in the Western Regions.

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

Regulations Relating to Environmental Protection

China has adopted extensive environmental laws and regulations with national and local standards for emissions control, discharge of wastewater and storage and transportation, treatment and disposal of waste materials. At the national level, the relevant environmental protection laws and regulations include the Chinese Environmental Protection Law, the Chinese Law on the Prevention and Control of Air Pollution, the Chinese Law on the Prevention and Control of Water Pollution, the Chinese Law on the Promotion of Clean Production, the Chinese Law on the Prevention and Control of Noise Pollution, the Chinese Law on the Prevention and Control of Solid Waste Pollution, the Chinese Recycling Economy Promotion Law, the Chinese Law on Environmental Impact Assessment, the Administrative Regulations on the Levy and Use of Discharge Fees and the Measures for the Administration of the Charging Rates for Pollutant Discharge Fees. In recent years, the Chinese Government has introduced a series of new policies designed to generally promote the protection of the environment. For instance, on November 10, 2016, the General Office of the State Council has released the Implementing Plan for the Permit System for Controlling the Discharge of Pollutants (Plan). The Plan proposes the need of instituting a system for enterprises and public institutions to control their respective total amount of pollutants discharged, which shall be connected with the environmental impact assessment system organically. The Plan also stipulates that it is necessary to regulate the orderly issuance of pollutant discharge permits, to make a name list to manage the permission of pollutant discharge, to promote the administration of such permission system per industry and to impose severer administration and control over enterprises and public institutions located at such places where environment quality fails to reach relevant standards. Furthermore, the Plan requires that a national pollutant discharge permit management information platform shall be established by 2017 to strengthen the information disclosure and social supervision.

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

Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the People’s Bank of China on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which Chinese citizens participate require approval from SAFE or its authorized branch. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, commonly known as SAFE Circular 7, or Share Option Rules, issued by the SAFE on February 15, 2012, Chinese residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (1) register with the SAFE or its local branches; (2) retain a qualified Chinese agent, which may be a Chinese subsidiary of the overseas listed company or another qualified institution selected by the Chinese subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants and (3) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers. We have made and will continue to make efforts to comply with these requirements since the completion of our initial public offering in June 2017.

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

Human Capital

As of December 31, 2020, we had 593 full-time employees and 12 part-time employees. Of these, 244 are engaged in full-time research and development and laboratory operations, 203 are engaged in manufacturing activities and 146 are engaged in full-time selling, general and administrative functions.

As of December 31, 2020, 49% of our personnel were located in the U.S., 42% were located in Asia, 8% were located in Latin America, and 1% in Europe. We have also engaged and may continue to engage independent consultants and contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any employment related work stoppages, and we consider our relations with our employees to be good.

Supporting our people is a fundamental value for Athenex. We believe the Company’s success depends on its ability to attract, develop and retain key personnel. We monitor our compensation and total reward programs closely and provide a competitive mix of compensation and benefits for all employees.  This includes competitive salaries, bonus opportunities for approximately one-third of our employees, and long-term incentives in the form of stock options and other equity types for nearly one-half of our employees. Benefits include opportunities for 401(k) matches, insurance covering health, dental and life, and HSA contributions.

Because of our global presence with locations and employees around the world, Athenex maintains a rich diverse culture. We believe this diversity is an asset and with the skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We believe in a culture of equity, diversity and inclusion. We are also committed to advancing safe and respectful work environments. We recognize and value that our employees can make important contributions to our business based on their individual talents, backgrounds, and expertise, allowing everyone to thrive personally and professionally. We strive for a diverse workforce at every level of the company and its board of directors.

Health and safety in the workplace for our employees and personnel has been of primary importance, particularly with the many issues surrounding COVID-19.  The COVID-19 pandemic has underscored the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the Centers for Disease Control and Prevention to protect its workforce so that its workforce can more safely and effectively perform their work. We have invested in systems and technology to allow many employees the ability to work remotely. We have implemented wellness checks for employees including officers and board members. We did not lay off or furlough our work force in response to the COVID-19 pandemic.

Financial Information

We manage our operations and allocate resources in line with our three distinct reportable segments. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2020, 2019, and 2018 and our total assets as of December 31, 2020 and 2019, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

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

As a result of the COVID-19 pandemic, we experienced disruptions in production at our CQ API Facility during 2020, and in line with the industry overall, slowed enrollment as well as suspensions of ongoing clinical trials for our earlier stage product candidates, which continued through the fourth quarter of 2020, and disruptions related to our Chairman and Chief Executive Officer falling ill with COVID-19 in January 2021. The future extent of the impact of the COVID-19 pandemic on our business and operations is largely unknown and the situation is fluid. The extent to which our business and operations may be impacted by the pandemic will depend on a number of factors, including (i) the ultimate spread and severity of the outbreaks in the U.S. and globally, (ii) the existence of additional waves of outbreak as containment measures are lifted, (iii) the scope, duration and impact of containment measures on individuals and businesses, and (iv) the timing to market and relative availability of testing and treatment options for COVID-19. If the pandemic worsens or we experience additional waves of outbreak on a local, national or global scale, we may experience a multitude of additional disruptions that could severely impact our business, operations, clinical development activities and planned clinical trials, including without limitation, the following:

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

As a result of COVID-19, we have experienced difficulties in collecting certain license agreement receivables. For instance, we have experienced significant delays in the receipt of payments due from a license partner – see Part 1, Item 2, “Management Discussion and Analysis,” under the heading “Recent business updates and COVID-19 related measures” for further information.  If any of these difficulties persist for one or more of our partnerships, we may need to declare a default and terminate a license arrangement, which could delay or impair our ability to develop and commercialize the product candidates in the territories covered by the license agreement. In addition, we may seek replacement partnerships to develop and commercialize these product candidates in the territories covered by the terminated arrangement, the negotiation and entry into which may impact our development timelines and otherwise be on terms less favorable compared to existing contractual terms. This could in turn have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront costs and expenses and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. Since our formation, the company has relied on a combination of public and private securities offerings, public-private partnerships, the issuance of convertible notes and public grants to fund our operations. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We have not generated substantial revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we incurred losses in 2020, 2019 and 2018. For the years ended December 31, 2020, 2019 and 2018, we reported net losses of $148.4 million, $125.5 million and $128.7 million, respectively, and had an accumulated deficit of $713.6 million as of December 31, 2020. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our drug candidates, and begin to commercialize approved drugs, including Klisyri (tirbanibulin). Typically, it takes many years to develop a new drug before it is available for treating patients. In addition to our recent receipt of a CRL regarding the NDA for Oral Paclitaxel, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, our ability to generate revenue and the timing and amount of milestones, payments due pursuant to our financing arrangements, and other required payments to third parties in connection with our potential future arrangements with third parties. If any of our drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect our research and development expenses to continue to be significant in connection with our continued investment in our drug candidates and our ongoing and planned clinical trials for our drug candidates. Furthermore, as we obtain regulatory approval for our drug candidates, we expect to incur increased selling, general and administrative expenses. In addition, as a public company, we incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future. These losses have had and will continue to have a material adverse effect on our stockholders’ equity, financial position, cash flows and working capital.

Our financial results are subject to volatility related to our revenue and expenses, and despite beginning to generate revenue from product sales, we have not yet been profitable and may never become profitable.

Our financial results are subject to volatility based on a number of factors, including the timing of milestone licensing fees that we receive or are required to pay, the amount and timing of our debt repayment obligations, the change in product types sold by APD and APS and whether those products are in high demand, our ability to predict the products in high demand in the market, competition in the market for generic drugs. As we currently only have commercialized our API products and recently received approval to commercialize Klisyri, our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of, and obtain the necessary regulatory approvals for, our proprietary drug candidates, including Oral Paclitaxel and Oral Docetaxel, and specialty products, such as medical testing kits. Our product sales of API totaled $3.6 million, $12.7 million and $18.0 million in the years ended December 31, 2020, 2019 and 2018, respectively. Our specialty products launched in March 2017 and sales totaled $89.6 million, $50.4 million, and $30.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. We have an existing API manufacturing facility in Chongqing, China, where operations were suspended as a result of the COVID-19 outbreak in China but resumed producing API primarily for the Company’s use in March 2020 in accordance with local regulatory guidance. Our revenue and gross margins are also subject to fluctuation due to changes in product mix and the expenses we incur to continue our research and development and commercialization efforts.

We expect to continue to incur substantial losses through the projected development and commercialization of our drug candidates. Other than Klisyri, which received FDA approval for commercialization in December 2020, none of our proprietary drug candidates have been approved for marketing in the U.S., China or any other jurisdiction, and they may never receive such approval. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our proprietary drug candidates, obtain necessary regulatory approvals, and have our proprietary drugs manufactured and successfully marketed.

Even as we receive regulatory approval of our proprietary drug candidates for commercial sale, we do not know when they will generate revenue, if at all. Our ability to generate revenue from product sales of our drug candidates depends on a number of factors, including our ability to:

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

In addition, because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by the FDA, NMPA, or regulatory authorities in other jurisdictions to perform studies in addition to those that we currently anticipate. Even as our proprietary drug candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of these drugs. In the case of Klisyri, our only approved drug product, we are exclusively dependent on the marketing and sales efforts of our partners to generate revenue, particularly Almirall, which holds the commercialization rights to the U.S. and European markets.

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

To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, public-private partnerships, the issuance of convertible notes and public grants. In addition to the significant amounts we will need to expend to complete the additional trial for NDA resubmission and to market and commercialize Oral Paclitaxel, if approved, together with any additional approved products, our drug candidates will require the completion of clinical studies and regulatory review, substantial investment before they can provide us with any product sales revenue. Our operations have consumed substantial amounts of cash since inception. The net cash used for our operating activities was $131.2 million, $97.5 million and $109.4 million for the years ended December 31, 2020, 2019 and 2018 respectively. We expect to continue to spend substantial amounts on advancing the clinical development of our proprietary drug candidates, supporting the commercialization of Klisyri and any additional proprietary drugs for which we receive regulatory approval, including building our own commercial organizations to address certain markets.

On June 19, 2020, we entered into a 6-year $225.0 million Senior Credit Agreement with Oaktree, bearing interest at a fixed annual rate of 11%. We expect to use borrowings under our Senior Credit Agreement, proceeds from out-licensing arrangements and potential future financing transactions, if necessary, to fund expenditures that are in excess of our operating cash flow and cash on hand, including completing the development and commercialization of our proprietary drug candidates and to conduct additional clinical trials for the approval of our proprietary drug candidates if requested by regulatory bodies and to complete the development of any additional proprietary drug candidates we might discover. Moreover, our research and development expenses and other contractual commitments are substantial and are expected to increase in the future. In addition, we will require additional financial resources and personnel to build out operations at our public-private partnership facilities in Chongqing, China and Dunkirk, New York.

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

We have also incurred debt service obligations under our Senior Credit Agreement and will have minimum payment obligations under our Revenue Interest Financing Agreement entered into with Sagard on August 4, 2020, which could make it more difficult for us to fund our operations.  Under the Senior Credit Agreement, we are required to make quarterly interest-only payments until June 19, 2022, after which we are required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Beginning on September 17, 2020, we were required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date or the commitment termination date. Under the Revenue Interest Financing Agreement, our receipt of financing is contingent on receiving an FDA approval for Oral Paclitaxel and, in the event we are unable to do so before December 31, 2021, Sagard will have a termination right. In the event we receive approval but do not generate revenues from Oral Paclitaxel sufficient to satisfy minimum payment obligations of $20.0 million by September 30, 2024 and $50.0 million by August 4, 2026, we will in each instance be required to pay Sagard the amount of the shortfall. In addition, if Sagard has not received payments equaling at least $85.0 million by the tenth anniversary of the date the Product Payment is funded, then subject to the Hard Cap, we will be required to pay Sagard an amount such that Sagard will have obtained a 6.0% internal rate of return on the Product Payment (taking into account all other payments received by Sagard from us under the Revenue Interest Financing Agreement). For additional information, please see “Liquidity and Capital Resources —Debt and Equity Financings”.

We believe that the existing cash and cash equivalents, restricted cash, and short-term investments will fund operations into the second quarter of 2022. The Company’s estimates are based on relevant conditions that are known and reasonably knowable at the date of these consolidated financial statements being available for issuance, and are subject to change due to changes in business, industry or macroeconomic conditions. This forecasted cash runway does not contemplate the additional funding we may receive through the Senior Credit Agreement and Revenue Interest Financing Agreement. Further, we do not expect to have further access to additional capital under these facilities due to our receipt of the CRL for Oral Paclitaxel and will need to seek out alternative sources of financing unless and until Oral Paclitaxel is approved by the FDA or we will need to renegotiate these arrangements. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than expected and may need to raise additional funds sooner than anticipated. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our inability to obtain additional funding when needed could seriously harm our business.

We may not be able to refinance, extend, or repay our substantial indebtedness owed to our senior secured lender, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We anticipate that we will need to raise a significant amount of debt or equity capital in the future in order to repay our outstanding debt obligations owed to under the Senior Credit Agreement when they mature on July 3, 2023 and to continue to fund our operations. We are required to make quarterly interest-only payments until June 19, 2022, after which we are required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default on the senior debt, our senior secured lender would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if our senior secured lender exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

Covenants in the agreements governing our existing debt agreements restrict the manner in which we conduct our business.

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

In addition, the Revenue Interest Financing Agreement imposes various affirmative and negative covenants, including consent and information rights for Sagard.

A breach of any of these covenants, subject to certain cure rights of the Company, could result in a default under the agreements governing our debt. Further, additional indebtedness that we incur in the future may subject us to further covenants. If a default under any such debt agreement is not cured or waived, the default could result in the acceleration of debt, which could require us to repay debt prior to the date it is otherwise due and that could adversely affect our financial condition. If we default under the Senior Credit Agreement, the lenders may seek repayment through our subsidiary guarantors or by executing on the security interest granted pursuant to the Senior Credit Agreement and related security agreements.

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

Our access to additional capital under the Senior Credit Agreement, Sagard Revenue Interest Financing Agreement and our out-licensing agreements is dependent on the fulfillment of certain conditions, where applicable, and achievement of certain milestones, which we may not achieve.

As of December 31, 2020, we had $150.0 million of indebtedness outstanding under the Senior Credit Agreement, $54.1 million of which was used to repay amounts outstanding under our previous facility with Perceptive and an additional $16.5 million of the upfront loan proceeds held by us as restricted cash in a debt service reserve account, and $12.7 million in fees and expenses incurred in connection with the financing, leaving $66.7 million in available proceeds from the first three tranches after payment of fees and expenses incurred in connection with our entry into the Senior Credit Agreement. Under our Senior Credit Agreement and our out-licensing arrangements, our ability to access additional capital is dependent on our ability to achieve various regulatory and commercial milestones, which we may never achieve. Our Senior Credit Agreement provides that we must meet funding conditions related to the approval and commercialization of Oral Paclitaxel to draw down the remaining $75.0 million of commitments under Senior Credit Agreement. Each of the Senior Credit Agreement and Revenue Interest Financing Agreement also require bringdowns of various representations and warranties as a condition to funding and our access to funding under the Revenue Interest Financing Agreement is dependent on the approval of Oral Paclitaxel. The Revenue Interest Financing Agreement also provides Sagard with a termination right in the event we do not receive a marketing authorization for Oral Paclitaxel by December 31, 2021. Given that the FDA is requiring an additional clinical trial, there is a substantial likelihood that we will not be able to receive FDA approval by this date and we will not be able to access additional funds under our financing arrangements until we receive FDA approval of Oral Paclitaxel. For additional information, please see “Liquidity and Capital Resources —Debt and Equity Financings —Oaktree Senior Credit Agreement.”

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. As of December 31, 2020, our existing goodwill represented $38.9 million, or 10% of our total assets, as a result of our acquisitions of APS, CDE, Polymed, Taihao and CIDAL. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value-based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions, among other factors. The recoverability of goodwill is evaluated at least annually or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. We cannot accurately predict the amount and timing of any future impairment of assets, and, going forward, we may be required to take goodwill or other asset impairment charges relating to certain of our reporting units. Any such charges would have an adverse effect on our financial results.

Risks Related to Clinical Development of Our Proprietary Drug Candidates

The majority of our primary clinical candidates are still in the development stage and have not yet received regulatory approval, which may make it difficult to evaluate our current business and predict our future performance.

We are a globally-focused biopharmaceutical company formed in November 2003. Our operations to date have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting preclinical studies and clinical trials of our drug candidates. We have not yet successfully completed large-scale, pivotal clinical trials or obtained regulatory approvals for all of our drug candidates and have not yet established sales and marketing activities necessary for successful commercialization of the drug candidates we plan to commercialize. We are also dependent on the marketing and sales efforts of our partners for the successful commercialization of our approved drug, Klisyri. Consequently, any predictions you make about our future success or viability may not be accurate. In addition, as a developing business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges.

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

As of February 19, 2021, we had a total of 21 planned or ongoing clinical trials for our drug candidates. We have one FDA approved drug product, Klisyri, and have completed, two Phase 3 clinical trials for tirbanibulin ointment 1% for AK, and one Phase 3 clinical trial for Oral Paclitaxel for the treatment of patients with metastatic breast cancer. Our business and the ability to generate revenue related to product sales from our proprietary drug candidates will depend on the successful development, regulatory approval and commercialization for the treatment of patients with our drug candidates, which are still in development, and other drugs we may develop. Clinical development is a lengthy and expensive process with an uncertain outcome. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. In the case of any trials we conduct, results have in the past, and may in the future, fail to meet the desired safety and efficacy endpoints, or differ from earlier trials due to the larger number of clinical trial sites and additional countries and populations involved in such trials. We have invested a significant portion of our efforts and financial resources in the development of our existing drug candidates. The success of our proprietary drug candidates will depend on several factors, including:

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, NMPA or other regulatory authorities, as recently indicated by the FDA in its CRL with respect to our NDA for Oral Paclitaxel, that indicated a need for an additional study to examine safety and dosing. Further, once a product candidate receives marketing approval and we or others identify undesirable side effects caused by the product after the approval, or if drug abuse is determined to be a significant problem with an approved product, a number of potentially significant negative consequences could result, including:

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

If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, NMPA or other regulatory authorities, as the FDA recently indicated in its CRL with respect to our NDA for Oral Paclitaxel, or do not otherwise produce positive results, we will incur costs and experience delays in completing, and may ultimately be unable to complete, the development and commercialization of our drug candidates.

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

In addition, we conduct manufacturing operations at our facility in Chongqing, China to manufacture API and our proprietary product candidates. As a result, our business is subject to risks associated with that facility in particular and doing business in China generally, including:

•	the possibility of our operations at the Chongqing facility being suspended indefinitely or terminated by an order of the local government due to events beyond our control;
•	the impact of the ongoing COVID-19 pandemic on our operations in China;
•	the possibility that the costs of building and maintaining the Chongqing facility exceed the revenue we are able to generate from manufacturing API at the facility;
•	adverse political and economic conditions, particularly those negatively affecting the trade relationship between the U.S. and China;
•	trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•	potentially negative consequences from changes in tax laws;
•	difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;
•	potentially lower protection of intellectual property rights;
•	unexpected or unfavorable changes in regulatory requirements;
•	possible patient or physician preferences for more established pharmaceutical products and medical devices manufactured in the U.S.; and
•	difficulties in managing foreign relationships and operations generally.

Operations at the CQ API Facility in Chongqing, China were suspended as a result of the COVID-19 outbreak in China but resumed producing API primarily for the Company’s use in March 2020 in accordance with local regulatory guidance.

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

Risks Related to Development, Regulatory Approval and Commercialization

The regulatory approval processes of the FDA, NMPA and other regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA, NMPA and other regulatory authorities in jurisdictions where we seek such approval is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. We cannot provide any assurances with respect to the timing for any regulatory approval or if our studies will be considered to be sufficient by regulators, as we recently experienced with our NDA for Oral Paclitaxel. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. It is possible that none of our other existing drug candidates or any drug candidates we may discover, in-license or acquire and seek to develop in the future will ever obtain regulatory approval.

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

In order to market and sell our products internationally, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may involve additional testing. We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the U.S. and China. Depending on the results of clinical trials and the process for obtaining regulatory approvals in other countries, we may decide to first seek regulatory approvals of a product candidate in the U.S. or in countries other than the U.S., or we may simultaneously seek regulatory approvals in the U.S. and other countries. If we seek marketing approval for a product candidate outside the U.S., we will be subject to the regulatory requirements of health authorities in each country in which we seek approval. With respect to marketing authorizations in China, we will be required to seek regulatory approval from the NMPA. For marketing approval in Europe, we will seek to obtain marketing approval from the EMA. The approval procedure varies among regions and countries and may involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

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

We have conducted, and may in the future conduct, certain of our clinical trials outside of the U.S., including in the U.K., China, Taiwan and Latin America. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. There can be no assurance the FDA will accept data from any clinical trials we conduct outside of the U.S. For example, in the CRL we received regarding the NDA for Oral Paclitaxel, the FDA indicated that the participants in a new clinical trial they are recommending should be reflective of the U.S. population. If the FDA does not accept the data from any of our other clinical trials conducted outside the U.S., it would likely result in the need for additional clinical trials, which would be costly and time-consuming and could delay or prevent the commercialization of any of our product candidates.

Regulatory approval may be substantially delayed or may not be obtained for one or all of our drug candidates for a variety of reasons.

We may be unable to complete development of our drug candidates on schedule, if at all. The completion of the studies for our drug candidates will require funding beyond our current resources. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of our drug candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our drug candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our drug candidates are time consuming and expensive and together take several years or more to complete. For example, one of our product candidates, Oral Paclitaxel, for which we filed and the FDA accepted an NDA in September 2020 and received a CRL in February 2021, has been in development since 2011. Delays in clinical trials, regulatory approvals or rejections of applications for regulatory approval in the U.S., United Kingdom, Taiwan, New Zealand, China, Latin America, or other jurisdictions may result from many factors, including:

•	our inability to obtain sufficient funds required for a clinical trial;
•	regulatory requests for, or the requirement of, additional analyses, reports, data, non-clinical and preclinical studies and clinical trials;
•	regulatory questions regarding interpretations of data and results and the emergence of new information regarding our drug candidates or other products;
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

According to the Special Examination and Approval Provisions issued by the NMPA in 2009, the NMPA may conduct special examinations and approve new drug registration applications for drugs which (i)  have active ingredients extracted from plants, animals and minerals, etc. and their preparations are not yet marketed in China, and newly discovered Chinese crude drugs and their preparations, (ii) contain chemical drug substances and their preparations and biological products not yet approved for marketing in China or abroad, (iii) are new drugs for the treatment of diseases, including, among others, AIDS, malignant tumors and rare diseases, with significant clinical advantage, and (iv) are new drugs for the treatment of diseases, for which effective therapeutic methods are not available. On May 17, 2018, the NMPA and NHC issued the Announcement on Optimizing the Review and Approval of Drug Registration, which clarifies that a priority review and approval mechanism will be available. The current Chinese Drug Administration Law, which was promulgated on August 26, 2019 and came into effect on December 1, 2019, also stipulates that the government encourages research and development of innovative drugs for serious diseases such as cancer.

On July 7, 2020, the NMPA promulgated the Announcement on Promulgating Three Documents Including the Working Procedures for the Evaluation of Breakthrough Therapy Designation Drugs (for Trial Implementation), which stipulates that sponsors of, innovative drug candidates which exhibit clinical benefits for the treatment of life-threatening or other serious conditions for which there is no existing effective prevention and treatment method, or compared with existing treatment methods that have sufficient evidence to show that they have obvious clinical advantages, may apply for breakthrough therapeutic drug programs during Phase I and II clinical trials for such drug candidates. We cannot be sure that the NMPA will grant such priority treatment to any of our drug candidates.

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

Our approved drugs and drug candidates have caused and may cause undesirable adverse events or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval.

Undesirable adverse events related to our approved drugs or drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials that would preclude approval of our drug candidates by the FDA, NMPA, or another regulatory authority or, if approved, could result in a more restrictive label. Results of our trials could reveal a high and unacceptable severity or prevalence of adverse events. In such an event, our trials could be suspended or terminated and the FDA, NMPA or other regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates for any or all targeted indications. For example, in the CRL we received from the FDA, the FDA indicated that it had determined that our Oral Paclitaxel Phase III study demonstrated an unacceptable increase in neutropenia-related sequelae and has determined that additional risk mitigation strategies to improve toxicity, which may involve dose optimization and / or exclusion of the patients deemed to be at a higher risk of toxicity, are required to support potential approval of the NDA.  Drug-related adverse events could affect patient recruitment or the ability of enrolled subjects to complete the trial, and could result in potential product liability claims. Any of these occurrences may significantly harm our reputation, business, financial condition and prospects.

For Klisyri® (tirbanibulin), adverse events reported during clinical trials and identified in the approved prescribing information included erythema, flaking/ scaling, crusting, swelling, vesiculation/pustulation, erosion/ ulceration, application site pruritus, and application site pain, which included pain, tenderness, stinging, and burning sensation at the application site.

In our clinical studies to date, we have observed the following SAEs that were deemed at least possibly related to each of our product candidates:

•

Oral Paclitaxel - neutropenia, febrile neutropenia , pneumonia, septic shock, sepsis and other infections, dehydration gastroenteritis, anemia, diarrhea, mucositis, gastrointestinal bleeding, vomiting and nausea, rectal bleeding, altered state of consciousness, hypokalemia, cardiac arrest,  tachycardia, atrial fibrillation, cardiogenic shock, hypotension, pancytopenia, multiorgan failure, renal failure, atrial fibrillation, pleural effusion, supraventricular tachycardia, respiratory failure, malnutrition, dyspnea, cardiac failure, and peripheral sensory neuropathy;

•	Oral Docetaxel – vomiting, nausea, diarrhea and gastrointestinal toxicity;
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

Additionally, if we or others later identify undesirable side effects caused by Klisyri® or one or more of our drug candidates, if approved, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular drug or drug candidate, if approved, and could significantly harm our business, results of operations and prospects.

The commercialization of Klisyri® and of any of our drug candidates, if approved, subjects us to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drug candidates.

Klisyri® and our drug candidates, if any are approved, are subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy and other post-marketing information, including both federal and state requirements in the U.S. and requirements of foreign regulatory authorities.

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

Any regulatory approvals that we receive for our drug candidates may be subject to conditions of approval or limitations on the approved indicated uses for which the drug may be marketed, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS program as a condition of approval of one or more of our drug candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, NMPA or a regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval.

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with our drugs, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-marketing studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for their approved indications and in a manner consistent with the provisions of the approved prescribing information. The FDA, NMPA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA, NMPA and of other regulatory authorities may change. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, and we may not achieve or sustain profitability.

Risks Related to Commercialization of Klisyri® and Our Drug Candidates

We depend substantially on the success of our approved product, Klisyri® and our drug candidates. If we are unable to successfully commercialize Klisyri® or experience significant delays in doing so for our other drug candidates, our business will be materially harmed.

Our business and the ability to generate revenue related to product sales depend on the successful commercialization of our approved product Klisyri® and the successful development, regulatory approval and commercialization of any current or future product candidates. Klisyri® has been approved by the FDA in the U.S., but Klisyri® has not received regulatory approval in any other jurisdiction and no sales can be made in any such jurisdiction unless such approval occurs. We have invested a significant portion of our efforts and financial resources in the development of Klisyri®, and our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize these products. The success of Klisyri® and any current or future product candidates depends on several factors, including:

•	successfully completing clinical trials;
•	receiving and maintaining regulatory approvals from applicable regulatory authorities;
•	developing and maintaining effective sales, marketing and distribution capabilities or partnerships to commercialize our products;
•	establishing adequate internal manufacturing capacity or arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•	establishing commercial markets;

•	obtaining coverage and reimbursement from third-party payers; and
•	successfully competing with other products;

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Klisyri® or any current or future product candidates, which could materially harm our business, and we may not be able to earn sufficient revenues and cash flows to continue our operations.

If we are not able to obtain, or experience delays in obtaining, required regulatory approvals for our drug candidates, we will not be able to commercialize these drug candidates, and our ability to generate revenue will be materially impaired.

Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize drug candidates in a timely manner. We cannot commercialize drug candidates without first obtaining regulatory approval to market each drug from the FDA, NMPA or regulatory authorities in the relevant jurisdictions. Some of our proprietary drug candidates are currently undergoing various phases of FDA clinical trials. We cannot predict whether these trials and future trials will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date. We recently experienced this uncertainty with the receipt of a CRL for our NDA for Oral Paclitaxel, and the FDA recommended an additional clinical trial be completed and additional risk mitigation strategies to improve toxicity, which may involve dose optimization and / or exclusion of the patients deemed to be at a higher risk of toxicity, to support potential approval of the NDA. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the U.S., to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. An NDA must include extensive preclinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the drug. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA to the FDA, the FDA decides whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA.

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

If our NDA for Oral Paclitaxel is not approved by the FDA, this would have a material adverse effect on our business, financial performance and results of operations.

We submitted an NDA for Oral Paclitaxel for the treatment of metastsatic breast cancer. On February 26, 2021, we received a CRL from the FDA regarding our NDA for Oral Paclitaxel. In the CRL, the FDA indicated its concern of safety risk to patients in terms of an increase in neutropenia-related sequelae on the Oral Paclitaxel arm compared with the IV paclitaxel arm in the Phase III study. The FDA also expressed concerns regarding the uncertainty over the results of the primary endpoint of objective response rate (ORR) at week 19 conducted by blinded independent central review (BICR). The agency stated that the BICR reconciliation and re-read process may have introduced unmeasured bias and influence on the BICR. Additionally, the FDA recommended that we conduct a new adequate and well-conducted clinical trial in a patient population with MBC representative of the population in the U.S. We are working to consider the appropriate next steps in the development of Oral Paclitaxel. The agency determined that additional risk mitigation strategies to improve toxicity, which may involve dose optimization and / or exclusion of patients deemed to be at higher risk of toxicity, are required to support potential approval of the NDA. We plan to request a meeting with the FDA to discuss the FDA’s response, engage in a dialogue on the design and scope of a clinical trial to address the agency’s requirements and align on the next steps required to obtain approval. If we pursue the additional trial, it will be at significant cost and if we fail to obtain approval or experience additional delays in obtaining approval, any such decision or delays would have a material impact on our ability to generate revenue from the sales of Oral Paclitaxel. Accordingly, an inability to generate such revenue would have a material effect on our business, financial performance and results of operations.

Any fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

We previously received priority review for Oral Paclitaxel in the U.S. and may seek fast track designation or priority review of applications for approval of our product candidate for future indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for priority review. A priority review designation means that the FDA’s goal to review an application is six months, rather than the standard review period of ten months. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them. Even if we do receive fast track designation or priority review, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

We are dependent on the efforts of Almirall for the commercialization of Klisyri in the U.S. and Europe.

We have entered into collaborations with Almirall and are dependent on the efforts of Almirall for the commercialization of Klisyri in the U.S. and in Europe. The success of this arrangement will depend heavily on the efforts and activities of Almirall. In some situations, we may not be able to influence Almirall’s decisions regarding the commercialization of Klisyri or Almirall’s level of effort in marketing and selling Klisyri.

Klisyri® and any of our drug candidates, if approved, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Klisyri® and any of our drug candidates, if approved, may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our drug candidates. In addition, physicians, patients and third-party payors may prefer other novel products to ours, and we may experience difficulties gaining acceptance for our orally administered drug candidates. We are also subject to regulatory restrictions on how we market our drug candidates. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product sales revenues, and we may not become profitable. The degree of market acceptance of Klisyri® and our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the clinical indications for which our drugs are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our drugs as a safe and effective treatment;
•	the potential and perceived advantages of our drugs over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA, NMPA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA, NMPA or other regulatory authorities;
•	the timing of market introduction of our drugs as well as competitive drugs;
•	the cost of treatment in relation to alternative treatments;
•	the amount of upfront costs or training required for physicians to administer our drugs;
•	obtaining optimal pricing for products in key global markets;
•	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities (including U.S. federal healthcare programs);
•	the willingness of patients to pay out-of-pocket in the absence of coverage and reimbursement by third-party payors and government authorities;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;
•	the emergence of new biomarker-driven therapies as alternatives to chemotherapy; and
•	the effectiveness of our sales and marketing efforts.

If Klisyri® and any of our drug candidates, if approved, fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue. Even if our drugs achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our drugs, are more cost effective or render our drugs obsolete.

Our sales force is working to gain market acceptance among physicians, patients, patient advocacy groups, healthcare payers, including pharmacy benefit managers, and others in the medical community. Our partner Almirall is commercializing Klisyri® in the U.S. The commercial success of our products in the U.S. will depend on the degree of such market acceptance. Insurers and other third-party payers may also encourage the use of generic products, either in preference to or prior to the use of brand therapies. The degree of market acceptance of Klisyri® and any current or future product candidates, if approved, will depend on a number of factors, including:

•	the market price, affordability and patient out-of-pocket costs, relative to other available products, which are predominantly generics;
•

the possibility that third-party payers will not give favorable positions on their formularies or will place restrictions on their use, including through use of step therapy or prior authorization programs;

•	the timing of market introduction;
•	their effectiveness as compared with currently available products;
•	physician willingness to prescribe and patient willingness to adopt them in place of current therapies;
•	varying patient characteristics including demographic factors such as age, health, race and economic status;
•	changes in the standard of care for the targeted indications;
•	the prevalence and severity of any adverse side effects;
•	limitations or warnings contained in labeling;
•	limitations in the approved clinical indications;
•	our success in demonstrating their benefits including relative convenience and ease of initiation, prescription and administration;
•	the strength of our selling, marketing and distribution capabilities;
•	the quality of our relationships with physicians, patient advocacy groups, third-party payers and others in the medical community;
•	the continuous availability of quality manufactured products;
•	sufficient third-party coverage or reimbursement; and
•	the degree to which the products are subject to material product liability claims

It is possible that we may find it necessary or desirable to provide rebates on Klisyri® or future product candidates, if approved, to customers or third-party payers or to implement patient assistance programs, including co-pay assistance programs, which could affect our profitability. In addition, we do not know how physicians, patients and third-party payers will respond to the pricing of Klisyri® in the U.S. or the pricing of any current or future product candidates in any jurisdiction, if approved.

The market opportunities for our currently marketed or potential products, if approved, are difficult to precisely estimate.

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

Through our public-private partnerships, an additional cGMP manufacturing facility for our use is substantially complete in Dunkirk, New York, and the construction of a new API facility is complete in Chongqing, China. Our facility in Dunkirk, New York is being built pursuant to an agreement with FSMC. Under the current arrangement, we selected and hired contractors for the project and oversee the development of the Dunkirk facility. ESD, the parent entity of FSMC, is responsible for the costs of construction and all equipment for the facility, up to an aggregate of around $208.0 million (including approximately $8.0 million in additional funds that were available from the previous $25.0 million ESD grant), and ESD, not us, will own the facility and equipment. If development of the Dunkirk facility is delayed or not completed it could materially adversely affect our operations and financial results. Our New API Facility in Chongqing was constructed in accordance with an agreement with CQ. Under the current agreement, CQ is responsible for construction of the facility but we are responsible for the costs of all equipment for the facilities. CQ will own the land and buildings, and we will lease the facilities, rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if we are profitable, we will pay a monthly rent of 5 RMB per square meter of space occupied. We have committed to achieving certain operational, revenue and tax generation milestones within certain time periods once we commence operation. If we are not able to achieve such milestones, CQ will have the opportunity to terminate the agreement and dispose of the plants in its discretion.

Additionally, both the Dunkirk and Chongqing facilities will need to be cGMP validated. The Chongqing facility commenced operations in January of 2021 and the Dunkirk facility is expected to commence operations in the second half of 2021. Validation is a lengthy process that must be completed before we can manufacture under cGMP requirements. We cannot guarantee that the FDA or foreign regulatory agencies will approve the manufacture of any products at these or other facilities, that such facilities will remain in compliance with cGMP regulations, or that such facilities will maintain a compliance status acceptable to the FDA or other regulatory agencies.

The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. We may not be able to resolve any such difficulties in a timely fashion, if at all. If anything were to interfere with the continuing manufacturing operations in our facilities, it could materially adversely affect our business and financial condition.

Currently, many of our product candidates are manufactured in small quantities for use in clinical trials. We cannot assure you that we will be able to successfully scale up the manufacture of Klisyri or any of our other product candidates in a timely or economical manner. As with Klisyri or other product candidates approved by the FDA or other drug regulatory authorities for commercial sale, we will need to manufacture them in larger quantities. If we are unable to successfully scale up our manufacturing capacity, the regulatory approval or commercial launch of such product candidate may be delayed or there may be a shortage in supply of such product candidate.

If we fail to develop manufacturing capacity and experience, fail to continue to contract for manufacturing on acceptable terms, or fail to manufacture our product candidates economically on a commercial scale or in accordance with cGMP regulations, our development programs and prospects for commercialization will be materially adversely affected. This may result in delays in receiving FDA or foreign regulatory approval for one or more of our product candidates or delays in the commercial production of a product that has already been approved. Any such delays could materially adversely affect our business and financial condition.

The manufacture of API is highly regulated by FDA, NMPA and other regulatory bodies and is subject to current good manufacturing practice requirements and to inspection by such regulators, which may result in adverse findings and actions against certain API manufacturing facilities.

API manufacturing facilities are subject to regulation by the applicable regulatory bodies in the place of manufacture as well as the regulatory agency in the country to which the product is exported. For instance, FDA’s cGMP regulations apply to these facilities and violation of these, or other, regulations may result in adverse action against the facility, including cessation of manufacturing activities. Our API manufacturing facilities in Chongqing are also subject to regulation by the NMPA. In addition, the existing Chongqing API plant’s commercial operations were suspended in 2019 based on concerns raised by the DEMC related to the location of our plant. If the FDA, NMPA, DEMC or other regulators discover a problem at one facility, we may be subject to increased scrutiny and/or adverse actions across our operations, including fines or orders to cease manufacturing, which could have a material impact on our operations, clinical development, regulatory approval process, business strategy or results of operations.

We have limited experience in marketing proprietary drug products. If we are unable to establish such marketing and sales capabilities or enter into agreements with third parties to market and sell our proprietary drug candidates, we may not be able to generate sales revenue from such products.

We have limited sales, marketing and commercial product experience. For the product candidates and/or territories where we do not have existing partnerships pursuant to which our partners will be responsible for the marketing and sales of such products, we intend to continue to develop our in-house commercial organization and sales force for such products, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable to establish sufficient internal sales, marketing and commercial distribution capabilities for these proprietary drug candidates, we will need to pursue additional collaborative arrangements for the sales and marketing of our proprietary drugs. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have less control over the marketing and sales efforts of such third parties which may present fraud and abuse and other regulatory considerations, and our revenue from product sales may be lower than if we had commercialized our proprietary drug candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our proprietary drug candidates.

There can be no assurance that we will be able to develop our in-house sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any proprietary product, and as a result, we may not be able to generate sales revenue from such products.

Factors that may inhibit our efforts to successfully establish a sales force include:

•

an inability to compete with other pharmaceutical companies to recruit, hire, train and retain adequate numbers of effective sales and marketing personnel with requisite knowledge of our target market;

•	an inability to effectively manage a geographically dispersed sales and marketing organization in such jurisdictions;
•	the inability of sales personnel to obtain access to adequate numbers of physicians to prescribe any future approved products;
•	failure to adhere to regulatory requirements governing the sale of products in any jurisdiction;
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•	a delay in bringing products to market after efforts to hire and train our sales force have already commenced.

In the event we are unable to successfully market and promote our products, our business may be harmed.

We face substantial competition, and our competitors may discover, develop or commercialize competing drugs before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We face competition with respect to Klisyri® and will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of the types of cancer for which we are developing and commercializing our drug candidates and drugs. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

If our competitors market products that are more effective, safer, have fewer side effects or are less expensive than our products or that reach the market sooner than any of our current or future product candidates, if approved, we may not achieve commercial success.

Klisyri® and any of our drug candidates, if approved, may become subject to unfavorable pricing regulations, third party reimbursement practices or healthcare reform initiatives, which could harm our business.

Successful sales of Klisyri® and any of our drug candidates, if approved, depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the U.S., and commercial payors are critical to new drug acceptance.

The regulations that govern regulatory approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a drug in a particular country but be subject to price regulations that delay our commercial launch of the drug and negatively impact the revenues we are able to generate from the sale of the drug in that country. For example, according to the guidance issued in March 2015 by the central government of China, each province will decide which drugs to include in its provincial major illness reimbursement lists and the percentage of reimbursement, based on local funding. Adverse pricing limitations may hinder our ability to recover our investment in one or more drug candidates, even if our drug candidates obtain regulatory approval. For example, in China, according to a statement entitled opinions on reforming the review and approval process for pharmaceutical products and medical devices, issued by the State Council in August 2015, the enterprises applying for new drug approval will be required to undertake that the selling price of new drug on Chinese mainland market shall not be higher than the comparable market prices of the product in its country of origin or Chinese neighboring markets, as applicable.

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

We cannot be sure that reimbursement will be available for our drugs, if and once approved, and, if coverage and reimbursement are available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any drug for which we obtain regulatory approval. Obtaining reimbursement for our drugs may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any drug candidate that we successfully develop. If we fail to obtain and sustain an adequate level of coverage and reimbursement for Klisyri® or any current or future product candidates, if approved, by third-party payers, potential future sales would be materially adversely affected. There will be no commercially viable market for Klisyri® or any current or future product candidates, if approved, without adequate coverage and reimbursement from third-party payers, and any reimbursement policy may be affected by future healthcare reform measures.  Further, we cannot be certain that adequate coverage and reimbursement will be available for either of our products in jurisdictions outside the U.S. or for any current or future product candidates, if approved. Additionally, even if there is a commercially viable market, if the level of coverage or reimbursement is below our expectations, our anticipated revenue and gross margins will be adversely affected.

Third-party payers, such as government or private healthcare insurers and pharmacy benefit managers, carefully review and increasingly question and challenge the coverage of and the prices charged for drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. Reimbursement rates may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. A current trend in the U.S. healthcare industry is toward cost containment. Large public and private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payers, including Medicare, may question the coverage of, and challenge the prices charged for, medical products and services, and many third-party payers limit coverage of or reimbursement for newly approved healthcare products. In particular, third-party payers may limit the covered indications. Cost-control initiatives in the U.S. healthcare industry could put downward pressure on the price we have established for Klisyri® or any current or future product candidates, if approved, which could result in product revenues being lower than anticipated. If we are unable to show a significant benefit relative to existing generic drugs, Medicare, Medicaid and private payers may not be willing to reimburse for Klisyri® or any current or future product candidates, if approved, which would significantly reduce the likelihood of them gaining market acceptance. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted.

We believe that U.S. third-party payers consider the efficacy, cost effectiveness, safety and tolerability of Klisyri® and will consider such factors of any current or future product candidates, if approved, and whether use of any such products should be a covered benefit under its health plan in determining whether to approve coverage and reimbursement for such products and at what level. Obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not obtain or maintain approval for reimbursement of Klisyri® or any current or future product candidates, if approved, from third-party payers on a timely or satisfactory basis or if pricing is set at unsatisfactory levels. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Medicare Part D, which provides a pharmacy benefit to Medicare patients as discussed below, does not require participating prescription drug plans to cover all drugs within a class of products. Our business could be materially adversely affected if Part D prescription drug plans were to limit access to or deny or limit reimbursement of any of our approved products.

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

The State Council requires central and provincial authorities across China to promote a medical insurance program for major illnesses, which targets covering at least 50% of the medical cost as incurred by treating major illnesses but falls out of the coverage of the basic insurance programs. The Ministry of Human Resources and Social Security of the PRC (the “MHRSS”), together with other government authorities, has the power to determine the medicines included in the National Reimbursement Drug List (the “NRDL”). In February 2017, the MHRSS released the 2017 NRDL, which was amended in 2019 and 2020. Medicines included in the NRDL are divided into two parts, Part A and Part B. Patients purchasing medicines included in Part A of the NRDL are entitled to reimbursement of the entire amount of the purchase price. Patients purchasing medicines included in Part B of the NRDL are required to pay a certain percentage of the purchase price and obtain reimbursement for the rest of the purchase price. The percentage of reimbursement for Part B medicines differs from region to region in the PRC. The National Healthcare Security Administration requires provincial authorities to increase reimbursement rates step by step.

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

If and as our drug candidates are approved, we intend to test and market our approved drugs in a variety of international markets and we are exploring the licensing of commercialization rights or other forms of collaboration worldwide, which exposes us to additional risks of conducting business in additional international markets.

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

Risks Related to Compounding

Our compounded preparations and the compounding industry are subject to regulatory and customer scrutiny, which may impair our growth and sales.

Formulations prepared and distributed by outsourcing facilities may contain ingredients found in FDA-approved drugs (i.e., “sterile-to-sterile” compounding) or ingredients that are on FDA’s interim or final list of bulk substances that may be used in compounding. Compounded formulations are subject to various statutory and FDA regulatory requirements. Outsourcing facilities are regulated under FDCA Section 503B.  Certain compounding pharmacies and outsourcing facilities have experienced both facility and product quality issues and been the subject of negative media coverage in recent years. Such product quality and facility issues have resulted in increased scrutiny of compounding activities from the FDA and state governmental agencies. For example, the FDA has in the past requested that a number of compounding pharmacies and outsourcing facilities recall unexpired drug products and cease sterile compounding operations due to, among other reasons, lack of assurance of sterility.  Pharmacies and outsourcing facilities have also, at the request of FDA, suspended sterile production or voluntarily recalled certain sterile compounded products after an FDA inspection of those facilities. As a result, some prescribers and hospital/clinic purchasing agents may be hesitant to prescribe or procure compounded formulations, and some patients may be hesitant to purchase the same.

In addition, an outsourcing facility must meet certain conditions under Section 503B of the FDCA in order for its compounded products to be exempt from the FDCA’s premarket approval requirements, from the FDCA requirement that products be labeled with adequate directions for use, and serialization and product tracing requirements. For example, the facility must register with FDA and produce at least one sterile drug product, and the drugs must be compounded by or under the direct supervision of a licensed pharmacist. The facility must also operate in compliance with FDA’s cGMP regulations and FDA’s guidance for outsourcing facilities addressing cGMP. If our outsourcing facility or any of our compounded products are found not to satisfy the criteria set forth in Section 503B, the marketing of our products absent Section 503B’s exemptions from FDA's new drug approval requirements, adequate directions for use on the product labeling, or without compliance with certain serialization and product tracing requirements could render our products adulterated or misbranded under the FDCA, which could have an adverse effect on our business.

The source of any bulk substance active ingredient used in compounding must be a Section 510 registered manufacturer, and the bulk substance must be accompanied by a Certificate of Analysis. If the outsourcing facility compounds using bulk drug substances, the bulk drug substances must either appear on FDA’s “interim” list of bulk substances that may be used in compounding under Section 503B which are those bulk drug substances for which FDA has determined there is a clinical need.  Drugs may also be compounded if the FDA-approved drug appear on FDA’s published drug shortage list.   Provided certain conditions are met, FDA will exercise enforcement discretion concerning use of “interim” Category 1 substances pending evaluation of the substances for inclusion on FDA’s final list of bulk drug substances for which there is a clinical need.

FDA has also finalized guidance on determining whether a product is an “essential copy” of a commercially available product, which the FDA has announced it intends to revisit in 2021.  If our products were ever determined to be an essential copy of a commercially available product, FDA could engage in enforcement action. We use bulk drug substances in the preparation of certain of our compounded products. In the event the FDA’s evaluation of these bulk drug substances results in a determination not to include such substances on the FDA’s list of bulk drug substances for which there is a clinical need, or if FDA were to change its interim policy such that compounding with such bulk drug substances could not proceed while the FDA’s evaluation of the substances is pending or until the FDA has issued its final list of bulk drug substances for which there is a clinical need, our ability to continue marketing compounded products subject to Section 503B would be impaired, and our business could be harmed.

If a compounded drug formulation provided by our FDA-registered outsourcing facility leads to patient injury or death, results in a product recall, or causes FDA to request the company shut down its sterile compounding operations, we may be exposed to significant liability and reputational harm.

The production, labeling and packaging of compounded drugs is inherently risky. The success of our compounded formulations and facility operations depends to a significant extent upon perceptions of the safety and quality of our products. We could be adversely affected if our formulations are subject to negative publicity. We could also be adversely affected if any of our formulations or other products, any similar products sold by other companies, or any products sold by other outsourcing facilities, prove to be, or are alleged or asserted to be, harmful to patients. There are a number of factors that could result in the injury or death of a patient who receives one of our compounded formulations, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper distribution or other uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, one or more of our products. Similarly, to the extent any of the ingredients used by us to produce compounded formulations have quality or other problems that adversely affect the finished compounded preparations, our sales could be adversely affected. In addition, in the ordinary course of business, we may voluntarily retrieve products from the field in response to a customer complaint. Because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies, or related to compounded formulations generally, could have a material adverse impact on our business, results of operations and financial condition.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S., China and other countries with respect to our proprietary technology and drug candidates. We have sought to protect our proprietary position by filing patent applications in the U.S., China and other countries related to novel technologies and drug candidates that we consider important to our business. As of January 25, 2021, we owned approximately 200 granted patents and over 80 pending patent applications, including six allowed patent applications worldwide. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There can be no assurance that our pending patent applications will result in issued patents. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platforms’ product candidates. Third parties may have blocking patents that could be used to prevent us from commercializing our patented technologies, platforms and product candidates and practicing our proprietary technology. There can also be no assurance that a third party will not challenge the validity of our patents or that we will obtain sufficient claim scope in those patents, in view of prior art, to prevent a third party from competing successfully with our drug candidates. We may become involved in interference, inter partes review, post grant review, ex parte reexamination, derivation, opposition or similar other proceedings challenging our patent rights or the patent rights of others. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and drug candidates, or limit the duration of the patent protection of our technology and drug candidates. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drug candidates similar or identical to ours.

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

Our commercial success depends in part on our avoiding infringement of the patents and other intellectual property rights of third parties. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including litigation in the U.S. courts, inter partes review, post grant review, interference and ex parte reexamination proceedings before the USPTO or oppositions and other comparable proceedings in non-U.S. jurisdictions. Numerous issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing or commercializing drug candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our drug candidates or manufacturing processes may give rise to claims of infringement of the patent rights of others.

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

We seek to launch generic pharmaceutical products either where patent protection or other regulatory exclusivity of equivalent branded products has expired, where patents have been declared invalid or where products do not infringe the patents of others. However, at times, we may seek approval to market generic products before the expiration of patents relating to the branded versions of those products, based upon our belief that such patents are invalid or otherwise unenforceable or would not be infringed by our products. Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture use and sale of generic versions of products has been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. If our products were found to be infringing the intellectual property rights of a third-party, we could be required to cease selling the infringing products, causing us to lose future sales revenue from such products and face substantial liabilities for patent infringement, in the form of payment for the innovator’s lost profits or a royalty on our sales of the infringing product. These damages may be significant and could materially adversely affect our business. Any litigation, regardless of the merits or eventual outcome, would be costly and time consuming and we could incur significant costs and/or a significant reduction in revenue in defending the action and from the resulting delays in manufacturing, marketing or selling any of our products subject to such claims.

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

We have entered into license agreements with third parties providing us with rights under various third-party patents and patent applications, including the rights to prosecute patent applications and to enforce patents. Certain of these license agreements impose and, for a variety of purposes, we may enter into additional licensing and funding arrangements with third parties that also may impose diligence, development or commercialization timelines and milestone payment, royalty, insurance and other obligations on us. Certain of these license agreements provide us with the exclusive right to practice technologies in major markets including North America, South America, the EU, Australia, New Zealand, Eastern Europe, China, Taiwan, Hong Kong, Macau and parts of Southeast Asia, although the right to practice the technologies and any inventions arising out of such technologies outside of these territories may be reserved to the licensing company. In addition, under certain of our existing licensing agreements, we are obligated to pay royalties on net product sales of our drug candidates once commercialized, pay a percentage of sublicensing revenues, make other specified payments relating to our drug candidates and/or pay license maintenance and other fees. We also have clinical development obligations under certain of these agreements that we are required to satisfy. If we fail to comply with our obligations under our current or future license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any drug or drug candidate that is covered by the licenses or we may face claims for monetary damages or other penalties under these agreements. Such an occurrence could diminish the value of these products and our company. Termination of the licenses provided in these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We have entered into agreements with third parties under which we have granted licenses to use certain of our patents and patent applications, including the rights to develop, seek regulatory approval for and sell products using our tirbanibulin ointments and KX2-361 products, including to Almirall, which has rights to the U.S. and European markets. We have also entered into similar agreements sublicensing the intellectual property for the Orascovery platform, which we have licensed from Hanmi. We have granted exclusive patent rights to certain of these partners and have granted them certain additional rights with respect to the intellectual property we have licensed to them. From time to time we may engage in other licensing transactions in which we acquire licenses to certain intellectual property or sublicense intellectual property rights. If we fail to comply with or are found to have violated the terms of any of our licenses, we may be required to rescind or amend our license agreements or pay damages to license counterparties or other rightsholders. This may also negatively impact our relationships with our licensing and sublicensing partners for our candidate platforms. For further information regarding the terms of our licenses, please see “Business—License and Collaboration Agreements”.

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

Risks Related to Our Reliance on Third Parties

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

We have relied upon and may, in the future, rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. In addition, as a result of our acquisition of CIDAL, our preclinical and clinical programs are largely  performed within the Company and we are responsible for conducting clinical trials and complying with applicable laws and regulations, which increases our concentration of risk in the event of business continuity disruptions experienced by CIDAL.

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

If any of our relationships with these third-party CROs terminate, or CIDAL experiences business continuity issues, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical and preclinical programs. In the event that any of our foreign CROs are impacted by political, social or financial instability, they may be unable to maintain production capacity or compliance with regulatory requirements. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, environmental, health and safety laws and regulations, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our results of operations and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Our total revenue is highly dependent on a limited number of API customers and pharmaceutical wholesalers, and the loss of, or any significant decrease in business from, any one or more of our major API customers or pharmaceutical wholesalers could adversely affect our financial condition and results of operations.

We have derived a significant portion of our revenue from a limited number of customers, as is typical in the pharmaceutical industry. During the year ended December 31, 2018, we generated 10% of our total revenue from our two largest API customers, and generated 30% of our total revenue from the three largest wholesalers in the U.S. market. During the year ended December 31, 2019, we generated 8% of our total revenue from those API customers and generated 45% of our total revenue from the three largest wholesalers in the U.S. market. During the year ended December 31, 2020, we generated less than 1% of our total revenue from those API customers due to the restrictions on our production of commercial batches of API at our existing facility in Chongqing and generated 38% of our total revenue from the three largest wholesalers in the U.S. market.

Additionally, Polymed, our wholly owned subsidiary, prior to the suspension, sold API to third parties for use in those third parties’ products, which may be manufactured in cGMP facilities. The decrease in orders by Polymed’s customers has impacted Polymed’s revenue and, as a result, our overall financial condition. However, we resumed producing API primarily for internal use since March 2020 in accordance with local regulatory guidance. Polymed recently commenced operations at our new API manufacturing facility in Chongqing, China and also develops new compounds and processing techniques.

Once API production for external use resumes, there are a number of factors that could cause us to lose major API customers. We do not enter into long-term sales contracts with customers but sell API to them based on short-term purchase orders. Accordingly, these customers may choose to use other suppliers with little or no notice, based upon considerations of price, quality, shipping time, competitive or other reasons. In addition, our API customers use the API to manufacture drugs, and they are subject to regulation and oversight by the FDA and other relevant regulatory agencies. If for any reason, any such customer violates an FDA regulation that results in their being prohibited from manufacturing drugs, they would no longer purchase API from us. Such sanctions or regulatory action against drug manufacturers could happen without notice, and our revenue stream could be adversely affected without notice.

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

We partially rely on outside vendors to manufacture supplies and process our drug candidates. With the FDA’s approval of Klisyri, we are preparing to manufacture and process drugs on a commercial scale and may not be able to do so for all of our drug candidates.

We have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use.

Although we are further developing our manufacturing facilities, including those leased to us under our public-private partnerships, we may also use third parties as part of our manufacturing process. Our reliance on third-party manufacturers may expose us to the following risks:

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

•

our contract manufacturers and critical reagent suppliers may experience supply chain difficulties or other business continuity issues related to events beyond their control such as fires, floods, earthquakes, hurricanes, epidemics, quarantines, wars, civil unrest, strikes or governmental action; and

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

We have partnered with companies such as Hanmi, Almirall, Xiangxue, XLifeSc and Gland and may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties, subject to any restrictions imposed by our financing arrangements, that we believe will complement or augment our development and commercialization efforts with respect to our drug candidates and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our earlier stage drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party.

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

•

disputes may arise between us and a collaborator, including disputes over amounts payable under the agreements, that cause the delay or termination of the research, development or commercialization of our drug candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

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

Our U.S. customer management, order processing, invoicing, cash application, chargeback and rebate processing and distribution and logistics activities are managed by Eversana Life Science Services (“Eversana”), a managed services provider with a focus on life sciences companies. If we were to lose the availability of Eversana’s services due to a dispute, termination of or inability to renew the contract, or business continuity issues due to events beyond their control such as fires, floods, earthquakes, hurricanes, epidemics, quarantines, wars, civil unrest, strikes or governmental action, such loss could have a material adverse effect on our operations. Although multiple providers of such services exist, there can be no assurance that we could secure another source to handle these transactions on acceptable terms or otherwise to our specifications in the event of a disruption of services at operational centers.

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

The loss of any member of the Company’s senior management, either permanently or for an indeterminate period of time, and/or failure to successfully implement our succession plan to enable the effective transfer of knowledge or to facilitate smooth transitions in leadership could significantly disrupt the management of the Company’s business and impair the Company’s ability to execute its business strategies. Furthermore, replacing executive officers and key employees or consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel or consultants on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

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

Our long-term public-private partnerships with governments and government agencies, including in certain emerging markets, include agreements to build and/or maintain manufacturing facilities for us. For example, we entered into an agreement with FSMC, whereby FSMC agreed to fund the costs of construction of a new manufacturing facility in Dunkirk, New York. FSMC is responsible for the costs of construction and of all equipment for the facility, up to an amount not to exceed around $208.0 million, which includes approximately $8.0 million in additional funds not used under the prior $25.0 million grant to construct our North American headquarters and formulation lab in Buffalo, New York, and shall retain ownership of the Dunkirk facility and the equipment. To the extent the costs of constructing the Dunkirk facility exceed approximately $208.0 million, we will be responsible for those costs. We are entitled to lease the facility and all equipment at a rate of $1.00 per year for an initial 10-year term, and for the same rate if we elect to extend the lease for an additional 10-year term. We are responsible for all operating costs and expenses for the facility. In exchange, we have committed to spending $1.52 billion on operational expenses in the Dunkirk facility in our first 10-year term in the facility, and an additional $1.5 billion on operational expenses if we elect to extend the lease for a second 10-year term. We have also committed to hiring 450 permanent employees within the first 5 years at the Dunkirk facility. In addition, in July 2017, we entered into a 20-year payment in-lieu of tax agreement with the CCIDA for the construction of our Dunkirk facility, valued at approximately $9.1 million. We have also entered into similar arrangements with FSMC relating to our headquarters, and CQ relating to a plant in Chongqing, China, under which we have committed to achieving certain operating, revenue and tax generation milestones. If we are unable to comply with our obligations under these arrangements, including the milestones we have committed to achieve, we may lose access to the properties covered by such arrangements which could disrupt our operations and manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and would have a significant impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements. Failure to satisfy our operating commitments could result in our compensating ESD for those minimum commitments.

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

As of December 31, 2020, we had 647 employees and consultants and most of our employees are full-time. As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we must add a significant number of additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•

identifying, recruiting, integrating, maintaining and motivating additional employees, particularly with respect to the build out of our marketing and sales team as we begin to commercialize approved products, including key leadership roles;

•

managing our internal development and commercialization efforts effectively, including the clinical and FDA or other comparable authority review process for our drug candidates and developing and implementing marketing and sales plans, while complying with our contractual obligations to contractors and other third parties; and

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

We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our executive officers, employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the U.S., including regulations of the FDA and other similar non-U.S. regulatory authorities; provide true, complete and accurate information to the FDA and other similar non-U.S. regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse and privacy laws in the U.S. and similar non-U.S. fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. In addition to Klisyri, which was approved by the FDA in December 2020, if and as we obtain FDA approval of  additional drug candidates and begin commercializing those drugs in the U.S., our potential exposure under U.S. laws will continue to increase significantly and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Subject to any limitations imposed by our financing arrangements, we may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

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

Despite the implementation of cybersecurity measures, our information technology and Internet based systems, including those of our current and future CROs, collaboration partners, third-party service providers and other contractors and consultants, are vulnerable to damage, interruption, or failure from computer viruses, unauthorized access, intrusion, and other cybersecurity incidents. As the majority of our workforce works remotely due to the ongoing COVID-19 pandemic, we face heightened risks related to remote work, including strain on our information technology systems, coordination issues and the threat of cyber-security incidents related to unauthorized system access, aggressive social engineering tactics, and attacks on our information technology systems used to conduct our business. This could result in the exposure of sensitive data including the loss of trade secrets, intellectual property, personal identifiable or sensitive information of employees, customers, partners, clinical trial patients and others, leading to a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we partially rely on our third-party research institution collaborators for research and development of our drug candidates and other third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar cybersecurity incidents relating to their computer systems could also have a material adverse effect on our business. Certain data security breaches must be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed.

We are aware of a security breach that occurred in March 2017. That incident occurred when the credentials of an approved consultant were compromised, and the consultant’s credentials were used to access the remote desktop server and active directory server of our wholly owned subsidiary APS. Upon discovery of the breach, we immediately took steps to void the compromised credentials and reset all credentials having access to APS’s systems. These particular APS information systems are independent of ours and did not contain any drug candidate, clinical trial or patient-specific data. However, information stored on APS’ systems may have been vulnerable during the intrusion. To help mitigate future incidents, we have put in place enhanced security measures required for access by consultants. Notwithstanding such measures, we cannot be certain that no future security breaches will occur or that future breaches will not result in a material disruption of our development programs and our business operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, suppliers and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics, acts of war or terrorism, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. In addition, we partially rely on our third-party research collaborators for conducting research and development of our drug candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our drug candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our drug candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our drug candidates or our 503B products.

We face an inherent risk of product liability as a result of the clinical testing of our drug candidates and will face an even greater risk as we commercialize our clinical candidates, once approved. For example, we may be sued if our drugs that we manufacture, or our 503B products that we currently manufacture or plan to manufacture cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, as applicable, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We have limited insurance coverage, and any claims beyond our insurance coverage may result in us incurring substantial costs and a diversion of resources.

We maintain property insurance policies covering physical damage to, or loss of, our buildings and their improvements, equipment, office furniture and inventory as well as business interruption insurance covering loss of income & extra expenses associated with physical damage to our property. We maintain workers’ compensation/employer’s liability insurance covering death or work-related injury of employees. We purchase general liability insurance covering certain incidents involving third parties that occur on or in the premises of the company, and products liability insurance covering certain incidents involving third parties resulting from our products. We purchase directors’ and officers’ liability insurance and employment practices liability insurance. We do not maintain key-man life insurance on any of our senior management or key personnel. Our insurance coverage may be insufficient to cover any claim for product liability, damage to our fixed assets or employee injuries. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

We may increasingly become a target for public scrutiny, including complaints to regulatory agencies, negative media coverage, including social media and malicious reports, all of which could severely damage our reputation and materially and adversely affect our business and prospects.

We focus on the development of drugs used in the treatment of cancers, and such drugs may be the subject of regulatory, watchdog and media scrutiny and coverage, which also creates the possibility of heightened attention from the public, the media and our participants. In addition, members of our management and board include high-profile public figures who may be the subject of media and negative publicity and attention. From time to time, these objections or allegations, regardless of their veracity, may result in public protests or negative publicity, which could result in government inquiry or harm our reputation. Corporate transactions we or related parties undertake may also subject us to increased media exposure and public scrutiny. There is no assurance that we would not become a target for public scrutiny in the future or such scrutiny and public exposure would not severely damage our reputation as well as our business and prospects.

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

We have incurred net operating losses (“NOLs”) for U.S. federal income tax purposes. Unused NOLs will carry forward to offset future taxable income, if any, until such unused NOLs expire (if ever). NOLs generated after December 31, 2017 are not subject to expiration, but the yearly utilization of such NOLs is limited to 80 percent of taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ownership change (generally defined as a greater than 50 percentage points change (by value) in the equity ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock over any three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We believe that we have experienced at least one ownership change in the past and may experience one in the future, which may affect our ability to utilize our NOLs. As of December 31, 2020, we had federal NOLs of approximately $184.8 million that could be limited by our past and any future ownership change, which could have an adverse effect on our future results of operations. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income.

If our manufacturing facilities are damaged or destroyed or production at such facilities is otherwise interrupted, our business and prospects would be negatively affected.

If our manufacturing facilities or the equipment in them is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of the facilities or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA, NMPA or and other comparable regulatory agency approval before selling any drugs manufactured at that facility. Such an event could delay our clinical trials or reduce our product sales for any of our approved drugs.

Any interruption in manufacturing operations at our manufacturing facilities could result in our inability to satisfy the demands of our clinical trials or commercialization. A number of factors could cause interruptions, including:

•	the continued suspension of our commercial production of API at our existing Chongqing facility or the termination of operations at the facility by the DEMC;
•	plant shutdowns as a result of the ongoing COVID-19 pandemic;
•	regulatory holds on operations at the facilities or the loss of permits to operate facilities;
•	equipment malfunctions or failures;
•	malfunctions or compromise by third party actors of our technology systems;
•	work stoppages;
•	damage to or destruction of either facility due to natural disasters;
•	regional power shortages;
•	product tampering; or
•	terrorist activities.
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

In the U.S., China and certain other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell Klisyri and any additional drug candidates for which we obtain regulatory approval.

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

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, starting in 2013. In January 2013, the American Taxpayer Relief Act of 2012 was enacted, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare reductions have been extended through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare reductions from May 1, 2020 through December 31, 2020, and extended the reductions by one year, through 2030. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare reductions through March 31, 2021. These laws may result in additional reductions in Medicare and other healthcare funding.

We expect that the ACA, as well as other healthcare reform legislative measures that have been since adopted or may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. Most recently, the Tax Reform Act was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. There is still uncertainty with respect to the impact this legislation will have on the ACA because a decision regarding the constitutionality of the ACA after the repeal of the individual mandate was ultimately appealed to the U.S. Supreme Court. On November 10, 2020, oral arguments were heard in this case. It is unclear when a decision will be made. Additional reforms by the incoming administration could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict coverage and reimbursement and sales and promotional activities, for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether agencies such as the FDA or the Centers for Medicare & Medicaid Services will issue new regulations, guidance or interpretations that may impact our drug candidates. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act which imposes criminal and civil penalties, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid or other third-party payors that are false or fraudulent, including failure to timely return an overpayment received from the federal government or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to all payments or other transfers of value made to physicians and teaching hospitals (as well as physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives effective January 1, 2022), as well as ownership and investment interests held by physicians and their immediate family members unless a specific exclusion applies; and

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

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring civil whistleblower or qui tam actions on behalf of the U.S. government under the Federal False Claims Act as well as under the false claims laws of several states.

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

Risks Related to Our Doing Business in China

Tensions between the U.S. and China over Hong Kong and any continued heightening of retaliatory policies may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

We have operations in Hong Kong and expect that a portion of our future revenue will be sourced from licensing partnerships and API sales in China. Accordingly, our operations, financial condition and results of operations are affected by economic, political and legal developments between the U.S. and China. The continued tensions between the U.S. and China over China’s June 30, 2020 enactment of a new national security law in Hong Kong has resulted in heightened diplomatic tensions and a number of escalating retaliatory measures by the U.S. and China, including in an executive order signed by former President Trump on July 14, 2020, which ended the special economic status that was afforded to Hong Kong under the United States-Hong Kong Policy Act of 1992, a U.S. ban on investments in businesses linked to China’s military, the U.S. announcement of the removal of restrictions on U.S. government official interactions with Taiwan and new rules issued by the Chinese Communist Party that would allow Chinese courts to impose penalties on persons for complying with foreign sanctions that impose prohibitions or restrictions on Chinese economic or trade relationships.

These political tensions between the U.S. and China, together with the uncertainties around the Biden administration’s stance with respect to China, create uncertainties for doing business in China, including compliance risks that may arise from retaliatory regulations, restrictions on technology transfers between the countries or measures enacted that further impede our ability to repatriate capital from our subsidiaries in China. The uncertainties caused by continued tensions, together with the risk of escalating retaliatory policies could increase our cost of doing business, adversely affect our business, financial condition and results of operations and may result in our inability to sustain our operations, and growth and expansion strategies with respect to China.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by China and other non-U.S. governments. Specifically, in China, on July 21, 2005, the Chinese government changed its policy of pegging the value of the RMB to the U.S. dollar. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the Chinese government has allowed the RMB to appreciate slowly against the U.S. dollar again, and it has appreciated more than 10% since June 2010. In April 2012, the Chinese government announced that it would allow more RMB exchange rate fluctuation and in August 2015, China’s central bank executed a 2% devaluation in the RMB. From December 31, 2017 to December 31, 2018, the RMB depreciated approximately 5.6% against the U.S. dollar. From December 31, 2018 to December 31, 2019, the RMB depreciated approximately 1% against the U.S. dollar. From December 31, 2019 to December 31, 2020, the RMB appreciated approximately 6% against the U.S. dollar. It remains unclear what further fluctuations may occur or what impact this will have on the currency and our results of operations.

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

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. Throughout 2018, 2019 and 2020, the U.S. imposed tariffs on imports from several countries, including China. In response, China has proposed and implemented their own tariffs on certain products, which may impact our supply chain and our costs of doing business. If we are impacted by the changing trade relations between the U.S. and China, our business and results of operations may be negatively impacted. Continued diminished trade relations between the U.S. and other countries, including potential reductions in trade with China and others, as well as the continued escalation of tariffs, could have a material adverse effect on our financial performance and results of operations.

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

On March 15, 2019, the National People’s Congress of the PRC promulgated the Foreign Investment Law of the People’s Republic of China (the “FIL”) which became effective on January 1, 2020. Simultaneously, the three foreign investment laws (i.e. the Wholly Foreign-Owned Enterprise Law, the Sino-Foreign Equity Joint Venture Enterprise Law, and the Sino-Foreign Cooperative Joint Venture Enterprise Law) were repealed on January 1, 2020. Pursuant to the FIL, foreign investors shall not invest in any field forbidden by the negative list for access of foreign investment. For any field on the negative list, foreign investors shall conform to the investment conditions provided in the negative list. Fields not included in the negative list shall be managed under the principle that domestic investment and foreign investment shall be treated uniformly. According to the FIL, the organization form and institutional framework shall be subject to the provisions of the Company Law of the People's Republic of China, the Partnership Enterprise Law of the PRC, and other PRC laws. Foreign invested enterprises, which were established in accordance with the aforesaid three foreign investment laws may retain their original organization forms and other aspects for five years after the implementation of the FIL. Specific implementation measures shall be formulated by the State Council.

In June 2017 the National Development and Reform Commission and the Ministry of Commerce jointly issued Catalogue of Industries for Guiding Foreign Investment (2017 Revision), which introduced Special Administrative Measures on Access of Foreign Investment (Negative List). Any industry not listed in the catalogue and Negative List is a permitted industry, and is generally open to foreign investment unless specifically prohibited or restricted by the Chinese laws and regulations. The Negative List is further divided into restricted foreign-invested industries and prohibited foreign-invested industries. The Negative List was further revised in 2018, 2019, and 2020. The most updated Negative List was issued on June 23, 2020 and took effect on July 23, 2020.

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

The passage of the Holding Foreign Companies Accountable Act and recent delistings of Chinese telecommunications companies, and the general negative publicity surrounding China-based companies listed in the U.S. may result in increased regulatory scrutiny of us and negatively impact the trading price of our common stock and could have a material adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects.

We believe that the passage of the Holding Foreign Companies Accountable Act (the “HFCAA”) on December 18, 2020, the delistings of China Mobile Ltd., China Telecom Corp., and China Unicom Hong Kong Ltd. by executive order from the Trump administration on December 31, 2020, and the general negative publicity surrounding companies with operations in China, including concerning the directors and officers of such companies, that are listed in the U.S. have negatively impacted stock prices for such companies and the HFCAA may result in additional delistings of companies with significant China operations from U.S. securities exchanges. Various equity-based research organizations have published reports on China-based companies after examining, among other things, their corporate governance practices, related party transactions, sales practices and financial statements that have led to special investigations and stock suspensions on national exchanges, including as a result of purported whistle-blowing or leaking by employees or former employees. Any similar scrutiny of us, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors, decreases and volatility in the trading price of our common stock, and increased directors and officers insurance premiums and could have a material adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects.

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

In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons, including:

•	announcements of regulatory approval or a complete response letter, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•	announcements of therapeutic innovations or new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	any adverse changes to our relationship with manufacturers or suppliers;
•	the results of our testing and clinical trials;

•	the results of our efforts to acquire or license additional drug candidates;
•	variations in the level of expenses related to our existing drug candidates or preclinical and clinical development programs;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	achievement of expected product sales and profitability;
•	manufacture, supply or distribution shortages;
•	variations in our results of operations;
•	announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings;
•	publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts;
•	changes in financial estimates by securities research analysts;
•	announcements made by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures or capital commitments;
•	press reports or other negative publicity, whether or not true, about our business;
•	changes to our acting management team, including as a result of additions, departures and health-related leaves of absence;
•	fluctuations of exchange rates between the RMB and the U.S. dollar;
•	release or expiry of lock-up or other transfer restrictions on our outstanding common stock;
•	sales or perceived potential sales of additional common stock;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the U.S. equity markets;
•	changes in accounting principles; and
•	changes or developments in China or global regulatory environment.

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

We intend to retain most, if not all, of our available funds and earnings to fund the development and growth of our business. In addition, our Senior Credit Agreement with Oaktree and Sagard restricts our and our restricted subsidiaries’ ability to pay dividends. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Our board of directors has significant discretion as to whether to distribute dividends, subject to the restrictions contained in our financing agreements. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, restrictions on the form and amount of such dividends in our debt agreements, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on an investment in our common stock will likely depend entirely upon any future price appreciation of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain its current market price. You may not realize a return on your investment in our common stock and you may even lose your entire investment in our common stock.

There are limitations on the liability of our officers and directors, and we may have to indemnify our officers and directors in certain instances.

Our amended and restated certificate of incorporation limits, to the maximum extent permitted under Delaware law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. The indemnification provisions may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of certain proceedings against them as to which they could be indemnified. Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Delaware law does not permit a corporation to eliminate a director’s duty of care and the provisions of our certificate of incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director’s breach of the duty of care.

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

Our directors, officers and stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 42.4% of our outstanding common stock based on the number shares outstanding as of December 31, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

In addition, our directors and officers as a group, beneficially own in the aggregate approximately 14.6% of our outstanding common stock based on the number shares outstanding as of December 31, 2020. As such, our directors and executive officers could have considerable influence over matters such as approving a potential acquisition of us. Our directors and executive officers’ investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our Oncology Innovation Platform operates in several facilities globally: Our corporate headquarters is located in Buffalo, New York, where we occupy approximately 51,000 square feet of the Conventus Center for Collaborative Medicine, which includes approximately 16,000 square feet of a formulation testing and chemistry lab under a lease that expires in July 2025 and is renewable for an additional 10 years. We occupy approximately 1,300 square feet of office space in Cranford, New Jersey under a lease that expires in February 2025 that serves as our clinical research headquarters. We also occupy approximately 5,500 square feet of office and lab space which represents a portion of the IC Development Centre in Hong Kong under a lease that expires in November 2022 that serves as our Hong Kong headquarters and research and development center. We occupy approximately 6,200 square feet of office space in Taipei, Taiwan under a lease that expires in December 2022 which serves for clinical research and clinical data management. In addition, we occupy approximately 9,900 square feet of office space in multiple locations across Latin America under lease agreements which expire at various dates through October 2022, which serve as clinical research facilities.

Our Commercial Platform is headquartered and operates in approximately 15,000 square feet of office space in the Woodfield Preserve Office Center in Schaumberg, Illinois under a lease that expires in March 2027.

Our Global Supply Chain Platform utilizes several facilities globally: We occupy space in facilities in Clarence and Amherst, New York and Chongqing, China which provide our manufacturing and packaging capabilities for our proprietary and 503B products and our Active Pharmaceutical Ingredient operations. In addition, pursuant to an agreement with FSMC, FSMC is funding the costs of constructing a new manufacturing facility in Dunkirk, New York, which we will lease. FSMC will retain ownership of the facility and equipment, and we will lease the facility and equipment for $1.00 per year for an initial 10-year term in exchange for meeting certain spending and employment targets in the Dunkirk area during our term in the facility. The manufacturing facility is expected to be 409,000 sq. ft. and is targeted for completion in 2021. See “Business — Global Supply Chain Platform—Strategic Public-Private Partnerships—New York State Partnership” for more information. Lastly, Chongqing Sintaho Pharmaceuticals Co., Ltd. (“CQ Sintaho”), a wholly owned subsidiary of the Company, entered into a lease agreement with Chongqing International Biological City Development & Investment Co., Ltd (“CQ D&I”), an affiliate of CQ. Pursuant to the lease agreement with CQ D&I, CQ Sintaho will lease the newly constructed API of 34,517 square meters rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if CQ Sintaho is profitable, it will pay a monthly rent of 5 Chinese Renminbi per square meter of space occupied. This lease agreement was executed in January 2021. See “Business – Global Supply Chain Platform—Strategic Public-Private Partnerships—China Partnership” for more information.

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

As of February 19, 2021, there were 97 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street by brokers and other nominees.

Stock Price Performance Graph

The graph below shows a comparison from June 14, 2017, the date on which our common stock first began trading on the Nasdaq Global Select Market, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through to December 31, 2020. Such returns are based on historical results and are not intended to suggest future performance.

Cumulative Total Return Comparison

	June 14, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Athenex, Inc.	$100.00	$115.36	$138.82	$100.55
NASDAQ Composite	$100.00	$107.11	$144.84	$208.05
NASDAQ Biotechnology Index	$100.00	$98.23	$122.20	$153.59

This performance graph is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission (“SEC”) for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference to such filing.

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

The following selected statements of operations and comprehensive loss data and the cash flow data for the years ended December 31, 2020, 2019, and 2018 and the balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. You should read this data together with our audited consolidated financial statements and related notes appearing elsewhere in this filing and the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our future results. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S., or U.S. GAAP.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except share and per share data)
Statements of Operations and Comprehensive Loss Data:
Revenue:
Product sales, net	$105,274	$80,535	$56,394	$36,106	$19,394
License and other revenue	39,117	20,694	32,706	1,937	1,157
Total revenue	144,391	101,229	89,100	38,043	20,551
Cost of sales	95,355	69,619	47,005	25,122	19,718
Gross profit	49,036	31,610	42,095	12,921	833
Operating expenses:
Research and development expenses	75,904	84,393	119,905	76,797	60,624
Selling, general, and administrative expenses	96,855	66,749	49,008	46,112	25,956
Total operating expenses	172,759	151,142	168,913	122,909	86,580
Operating loss	(123,723)	(119,532)	(126,818)	(109,988)	(85,747)
Interest expense (net of interest income)	10,345	5,073	1,793	5,912	1,891
Loss on derivative liability	—	—	—	15,411	533
Loss on extinguishment of debt	10,278	—	—	—	—
Income tax expense (benefit)	4,088	928	100	85	(265)
Net loss	(148,434)	(125,533)	(128,711)	(131,396)	(87,906)
Less: net loss attributable to non-controlling interests	(2,255)	(1,784)	(11,271)	(226)	(191)
Net loss attributable to Athenex, Inc.	$(146,179)	$(123,749)	$(117,440)	$(131,170)	$(87,715)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (1)	$(1.72)	$(1.67)	$(1.82)	$(2.63)	$(2.19)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (1)	85,082,868	74,054,261	64,590,270	49,960,925	40,120,908
Comprehensive loss	$(146,678)	$(123,728)	$(117,950)	$(130,012)	$(88,796)

(1)

See Note 15 to our audited consolidated financial statements appearing elsewhere in this Annual Report for a description of the method used to calculate basic and diluted net loss per share attributable to Athenex, Inc. common stockholders and pro forma basic and diluted net loss per share attributable to Athenex, Inc. common stockholders.

	December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Balance sheet data:
Cash, cash equivalents, and restricted cash	$86,087	$127,674	$49,794	$39,284	$33,125
Short-term investments	138,636	33,139	57,629	11,753	8,628
Goodwill	38,891	38,513	37,495	37,795	37,552
Working capital(1)	229,820	159,398	119,143	38,615	23,904
Total assets	384,329	309,932	231,095	140,413	105,890
Long-term debt	148,587	53,246	46,764	1,981	41,807
Total liabilities	218,981	134,077	102,326	49,691	71,221
Non-controlling interests	(14,427)	(12,370)	(10,586)	685	862
Total stockholders' equity	$165,348	$175,855	$128,769	$90,722	$34,669

(1)	Working capital = total current assets - total current liabilities.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Cash flow data:
Net cash used in operating activities	$(131,243)	$(97,460)	$(109,387)	$(81,512)	$(47,870)
Net cash (used in) provided by investing activities	(118,972)	7,499	(48,963)	(10,018)	2,659
Net cash provided by financing activities	209,427	167,452	169,035	96,896	35,272
Net effect of foreign exchange rate changes	(799)	389	(175)	793	(431)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(41,587)	77,880	10,510	6,159	(10,370)
Cash, cash equivalents, and restricted cash at beginning of period	127,674	49,794	39,284	33,125	43,495
Cash, cash equivalents, and restricted cash at end of period	$86,087	$127,674	$49,794	$39,284	$33,125

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note About Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

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

We are organized around three operating segments: (1) our Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; (2) our Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs; and (3) our Global Supply Chain Platform, dedicated to providing a stable and efficient supply of APIs for our clinical and commercial efforts. Our current clinical pipeline in the Oncology Innovation Platform is derived from four different proprietary technologies: (1) Orascovery, based on a P-glycoprotein or P-gp pump, inhibitor, (2) Src Kinase inhibition, (3) T-cell Receptor-engineered T-cells (“TCR-T”), and (4) arginine deprivation therapy.

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

Significant developments in our Orascovery platform in 2020 include the following:

On February 26, 2021, we received a CRL from the FDA regarding our NDA for Oral Paclitaxel for the treatment of metastatic breast cancer. The FDA issues a CRL to indicate that the review cycle for an application is complete and that the application is not ready for approval in its present form. In the CRL, the FDA indicated its concern of safety risk to patients in terms of an increase in neutropenia-related sequelae on the Oral Paclitaxel arm compared with the IV paclitaxel arm in the Phase III study. The FDA also expressed concerns regarding the uncertainty over the results of the primary endpoint of ORR at week 19 conducted by BICR. The agency stated that the BICR reconciliation and re-read process may have introduced unmeasured bias and influence on the BICR. Additionally, the FDA recommended that we conduct a new adequate and well-conducted clinical trial in a patient population with MBC representative of the population in the U.S. The agency determined that additional risk mitigation strategies to improve toxicity, which may involve dose optimization and / or exclusion of patients deemed to be at higher risk of toxicity, are required to support potential approval of the NDA. We are working to consider the appropriate next steps in the development of Oral Paclitaxel. We plan to request a meeting with the FDA to discuss the FDA’s response, engage in a dialogue on the design and scope of a clinical trial to address the agency’s requirements and align on the next steps required to obtain approval.

On September 1, 2020, we announced that the FDA accepted for filing our NDA for Oral Paclitaxel for the treatment of metastatic breast cancer (“MBC”) and granted the application Priority Review. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA set a target action date of February 28, 2021.

On December 9, 2020, we presented updated Phase 3 data on survival and tolerability associated with Oral Paclitaxel in metastatic breast cancer patients at the 2020 San Antonio Breast Cancer Symposium (SABCS). Progression free survival (PFS) and overall survival (OS) data presented indicates benefits of Oral Paclitaxel versus IV paclitaxel and supports the superiority of increased overall response rate observed with Oral Paclitaxel. In the intent-to-treat (ITT) population, Oral Paclitaxel showed a benefit on PFS versus IV paclitaxel and showed a trend favoring Oral Paclitaxel on OS versus IV paclitaxel. Oral Paclitaxel demonstrated a median PFS of 8.4 months vs. 7.4 months, hazard ratio (HR) 0.768 (95% CI: 0.584, 1.01), p=0.046. Oral Paclitaxel demonstrated a median OS of 22.7 months vs. 16.5 months, HR 0.794 (95% CI: 0.607, 1.037), p=0.082.

On September 8, 2020, we and Quantum Leap Healthcare Collaborative (“Quantum Leap”) jointly announced the launch of two new study arms of the I-SPY 2 TRIAL to evaluate Oral Paclitaxel in combination with GlaxoSmithKline’s (“GSK”) dostarlimab, an investigational antibody binding PD-1, in the neoadjuvant chemotherapy setting, targeting stage 2/3 HER2+ and HER2- breast cancers. The I-SPY 2 TRIAL, sponsored by Quantum Leap, is a standing Phase 2 randomized, controlled, multicenter platform with a Bayesian adaptive randomization design aimed to rapidly screen and identify promising new treatments in specific subgroups of adults with newly-diagnosed, high-risk (high likelihood of recurrence), locally-advanced breast cancer that is either Stage II or Stage III. GSK will provide dostarlimab. We will provide Oral Paclitaxel. Quantum Leap will be responsible for running the trial.

On May 29, 2020, we presented interim data from an ongoing Phase II clinical trial in which Oral Paclitaxel monotherapy showed encouraging efficacy and tolerability in elderly patients with unresectable cutaneous angiosarcoma, an aggressive malignancy with poor prognosis. The interim results were presented at the American Society of Clinical Oncology (ASCO) 2020 Virtual Scientific Program and reflected data from 22 evaluable patients out of 26 enrolled patients. The interim data showed a clinical benefit rate (CR+PR+SD) of 100% in 22 evaluable patients who reached their first post treatment efficacy evaluation. All 22 patients experienced a reduction in tumor size. Complete responses (CR) were observed in 27.3% of patients (6/22), partial responses (PR) were observed in 22.7% of patients (5/22), and stable disease was observed in 50% of patients (11/22). Oral Paclitaxel has been generally well tolerated in this predominantly elderly population.

We are also evaluating Oral Paclitaxel in combination with other therapies, including anti-VEGF and anti-PD-1 therapies. We are studying Oral Paclitaxel with ramucirumab in a Phase 1b study in patients with advanced gastric cancer who failed previous chemotherapy and the expansion phase of the study has completed enrollment. Our Phase 1/2 study of Oral Paclitaxel in combination with pembrolizumab in patients with advanced solid malignancies is ongoing.

In addition to our lead product candidate, development of our other Orascovery product candidates is ongoing. We are planning Phase 2 studies for both Oral Irinotecan and Oral Docetaxel. A Phase 1 study of Oral Eribulin in patients with solid tumors is ongoing.

Our goal with Oral Paclitaxel, in the event we decide to continue development after our meeting with the FDA, is to establish Oral Paclitaxel as the chemotherapy of choice for patients receiving chemotherapy for MBC, although we can provide no assurance that we will be successful in obtaining the FDA’s approval to commercialize Oral Paclitaxel. We intend to explore establishing Oral Paclitaxel in other oncology indications where we believe taxanes will continue to be a foundational treatment and continue to explore combination therapies. Our strategy is to develop and, if we receive approval from the FDA, commercialize Oral Paclitaxel in the U.S. by leveraging our Commercial Platform and sales and marketing capabilities established in the U.S. We also plan to evaluate marketing options outside of the U.S., including using our internal resources, partnering with others, or out-licensing the product.

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

Significant developments in our Src Kinase inhibition platform in 2020 include the following:

On December 15, 2020, we announced that the FDA has approved Klisyri® (tirbanibulin) for the topical treatment of actinic keratosis (AK) on the face or scalp. Klisyri is the first FDA approved branded proprietary product for Athenex and was launched in the U.S., led by our partner Almirall S.A. (“Almirall”) on February 18, 2021. Klisyri will be manufactured by Athenex, highlighting the vertically integrated capabilities of the company ranging from a preclinical lead to a developed product for market launch. The FDA approved Klisyri based on the data from two pivotal, randomized, double-blind, vehicle-controlled Phase 3 studies (KX01-AK-003 and KX01-AK-004) that evaluated the efficacy and safety of Klisyri (tirbanibulin) ointment 1% in 702 adults with AK of the face or scalp. Tirbanibulin demonstrated complete clearance of AK lesions at day 57 in treated face or scalp areas in a significantly higher number of patients compared to vehicle. The most common adverse events were application site pruritus and pain reported by 9% and 10% of treated patients, respectively.

The New England Journal of Medicine published the pivotal Phase 3 trial results on Klisyri® for the topical treatment of AK of the face or scalp in the February 11, 2021 issue.

In March 2020, our partner Almirall announced that the European Medicines Agency (EMA) accepted the filing of a European marketing authorization for tirbanibulin ointment for the treatment of AK.

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

In September 2020, we announced that the FDA allowed our Investigational New Drug (IND) application for TCRT-ESO-A2, an autologous TCR-T cell therapy targeting solid tumors that are NY-ESO-1 positive in HLA-A*02:01 positive patients. TCRT-ESO-A2 is being developed by Axis Therapeutics Limited, a joint venture between Athenex and Xiangxue Life Sciences Limited (“XLifeSc”). TCRT-ESO-A2 is similar to TAEST16001, an autologous cell-based therapy being developed simultaneously by XLifeSc for clinical application in China in that both therapies express the same affinity-enhanced TCR.

PT01 targets cancer growth and survival by removing the supply of arginine to cancers that have a disrupted urea cycle. The FDA allowed our IND application for the clinical investigation of PT01 for the treatment of patients with advanced malignancies in 2019. We plan to initiate first human exposure in 2021.

Recent business updates and COVID-19 related measures

Since early 2020, after monitoring developments related to the spread of COVID-19, we have undertaken a number of measures in response to the COVID-19 pandemic, with a goal to prioritize the health and safety of our employees and ensure continuity in our business. These measures included implementing a work-from-home policy at various times and other efforts in accordance with recommendations by local authorities for certain of our personnel across the globe as well as imposing restrictions on travel and in-person meetings to protect the health and safety of our workforce while we continue to advance our clinical programs and operations. We have continued to add additional safety procedures and tools in all our locations. We adhere to all state and federal requirements as the same may be in force from time to time. While our operations in China were disrupted from late January to early March due to the COVID-19 pandemic, during March our Chinese operations returned to normal operation.  We have been deemed an “essential business” by New York State and as a result, we have experienced minimal disruptions at our New York-based operations in Clarence and Buffalo. Despite these efforts, we may from time to time experience additional disruptions related to COVID-19. For instance, in January 2021, we experienced disruptions related to our Chairman and Chief Executive Officer falling ill with COVID-19. We have supplied our employees with face coverings and other necessary personal protective equipment and have taken other measures to reduce the risk of the spread of COVID-19 at our work sites. Despite the delay in construction in both Dunkirk facility and API plant due to the pandemic, as of December 31, 2020, both facilities were in the final stage of completion. We accepted the API building and entered into a lease agreement with the local government in January 2021. Dunkirk facility is expected to commence operations in the second half of 2021.  We are actively monitoring our operations and supply chain across the globe and are making adjustments to respond to logistical challenges that arise due to COVID-19 where appropriate. Further, we have opened up our production facilities to produce medicines that are used to treat COVID-19 as part of our commitment to contribute to the COVID-19 relief effort.

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

On March 31, 2020, we entered into a letter agreement with Xiangxue Pharmaceutical Co., Ltd. (“Xiangxue”) to amend certain provisions of the license agreement entered into with Xiangxue in December 2019 (the “2019 Xiangxue License”). On June 30, 2020, we entered into a second supplemental agreement to amend certain provisions of the 2019 Xiangxue License to facilitate our receipt of payment from Xiangxue, providing, among other things, that notwithstanding the provisions of the 2019 Xiangxue License to the contrary, Xiangxue shall be entitled to make the USD $30 million upfront payment in Chinese Renminbi to Chongqing Taihao Pharmaceutical Co. Ltd. (“Taihao”), our wholly owned subsidiary in China, and we would bear the responsibility for indirect taxes in connection with license payments made under the 2019 Xiangxue License rather than Xiangxue. In the third quarter of 2020, pursuant to the 2019 Xiangxue License, we recognized $9.4 million license revenue, net of $0.6 million value added tax, for a milestone achievement. As of February 28, 2021, we have only received $1.5 million of the $10.0 million milestone achievement.  After consideration of historical collection rates, the current financial status of the counterparty, and other macroeconomic factors, we have recorded a provision for its expected credit losses for the outstanding balance of $8.5 million and $0.4 million related to currency conversion in our consolidated financial statements for the three months and year ended December 31, 2020, respectively.

In order to strengthen our short-term liquidity and to ensure financial flexibility, on June 19, 2020, we entered into a senior secured loan agreement and related security agreements (the “Senior Credit Agreement”) with Oaktree Fund Administration, LLC, as administrative agent, and the lenders party thereto (collectively, “Oaktree”) to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%. The first three tranches with a combined value of $150.0 million was funded, with a portion of the upfront loan proceeds being used to repay in full our credit facility with Perceptive Advisors LLC and its affiliates (“Perceptive”). The early repayment of the Perceptive facility resulted in a one-time loss on extinguishment of debt of $7.2 million. Additional debt tranches of $75.0 million in aggregate are available, subject to our achievement of certain regulatory and commercial milestones (see Liquidity and Capital Resources―Debt and Equity Financings―Oaktree Senior Credit Agreement). In connection with our entry into the Senior Credit Agreement, we granted warrants to Oaktree to purchase up to an aggregate of 908,393 shares of our common stock at a purchase price of $12.63 per share and entered into a registration rights agreement with Oaktree on June 19, 2020, pursuant to which, among other things, we agreed to register for resale the shares of common stock issuable upon exercise of the warrants. On August 6, 2020, we filed with the SEC a Registration Statement on Form S-3 (File No. 333-241665) registering for resale the shares of common stock issuable upon exercise of the warrants.

On August 4, 2020, we entered into a Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (“Sagard”), pursuant to which Sagard has agreed to pay us $50.0 million (the “Product Payment”) to provide funding for our development and commercialization of Oral Paclitaxel upon receipt of marketing authorization for Oral Paclitaxel by the U.S. FDA for the treatment of MBC. In exchange for the Product Payment, we have agreed to make payments to Sagard equal to 5.0% of our world-wide net sales of Oral Paclitaxel, subject to a hard cap equal to the lesser of 170% of the Product Payment and the Put/Call Price set forth in the Revenue Interest Financing Agreement (the “Hard Cap”). We are required to make certain additional payments to Sagard to the extent Sagard has not received Payments equaling at least $20.0 million by September 30, 2024 and at least $50.0 million by August 4, 2026, in the amount of the applicable shortfall, and, subject to the Hard Cap, if Sagard has not received payments equaling at least $85.0 million by the tenth anniversary of the date the Product Payment is funded, in an amount such that Sagard will have obtained a 6.0% internal rate of return on the Product Payment (see Note 11 - Debt and Lease Obligations).

Sagard and its co-investors OPB SHRP Co-Invest Credit Limited and SIMCOE SHRP Co-Invest Credit Ltd. (the “IMCO Investors”) also acquired by assignment (the “Assignment”) term loans and commitments equal to $50.0 million under the Senior Credit Agreement. In connection with the Assignment, we granted warrants to Sagard and the IMCO Investors to purchase up to an aggregate of 201,865 shares of our common stock at a purchase price of $12.63 per share. As a result of the issuance of the additional warrants, we evaluated the debt modification in accordance with Accounting Standards Codification (“ASC”) 470 and concluded that the assigned debt qualified for a partial debt extinguishment of the existing Senior Credit Agreement with Oaktree. Therefore, we recorded a loss on partial extinguishment of debt in the amount of $3.0 million for the three months ended September 30, 2020.

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

Outlook

We have a comprehensive and experienced leadership team who have come together under one organization to achieve our mission of improving the lives of cancer patients by creating more effective, safer and tolerable treatments. We have the goal of becoming a global leader in bringing innovative cancer treatments to the market and improving health outcomes. To achieve our goal, we have established the following strategic priorities, which, after receipt of a CRL for our NDA for Oral Paclitaxel, are currently under review by management:

Obtain regulatory approval for our product candidates and prepare to commercialize Klisyri and our other approved products in the U.S. and abroad - On February 26, 2021, we received a CRL from the FDA regarding our NDA for our lead product candidate, Oral Paclitaxel, for the treatment of metastatic breast cancer. We are working to consider the appropriate next steps in the development of Oral Paclitaxel. We plan to request a meeting with the FDA to discuss the FDA’s response, engage in a dialogue on the design and scope of a clinical trial to address the agency’s requirements and align on the next steps required to obtain approval. Our goal with Oral Paclitaxel, in the event we decide to continue development after our meeting with the FDA, is to establish it, if approved, as the chemotherapy of choice for patients with MBC and to commercialize Oral Paclitaxel in the U.S. by leveraging our commercialization capabilities in the U.S. We also plan to evaluate marketing options outside of the U.S., including using our internal resources, partnering with others, or out-licensing the product. The FDA has approved Klisyri® (tirbanibulin) for the topical treatment of AK on the face or scalp. Our strategic partner Almirall launched Klisyri in the U.S. on February 18, 2021 and will employ its expertise to support the development of tirbanibulin in Europe. If approved, Almirall will also commercialize the product in European countries, including Russia.

Rapidly and concurrently advance our other clinical programs and product candidates - We intend to pursue the fastest feasible pathways to approval of our existing clinical product pipeline. We plan to continue to advance our studies evaluating Oral Paclitaxel in other indications. As part of our label expansion strategy, we intend to pursue those indications where paclitaxel is already indicated by FDA approval or is on National Comprehensive Cancer Network guidelines, and we also intend to explore combinations with new modalities, such as immunotherapies and targeted therapies. We will continue to advance the development of our other Orascovery product candidates to maximize the value of the Orascovery platform. In addition, we continue to make progress with the development of the clinical program for tirbanibulin. We will also evaluate options to enter into partnerships and collaborations where appropriate.

Enhance and expand our other new technology platforms -  We intend to continue expanding and broadening our oncology pipeline. In 2020, the FDA allowed the IND application for TCRT-ESO-A2, which represents Athenex’s first T cell therapy product cleared to advance to the first stage of clinical development in the U.S.  The FDA also allowed the IND application for the clinical investigation of PT01, an arginine deprivation therapy, for the treatment of patients with advanced malignancies and we plan to initiate first human exposure in 2021. In addition to our existing portfolio of clinical candidates, our research and development teams are evaluating additional applications of our novel technology platforms. For example, our novel Cytochrome P450 (“CYP”) and P-gp dual inhibitor technology could expand the breadth of application for our oral enabling platform.

Leverage our global research and development operations to continue development of an oncology-focused product pipeline - We have research and development operations in the U.S., U.K., China, Taiwan and Latin America that are focused on advancing our existing product pipeline and on developing additional novel clinical drug product candidates in order to replenish our development pipeline as other candidates mature. We have developed a core competency in oral absorption technology and apply that skill to develop new methods of drug discovery and to identify new pipeline candidates. In addition, we may leverage our research and development capabilities to partner with others for the development of new pipeline candidates. We believe that we can create substantial long-term value by pursuing a robust, ongoing research and development program.

Continue to build an integrated business model that leverages our proprietary commercial platform, supply chain and cGMP manufacturing capabilities - We built our U.S. commercial operation in preparation for future FDA approvals of our proprietary product candidates. We believe that our experienced product commercialization team can build an infrastructure that leverages both our global facilities and collaborative relationships to achieve global distribution of any products approved by the FDA and regulatory authorities in other jurisdictions, as applicable, in a timely and cost-effective manner. Our strategic partner Almirall will employ its expertise to support the development in Europe and also to commercialize tirbanibulin in the U.S. and if approved, European countries, including Russia. In addition, we currently expect to continue to invest in our CMC development for our product candidates and manufacturing infrastructure, which may involve significant capital expenditures, utilizing U.S. current Good Manufacturing Practices (“cGMP”) manufacturing facilities from our public/private partnerships in both the China and U.S. markets as a mechanism to build-out our supply chain around the world. We plan to commence 503B compounding at our Dunkirk facility when it is operational later this year, and to utilize the facility for ointment, injectables, and ultimately our proprietary drugs.

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

As we pursue these strategic priorities, we expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we seek to:

•	Continue to advance our lead programs, Orascovery and Src Kinase inhibition technology platforms, through clinical development;
•	Continue to invest in further developing our Commercial Platform ahead of our intended proprietary drug launch of Oral Paclitaxel and other drug candidates upon approval;
•	Continue our current preclinical and clinical research program and development activities;
•	Continue to invest in our manufacturing facilities;
•	Advance the preclinical and clinical research program and development activities of our in-licensed technology platforms, TCR-T immunotherapy and arginine deprivation therapy;
•	Seek to identify additional research programs and product candidates within existing platform technologies;
•	Attain new drugs and technologies through acquisitions or in-licensing opportunities;
•	Hire additional research, development and business personnel;
•	Maintain, expand and protect our IP portfolio; and
•	Incur additional costs associated with operating as a public company.

Results of Operations

Except where otherwise noted, the following discussion compares fiscal years 2019 and 2020 results. For a discussion on the comparison between fiscal year 2018 and fiscal year 2019 results, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC and incorporated by reference herein.

Since inception, we have devoted a substantial amount of our resources to research and development of our lead product candidates under our Orascovery, Src Kinase inhibition, TCR-T immunotherapy and arginine deprivation therapy technology platforms, to sales and general administrative costs associated with our operations, and to the development of our specialty drug operations in our Commercial Platform and 503B operations. We have incurred significant net losses since inception. Our net losses were $148.4 million, $125.5 million, and $128.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, we had an accumulated deficit of approximately $713.6 million and $567.5 million, respectively.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, private placements, debt and convertible bonds, and to a lesser extent, through revenue generated from our Global Supply Chain Platform. Our operating activities used $131.2 million, $97.5 million and $109.4 million of cash during the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had cash and cash equivalents of $69.6 million, restricted cash of $16.5 million, and short-term investments of $138.6 million.

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

The following table sets forth the components of our consolidated revenue and the amount as a percentage of total revenue for the periods indicated.

	Year ended December 31,
	2020		2019		2018
	(in thousands)%		(in thousands)%		(in thousands)%
Product sales, net	$105,274	73%	$80,535	80%	$56,394	63%
License and other revenue	39,117	27%	20,694	20%	32,706	37%
	$144,391		$101,229		$89,100

Cost of Sales

Along with sourcing from third-party manufacturers, we manufacture clinical products in our U.S. current Good Manufacturing Practices (“cGMP”) facility in New York. Cost of sales primarily includes the cost of finished products, raw materials, labor costs, manufacturing overhead expenses and reserves for expected scrap, as well as transportation costs. Cost of sales also includes depreciation expense for production equipment, changes to our excess and obsolete inventory reserves, certain direct costs such as shipping costs, net of costs charged to customers, and sublicense fees related to in-license agreements.

Research and Development Expenses

Research and development (“R&D”) expenses primarily consist of the costs associated with in-licensing of product candidates, milestone payments, conducting preclinical studies and clinical trials, activities related to regulatory filings and other R&D activities. The following table sets forth the components of our R&D expenses and the amount as a percentage of total R&D expenses for the periods indicated.

	Year Ended December 31,
	2020		2019		2018
	(in thousands)%		(in thousands)%		(in thousands)%
Wages, benefits, and related costs	$22,809	30%	$19,569	23%	$17,715	15%
Clinical trial costs	36,245	48%	45,839	54%	49,572	41%
Preclinical research costs	8,411	11%	8,418	10%	3,699	3%
Drug licensing costs	2,437	3%	8,071	10%	38,037	32%
Other research and development costs	6,002	8%	2,496	3%	10,882	9%
Total research and development costs	$75,904		$84,393		$119,905

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

Selling, General and Administrative Expenses

Selling, general and administrative, (“SG&A”), expenses primarily consist of compensation, including salary, employee benefits and stock-based compensation expenses for sales and marketing personnel, and for administrative personnel that support our general operations such as executive management, legal counsel, financial accounting, information technology, and human resources personnel. SG&A expenses also include professional fees for legal, patent, consulting, auditing and tax services, as well as other direct and allocated expenses for rent and maintenance of facilities, development of the facility in Dunkirk, New York, insurance and other supplies used in the selling, marketing, general and administrative activities. SG&A expenses also include costs associated with our commercialization efforts for our proprietary drugs, such as market research, brand strategy and development work on market access, scientific publication, product distribution, and patient support.

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

Interest Expense and Interest Income

Interest expense consists primarily of interest on our long-term loans and the amortization of our debt discount. Interest income consists primarily of interest generated from our cash and short-term investments in U.S. Treasury securities, U.S. agency securities, high rated commercial papers and corporate bonds.

Loss on Extinguishment of Debt

The loss on extinguishment of debt is the result of refinancing the senior secured loan agreement with Perceptive with the Senior Credit Agreement with Oaktree, as well as the subsequent assignment of a portion of the Senior Credit Agreement to Sagard. The refinancing of the senior secured loan agreement with Perceptive resulted in an exit fee and the recognition of the unamortized debt discount as a loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss. The assignment of a portion of the Senior Credit Agreement to Sagard qualified as a partial debt extinguishment and resulted in a proportional loss from the existing unamortized debt discount, inclusive of unamortized deferred financing fees.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2020 and 2019, together with the changes in those items in dollars and as a percentage. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Year ended December 31,
	2020	2019	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$105,274	$80,535	$24,739	31%
License and other revenue	39,117	20,694	18,423	89%
Total revenue	$144,391	$101,229	43,162
Cost of sales	(95,355)	(69,619)	(25,736)	37%
Gross profit	49,036	31,610	17,426
Research and development expenses	(75,904)	(84,393)	8,489	-10%
Selling, general, and administrative expenses	(96,855)	(66,749)	(30,106)	45%
Interest income	874	1,881	(1,007)	-54%
Interest expense	(11,219)	(6,954)	(4,265)	61%
Loss on extinguishment of debt	(10,278)	—	(10,278)	100%
Income tax expense	(4,088)	(928)	(3,160)	341%
Net loss	(148,434)	(125,533)	(22,901)
Less: net loss attributable to non-controlling interests	(2,255)	(1,784)	(471)	-26%
Net loss attributable to Athenex, Inc.	$(146,179)	$(123,749)	$(22,430)

Revenue

Product sales for the year ended December 31, 2020 was $105.3 million, an increase of $24.7 million, or 31%, as compared to $80.5 million for the year ended December 31, 2019. This increase was primarily attributable to a significant increase in specialty product sales of $39.1 million as a result of increased demand for COVID-19 related drugs due to the global health pandemic and the launch of additional products. We experienced an increase in purchases from our existing customers as well as obtaining large, non-recurring orders of specialty products from new customers. Fluctuations in the infection rate and the spread of the global health pandemic and market demand can significantly affect our product sales in the future. If and when the COVID-19 pandemic recedes temporarily or is quelled, we expect to see a significant softening in demand for these products. This increase was partially offset by a decrease in API and 503B products sales of $9.1 million, and $5.0 million, respectively, due to the suspension of production of commercial batches at our old API facility in May 2019, and the discontinued sales of compounded vasopressin drug products in ready-to-use form in August 2019.  Contract manufacturing revenue also decreased by $0.3 million during the period.

We recognized $39.1 million and $20.0 million in collaboration and license revenue for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we recognized $37.7 million in license revenue, net of $2.3 million VAT pursuant to the 2019 Xiangxue License to develop and commercialize Oral Paclitaxel, Oral Irinotecan, and tirbanibulin ointment in People’s Republic of China (“PRC” or “China”), Hong Kong, and Macau, and $1.0 million in license revenue pursuant to the license agreement we entered into with PharmaEssentia Corp. (“PharmaEssentia”) to develop and commercialize Oral Paclitaxel, Oral Irinotecan, and Oral Docetaxel in Taiwan, Singapore, and Vietnam. During the year ended December 31, 2019, we recognized $20.0 million in collaboration and license revenue pursuant to the license agreement entered into with Almirall in December 2017 under which Almirall acquired an exclusive license to research, develop and commercialize tirbanibulin in the U.S., Europe, and Russia.

Cost of Sales

Cost of sales totaled $95.4 million for the year ended December 31, 2020, an increase of $25.7 million, or 37%, as compared to $69.6 million for the year ended December 31, 2019. The increase in our cost of specialty product sales was in-line with the increase in revenue and we continued to incur fixed costs despite decreased production at our old API facility in Chongqing. Additionally, we incurred sublicense fees of $5.8 million on our license revenue for the year ended December 31, 2020.

Research and Development Expenses

R&D expenses totaled $75.9 million for the year ended December 31, 2020, a decrease of $8.5 million, or 10%, as compared to $84.4 million for the year ended December 31, 2019. This was primarily due to a decrease in clinical operations, drug licensing fees, and included the following:

•

$9.1 million decrease in clinical studies costs related to the supply of clinical studies and patient costs on Oral Paclitaxel, and tirbanibulin ointment, as all Phase 3 studies wound down, and we filed an NDA with the FDA for Oral Paclitaxel in September 2020 and for tirbanibulin ointment in March 2020;

•

$5.6 million decrease in drug development for specialty products, and licensing costs primarily related to TCR-T immunotherapy technology and arginine deprivation therapy technology incurred during the prior year; and

•	$0.5 million decrease in regulatory costs in connection with our NDA preparation that began during 2019.

The decrease in these R&D expenses was partially offset by an increase of $3.5 million in medical affairs related to preparing our proprietary drugs for commercialization, API research and development, and a $3.2 million increase related to the expansion of our R&D teams in Latin America and Taiwan.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses totaled $96.9 million for the year ended December 31, 2020, an increase of $30.1 million, or 45%, as compared to $66.7 million for the year ended December 31, 2019. This was primarily due to an increase of $16.7 million primarily related to preparations for the commercialization of our proprietary drugs, if approved, a provision for credit losses of $8.9 million related to our license milestone receivable, an increase of $2.6 million in costs related to the expanded work forces at our manufacturing plants, and an increase of $1.9 million of general, administrative expense, including professional service fees, IT, insurance, and other operating expenses.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments and decreased by $1.0 million, or 54%, from 2019 to 2020 due a significant decrease in market rates for commercial paper, corporate bonds, and U.S. Treasury securities. Interest expense for the year ended December 31, 2020 totaled $11.2 million, an increase of $4.2 million, or 61%, as compared to $7.0 million for the year ended December 31, 2019, primarily due to increased borrowings. Interest expense in 2020 included interest on borrowings under the credit agreement with Perceptive we entered into in June 2018, and the Senior Credit Agreement with Oaktree we entered into in June 2020 to finance, in part, to repay in full the outstanding loan and fees under the credit agreement with Perceptive. The majority of interest expense in the prior period was incurred from the Perceptive debt.

Loss on Debt Extinguishment

We recognized a $7.2 million loss on the extinguishment of debt related to the termination of the senior secured loan agreement with Perceptive and a $3.0 million loss on the partial extinguishment of debt related to the assignment of a portion of the senior secured loan from Oaktree’s co-investors to Sagard during the year ended December 31, 2020.

Income Tax Expense

For the year ended December 31, 2020, we incurred income tax expense of $4.1 million, compared to $0.9 million for the same period in 2019. The increase in income tax expenses was primarily attributable to $3.9 million foreign tax withholding in relation to license revenue recognized in 2020.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  Our cash requirement was primarily cash used for our R&D programs, SG&A costs associated with our operations, the development of our specialty drug operations in our Commercial Platform and 503B operations, and the investment we are making in our pre-launch activities in anticipation of commercializing our proprietary drugs. We incurred net losses of $148.4 million, $125.5 million and $128.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $713.6 million. Our operating activities used $131.2 million, $97.5 million and $109.4 million of cash during the years ended December 31, 2020, 2019, and 2018, respectively. We intend to continue to advance our various clinical and pre-clinical programs which we expect will lead to increased cash outflow of research and development costs and increase our investments in commercialization activities for our proprietary drugs. In addition, we can provide no assurance that the funding requirements to diversify the product portfolio for specialty drug products in the Commercial Platform and 503B operations will decline in the future. Our principal sources of liquidity as of December 31, 2020 were cash and cash equivalents totaling of $69.6 million, restricted cash of $16.5 million, held in a controlled bank account in connection with the Senior Credit Agreement with Oaktree, and short-term investments totaling $138.6 million, which are generally high-quality investment grade corporate debt securities.

In September 2020, we successfully raised $118.7 million through public offering of our shares, thus alleviated the substantial doubt about our ability to continue as a going concern as of June 30, 2020. We believe that our cash from operations and existing cash, cash equivalents, restricted cash, and short-term investments will enable us to meet our current operational liquidity needs and fund operations into the second quarter of 2022. The Company’s estimates are based on relevant conditions that are known and reasonably knowable at the date of these consolidated financial statements being available for issuance, and are subject to change due to changes in business, industry or macroeconomic conditions. This forecasted cash runway does not reflect additional funding available to us through the existing Senior Credit Agreement with Oaktree, or the Revenue Interest Financing Agreement with Sagard. Further, we do not expect to have access to additional capital under these facilities and will need to find alternative sources of financing until such time as Oral Paclitaxel is approved or we will need to renegotiate these arrangements.

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

The Revenue Interest Financing Agreement contains customary representations and warranties and certain restrictions on our ability to incur indebtedness and grant liens on intellectual property related to Oral Paclitaxel. In addition, the Revenue Interest Financing Agreement provides that if certain events (“Put Option Events”) occur, including certain bankruptcy events, non-payment of Payments, a change of control, an out-license or sale of all of the rights in and to Oral Paclitaxel in the U.S. (other than any out-licensing transaction that includes all or substantially all of the U.S. and European development and commercialization rights to Oral Paclitaxel with a pharmaceutical company with global annual revenues for its most recently completed fiscal year that is greater than or equal to $500.0 million attributable to its oncology business) and (subject to applicable cure periods) non-compliance with the covenants in the Revenue Interest Financing Agreement, Sagard may require us to repurchase its interests in the Payments at the Put/Call Price. Our ability to access capital under the agreement is dependent upon receiving regulatory approval for Oral Paclitaxel in the U.S. for the treatment of MBC and Sagard may also terminate the Revenue Interest Financing Agreement if we have not received marketing authorization for Oral Paclitaxel by the FDA for the treatment of metastatic breast cancer by December 31, 2021. Due to our receipt of a CRL for our Oral Paclitaxel NDA requiring an additional clinical trial, we will likely not receive FDA approval before December 31, 2021 and Sagard will have the ability to exercise the termination right absent our renegotiation of this provision.

Sagard and the IMCO Investors also acquired by the Assignment term loans and commitments equal to $50.0 million under the Senior Credit Agreement. In connection with the Assignment, we granted warrants to Sagard and the IMCO Investors to purchase up to an aggregate of 201,865 shares of our common stock at a purchase price of $12.63 per share. As a result of the issuance of the additional warrants, we evaluated the debt modification in accordance with ASC 470 and concluded that the assigned debt qualified for a partial debt extinguishment of the existing Senior Credit Agreement with Oaktree. Therefore, we recorded a loss on partial extinguishment of debt in the amount of $3.0 million for the three months ended September 30, 2020.

Oaktree Senior Credit Agreement

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

The first tranche of $100.0 million was drawn prior to June 30, 2020, with $54.1 million of the proceeds used in part to repay in full the outstanding loan and fees under the credit agreement with Perceptive and an additional $11.0 million of the upfront loan proceeds held by us as restricted cash in a debt service reserve account, and $6.4 million in fees and expenses incurred in connection with the financing, leaving $28.5 million in available proceeds from the first tranche. The second tranche of $25.0 million was drawn prior to September 30, 2020 and the third tranche of $25.0 million was drawn prior to December 31, 2020. Tranche C and E of $75.0 million in the aggregate are available for borrowing from time to time prior to the date that is either 24 or 36 months after the Closing Date, subject to our achievement of certain regulatory and commercial milestones, each as further set forth below:

Tranche	Funding Condition	Tranche Commitment Amount
Tranche C

The receipt of approval from the FDA of an NDA in respect of the use of Oral Paclitaxel permitting the marketing of Oral Paclitaxel in interstate commerce in the United States to treat metastatic breast cancer.

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

The Senior Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, the Senior Credit Agreement contains certain financial covenants, including, among other things, maintenance of minimum liquidity and a minimum revenue test, measured quarterly until the last day of the second consecutive fiscal quarter where the consolidated leverage ratio does not exceed 4.5 to 1, provided that thereafter we cannot allow our consolidated leverage ratio to exceed 4.5 to 1, measured quarterly. Failure of the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company. At December 31, 2020, we were in compliance with all applicable covenants.

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

As of December 31, 2020, we had cash and cash equivalents of $69.6 million, restricted cash of $16.5 million, and short-term investments of $138.6 million. We believe that the existing cash and cash equivalents, restricted cash, and short-term investments will fund operations into the second quarter of 2022. The Company’s estimates are based on relevant conditions that are known and reasonably knowable at the date of these consolidated financial statements being available for issuance, and are subject to change due to changes in business, industry or macroeconomic conditions. This forecasted cash runway also does not contemplate the additional funding we may receive through the Senior Credit Agreement and Revenue Interest Financing Agreement. Further, we do not expect to have access to additional capital under these facilities and will need to find alternative sources of financing until such time as Oral Paclitaxel is approved or will need to renegotiate these arrangements. We have based these estimates on assumptions that may prove to be wrong, and it could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated.

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

Until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and government grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and might require the issuance of warrants, which could potentially dilute the ownership interest of holders of common stock. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we might have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that might not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we might be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020, 2019, and 2018:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(131,243)	$(97,460)	$(109,387)
Net cash (used in) provided by investing activities	(118,972)	7,499	(48,963)
Net cash provided by financing activities	209,427	167,452	169,035
Net effect of foreign exchange rate changes	(799)	389	(175)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(41,587)	$77,880	$10,510

Net Cash Used in Operating Activities

The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The primary use of our cash in all periods presented was to fund our R&D, regulatory and other clinical trial costs, drug licensing costs, inventory purchases, pre-launch commercialization activities, and other expenditures related to sales, marketing and administration. Our prepaid expenses and other current assets, accounts payable and accrued expense balances in all periods presented were affected by the timing of vendor invoicing and payments.

During the year ended December 31, 2020, operating activities used $131.2 million of cash, which resulted principally from our net loss of $148.4 million, adjusted for non-cash charges of $37.2 million and cash used by our operating assets and liabilities of $20.0 million. Our non-cash charges during the year ended December 31, 2020 primarily consisted of $10.9 million of stock-based compensation, $10.3 million of loss on extinguishment of debt, $9.5 million provision for expected credit losses, $4.5 million of depreciation and amortization, and $1.8 million of amortization of debt discount. Our operating assets increased $16.4 million for accounts receivable mainly related to the contract asset recognized from license revenue in the current period and the increased sales of specialty products during the year ended December 31, 2020 and decreased by $5.7 million for prepaids related to the Dunkirk construction, as it entered into the final stage of completion, and other assets, and $3.8 million for inventory of all drug products. Our operating liabilities decreased by $13.1 million mainly due to a decrease in accrued construction costs and accrued inventory purchases, offset by an increase in accrued selling costs and rebates, an increase in accrued interest, and other operating liabilities.

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

Net Cash (Used in) Provided by Investing Activities

In 2020, cash used in investing activities of $119.0 million was primarily attributable to $105.5 million in purchases of short-term investments, net of sales and maturities, $13.3 million in purchasing property and equipment, and $0.2 million in payment for licenses.

In 2019, cash provided by investing activities of $7.5 million was primarily attributable to $24.4 million in sale and maturity of short-term investments, net of purchases, and $0.9 million provided by the acquisition of CIDAL, offset by $13.6 million in purchasing property and equipment, and $4.2 million in payment for licenses.

In 2018, cash used in investing activities of $49.0 million was primarily attributable to $3.3 million in purchasing property and equipment, $45.5 million in net purchases of short-term investments, and $0.1 million in payment for licenses.

Net Cash Provided by Financing Activities

In 2020, cash provided by financing activities was $209.4 million, which primarily consisted of $127.0 million from the sale of common stock and $143.0 million from the draw downs of debt from our Senior Credit Agreement with Oaktree and $2.1 million to fund our new API plant in China, $7.0 million from the issuance of warrants to Oaktree and Sagard, and $1.7 million from the exercise of stock options, partially offset by $54.4 million repayment of the Perceptive loan and other long-term debt, and $7.9 million and $9.4 million issuance costs related to sale of our common stock in our underwritten follow-on public offering and the issuance of the new Oaktree debt and warrants to Oaktree and Sagard, respectively.

In 2019, cash provided by financing activities was $167.5 million, which primarily consisted of net proceeds of $161.1 million from the issuance of our common stock mostly from private placements, net of offering expenses of approximately $1.1 million, and $6.5 million from the issuance of debt to fund our new API plant in China, offset by $1.0 million repayment of debt and finance lease obligations.

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

Indebtedness

We had $158.1 million and $63.9 million of debt as of December 31, 2020 and 2019, respectively. As of December 31, 2020, this primarily consisted of finance and operating lease obligations, the Senior Credit Agreement entered into with Oaktree during 2020, and a credit agreement with Chongqing Maliu Riverside Development and Investment Co., LTD.

In 2020, we entered into a Senior Credit Agreement with Oaktree to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%, payable quarterly. We are required to make quarterly interest-only payments until the second anniversary of the Senior Credit Agreement, after which we are also required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Ninety days after the date of the Senior Credit Agreement, we will be required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date and the commitment termination date. We are also required to pay an exit fee at maturity equal to 2.0% of the aggregate principal amount of the loans funded under the Senior Credit Agreement.

In 2019, we entered into a credit agreement which amended the existing partnership agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), for a Renminbi ¥50.0 million (USD $7.2 million at December 31, 2019) line of credit to be used for the construction of the new API plant in China. We are required to repay the principal amount with accrued interest within three years after the plant receives cGMP certification, with 20% of the total loan with accrued interest is due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount. If we fail to obtain the cGMP certification within three years upon the completion and acceptance of the plant, we shall return all renovation costs with the accrued interest to CQ, in a single transaction within the first ten business days of the next day. If we fail to obtain the cGMP certification within three years of the acceptance of the plant, we are required to return all renovation costs with accrued interest to CQ within ten business days. As of December 31, 2020, the balance due to CQ was $7.6 million.

Capital Expenditures

Our liquidity position and capital requirements are subject to a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	Our ability to generate revenue;
•	Our ability to improve margins on our commercial products;
•	Fluctuations in working capital; and
•	Our ability to raise additional funds.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	Continuous support of the development and research of our proprietary drug products;
•	Build out of our new API plant in China and improvements in our existing manufacturing capacity and efficiency;
•	Build out of our manufacturing facility in Dunkirk;
•	New research and product development efforts; and
•	Support of our commercialization efforts related to our current and future products.

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

In 2015, we entered into two public-private partnerships. New York State is investing in a 409,000 square foot, ISO Class 5 high potency oral and sterile injectable pharmaceutical manufacturing facility, which is under construction in Dunkirk, New York. We will be able to occupy the space on concessionary terms. In Chongqing, China, funded by the Banan District government, a cGMP API and a GMP pharmaceutical manufacturing plant is being built, which we will occupy on concessionary terms. We plan to utilize these plants to manufacture API and the finished drugs in which these API will be used. New York State and the Banan District governments will each fund a majority of the construction costs and hold ownership of the manufacturing and office facilities. We are responsible for the costs of all equipment and technology for the facilities. In addition, in July 2017 we entered into a 20-year payment in-lieu of tax agreement for the construction of our Dunkirk facility with the CCIDA, valued at approximately $9.1 million. In December 2017, we entered into an agreement with M+W U.S., Inc., or M+W (now renamed Exyte U.S. Inc.), whereby M+W will be responsible for the design and construction of the Dunkirk facility at a cost estimated about $208.0 million. We are also responsible for the cost of furnishing the facility. Payments under the December 2017 agreement will be made to M+W over time based upon completion of certain milestones under the agreement, and ESD must approve any payment from the grant funds. As of December 31, 2020, construction of the Dunkirk manufacturing facility and the new API manufacturing facility in Chongqing was in the final stage of completion. We accepted the API building and entered into a lease agreement with CQ in January 2021 and commenced operations since. We expect Dunkirk facility to commerce operations in the second half of 2021.

Future Capital Requirements

We believe that our existing cash, cash equivalents, restricted cash, and short-term will fund operations into the second quarter of 2022. The Company’s estimates are based on relevant conditions that are known and reasonably knowable at the date of these consolidated financial statements being available for issuance, and are subject to change due to changes in business, industry or macroeconomic conditions. This cash runway does not reflect additional funding available to us through our existing Senior Credit Agreement with Oaktree, as administrative agent, or the Revenue Interest Financing Agreement with Sagard.  Further, we do not expect to have access to additional capital under these facilities and will need to find alternative sources of financing until such time as Oral Paclitaxel is approved or will need to renegotiate these arrangements. We have based these estimates on assumptions that may prove to be wrong, and it could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. Operations have been funded primarily through the sale of common stock, senior secured loans, and to a lesser extent, from convertible bond financing, revenue, and grant funding. Although we plan to raise additional funds or access additional funding via the Senior Credit Agreement and Revenue Interest Financing, these plans are subject to market conditions which are outside of our control and based on the satisfaction of future milestone funding conditions, and therefore cannot be deemed to be probable. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2020 is as follows:

	Payments Due by Period				Total
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Amounts Committed
	(in thousands)
Operating leases	$3,454	$5,023	$3,473	$479	$12,429
Long-term debt	1,634	22,669	27,919	110,410	162,632
Finance lease obligations	468	523	177	—	1,168
License fees	3,216	—	—	—	3,216
	$8,772	$28,215	$31,569	$110,889	$179,445

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

In addition, we have certain obligations under licensing arrangements with third parties contingent upon achieving various development, regulatory, and commercial milestones. Pursuant to our license agreement with Polytom, we may be required to make payments worth up to $44.0 million of our common stock or cash upon the occurrence of certain regulatory milestones related to a pegylated genetically modified human arginase, and make royalty payments representing a percentage of net sales of the licensed products. Pursuant to our license agreement with Avalon HepaPOC, we may be required to make payments worth up to $4.8 million of our common stock or cash upon the occurrence of certain regulatory and sales milestones related to the meter and strips for conduct of liver function tests in humans taking our oncology drugs and make royalty payments representing a percentage of aggregate net sales of the licensed product. Pursuant to the license agreement with XLifeSc, our 55% owned joint venture Axis Therapeutics Limited, we may be required to make cash payments worth up to $108.0 million upon the occurrence of certain regulatory milestones related to XLifeSc’s proprietary TCR-T technology, and make royalty payments representing a percentage of aggregate net income generated by sales of licensed products. Pursuant to our license agreements with Hanmi, we may be required to make equity payment of $24.0 million upon regulatory approval of a product within the Orasovery platform and make tiered royalty payments based on net sales of any product using the licensed intellectual property. These amounts are not included in the table above.

Under our partnerships with New York State and CQ, we are obligated to contribute to the building of manufacturing facilities in Dunkirk, NY and Chongqing, China. Pursuant to our arrangement with New York State, we are committed to bear the costs of the construction of the facility in Dunkirk, NY in excess of approximately $208.0 million, as described in Capital Expenditures above.  Further, we are entitled to lease the facility and all equipment at a rate of $1.00 per year for an initial 10-year term and for the same rate if we elect to extend the lease for an additional 10-year term. We are responsible for all operating costs and expenses for the facility and are committed to spending $1.52 billion on operational expenses in our first 10-year term in the facility, and an additional $1.5 billion on operational expenses if we elect to extend the lease for a second 10-year term. Pursuant to our arrangement with CQ, the Finance Bureau of Banan District of Chongqing is responsible for investing in the construction of the API and formulation plants and completing renovation in accordance with U.S. cGMP standards, and we are required to commit capital of no less than $30 million, which can be used as working capital in the normal course of the business. As of December 31, 2020, we had contributed a total of $14.1 million of capital to our subsidiary. The remaining $15.9 million commitment is not included in the table above. We are allowed to lease the facility rent free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if we are profitable, we will pay a monthly rent of 5 RMB per square meter of space occupied, or, we shall have the option to purchase the land and building. If we do not purchase the land and building after 20 years at the price described above, we shall have the option to lease the land and building with rental fee charged at market price of construction area.  We are responsible for the costs of all equipment and technology for the facilities. Neither of these facilities in New York State and Chongqing, China were operational as of December 31, 2020 and the amounts under these agreements described above are not included in the table above.

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

The Company out-licenses certain of its IP to other pharmaceutical companies in specific territories that allow the customer to use, develop, commercialize, or otherwise exploit the licensed IP. In accordance with ASC 606, Revenue from Contracts with Customers (“Topic 606”), the Company analyzes the contracts to identify its performance obligations within the contract. Most of the Company’s out-license arrangements contain multiple performance obligations and variable pricing. After the performance obligations are identified, the Company determines the transaction price, which generally includes upfront fees, milestone payments related to the achievement of developmental, regulatory, or commercial goals, and royalty payments on net sales of licensed products. The Company considers whether the transaction price is fixed or variable, and whether such consideration is subject to return. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If any portion of the transaction price is constrained, it is excluded from the transaction price until the constraint no longer exists. The Company then allocates the transaction price to the performance obligation to which the consideration is related. Where a portion of the transaction price is received and allocated to continuing performance obligations under the terms of the arrangement, it is recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. The Company recognized $37.7 million in license revenue, net of $2.3 million value added tax (“VAT”), and $1.0 million in license revenue from two of the Company’s out-license arrangements for the year ended December 31, 2020. The Company recognized revenue allocated to the licensed IP performance obligation upon transfer of the license of $0.1 million for the year ended December 31, 2019.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint and adjusts its estimate of the transaction price as appropriate.  To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price. The Company did not recognize revenue from other performance obligations included in the Company’s out-licensing agreements during the year ended December 31, 2020. The Company recognized revenue allocated to development performance obligations upon transfer to the customer of $20.0 million for the year ended December 31, 2019.

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

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation.  The Company did not use any other significant judgments related to out-licensing revenue during the years ended December 31, 2020 and 2019.

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

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference, if any, between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of December 31, 2020 and 2019, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $12.5 million and $14.4 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $89.3 million, $87.2 million, and $36.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Recent Accounting Pronouncements

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board, SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. Refer to Note 2 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the U.S. and, as a result, we generate revenue and incur expenses denominated in currencies other that the U.S. dollar, a majority of which is denominated in RMB. In 2020, 2019, and 2018, approximately 1%, 2% and 7%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. As of December 31, 2020, we had cash and cash equivalents of approximately $16.0 million at our Chinese subsidiaries. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $69.6 million, restricted cash of $16.5 million, and short-term investments of $138.6 million as of December 31, 2020, which consisted primarily of U.S. government or high-quality investment grade corporate debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in U.S. market interest rates is not expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Credit Risk

We had cash and cash equivalents of $69.6 million, $127.7 million and $49.8 million and marketable securities of $138.6 million, $33.1 million, and $57.6 million at December 31, 2020, 2019, and 2018, respectively. Substantially all of our bank deposits are in major financial institutions, which we believe are of high credit quality. The primary objectives of our investment activities are to preserve principle, provide liquidity and maximize income without significant increasing risk.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athenex, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

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

License Revenue Recognition – Refer to Notes 2 and 18 (Oncology Innovation Platform) to the financial statements

Critical Audit Matter Description

The Company out-licenses certain of its intellectual property (“IP”) and provides related consulting services to pharmaceutical companies in specific territories that allow the customer to use, develop, commercialize, or otherwise exploit the licensed IP. In accordance with Accounting Standards Codification Topic 606 (“ASC 606”), the Company determines each of its performance obligations under the agreements and allocates the transaction price to those obligations accordingly, including the determination as to whether variable consideration within the total transaction price meets the criteria for recognition. The Company’s obligations may include delivering the license of IP (if the license is deemed to be distinct), performing continued research and development on the licensed IP, manufacturing the licensed product, or maintaining the legal protection for the licensed IP throughout the duration of the agreement, among other obligations. Most of the Company’s revenue from its out-licensing is recognized at a point-in-time when the performance obligation is satisfied. For the period ended December 31, 2020, total out-license revenue amounted to $37.7 million.

We identified license revenue recognition as a critical audit matter because of the judgments necessary for management to: identify performance obligations, determine variable consideration, allocate transaction price amongst the identified performance obligations, and determine the timing of recognition for such revenue.  Because of the complexity associated with applying the recognition criteria of ASC 606, notably related to the determination as to whether entered license agreements represent functional or symbolic IP, this required extensive audit effort and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

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

o

Testing the estimates utilized by management in allocating total transaction price amongst the performance obligations identified in the license agreements. We evaluated the reasonableness of management’s methodology in allocating transaction price amongst the performance obligations and recalculated such allocations to determine that such were accurate.

o

Evaluating whether the performance obligations specific to the license agreements have been satisfied and that the related revenues corresponding to such were appropriately recognized in conjunction with such obligations being met.

o

Assessing the appropriateness of the method of measurement of progress and timing of recognition for amounts in license agreements. We tested the appropriateness of management’s recognition method (point-in-time or over-time) for performance obligations by evaluating the manner in which the performance obligations are satisfied, in addition to the determination of whether such agreements were functional versus symbolic IP.

Revenue Chargebacks – Refer to Note 18 (Commercial Platform) to the financial statements

Critical Audit Matter Description

The Company has revenue agreements with certain independent pharmaceutical wholesalers to sell and distribute specialty products. These wholesalers then sell these specialty drug products to an end-user (Hospital, alternative healthcare facility, etc.). In such case, sales are initially recorded at the price sold to the wholesaler. Because these prices will be reduced for the end-user, the Company records a contra asset in accounts receivable and a reduction to revenue at the time of the sale, using the difference between the list price and the estimated end-user contract price. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user and such chargeback is offset against the initial estimated contra asset. The provision for chargebacks as of December 31, 2020 was $12.6 million, included as a reduction of accounts receivable.

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

•

We evaluated the reasonableness of the methodology and assumptions applied by management when developing their chargeback estimate. We tested the accuracy and completeness of amounts in the accrual computations, inquired of management, and reviewed source documentation – including wholesaler agreements and inventory schedules to assess that management’s methodology included relevant data and assumptions to arrive at a reasonable estimation process in material respects.

•

We evaluated whether the methodology and assumptions have been consistently applied, throughout the estimation process, during the course of the year and in a manner consistent with the estimation process in the prior years presented.

We selected a sample of activity of the chargeback accrual at the balance sheet date and performed audit procedures on such sample.  Such procedures included: obtaining wholesaler agreements for the samples and recalculating the year-end accrual for the selected transactions; verifying quantities-on-hand with wholesalers for the sample transactions; and performing a retrospective review of payments received subsequent to the balance sheet date to evaluate reasonableness of the Company’s estimate of the chargebacks contra asset at the year-end balance sheet date. Additionally, we also performed procedures over the historical accuracy of the chargeback accrual through comparison of initial estimates to actual chargebacks incurred.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 1, 2021

We have served as the Company’s auditor since 2015.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$69,587	$127,674
Restricted cash	16,500	—
Short-term investments	138,636	33,139
Accounts receivable, net of chargebacks and other deductions of $12,552 and $14,394, respectively, and provision for credit losses of $9,637 and $124, respectively	23,603	16,689
Inventories	28,846	32,630
Prepaid expenses and other current assets	14,789	20,794
Total current assets	291,961	230,926
Property and equipment, net	34,388	23,153
Goodwill	38,891	38,513
Intangible assets, net	10,218	8,522
Operating lease right-of-use assets, net	7,921	8,818
Other assets	950	—
Total assets	$384,329	$309,932
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,673	$23,331
Accrued expenses	38,273	44,307
Current portion of operating lease liabilities	3,185	3,010
Current portion of long-term debt and finance lease obligations	2,010	880
Total current liabilities	62,141	71,528
Long-term liabilities:
Long-term operating lease liabilities	6,355	7,620
Long-term debt and finance lease obligations	146,577	52,366
Deferred tax liabilities	56	—
Other long-term liabilities	3,852	2,563
Total liabilities	218,981	134,077
Commitments and contingencies (Note 20)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at December 31, 2020 and 2019; 95,066,195 and 83,231,063 shares issued at December 31, 2020 and 2019, respectively; 93,393,275 and 81,558,143 shares outstanding at December 31, 2020 and 2019, respectively	95	83
Additional paid-in capital	901,864	763,648
Accumulated other comprehensive loss	(1,134)	(635)
Accumulated deficit	(713,644)	(567,465)
Less: treasury stock, at cost; 1,672,920 shares at December 31, 2020 and 2019	(7,406)	(7,406)
Total Athenex, Inc. stockholders' equity	179,775	188,225
Non-controlling interests	(14,427)	(12,370)
Total stockholders' equity	165,348	175,855
Total liabilities and stockholders' equity	$384,329	$309,932

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product sales, net	$105,274	$80,535	$56,394
License and other revenue	39,117	20,694	32,706
Total revenue	144,391	101,229	89,100
Cost of sales	95,355	69,619	47,005
Gross profit	49,036	31,610	42,095
Operating expenses:
Research and development expenses	75,904	84,393	119,905
Selling, general, and administrative expenses	96,855	66,749	49,008
Total operating expenses	172,759	151,142	168,913
Operating loss	(123,723)	(119,532)	(126,818)
Interest income	(874)	(1,881)	(1,788)
Interest expense	11,219	6,954	3,581
Loss on extinguishment of debt	10,278	—	—
Loss before income tax expense	(144,346)	(124,605)	(128,611)
Income tax expense	4,088	928	100
Net loss	(148,434)	(125,533)	(128,711)
Less: net loss attributable to non-controlling interests	(2,255)	(1,784)	(11,271)
Net loss attributable to Athenex, Inc.	$(146,179)	$(123,749)	$(117,440)
Unrealized (loss) gain on investment, net of income taxes	(5)	(97)	15
Foreign currency translation adjustment, net of income taxes	(494)	118	(525)
Comprehensive loss	$(146,678)	$(123,728)	$(117,950)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (Note 15)	$(1.72)	$(1.67)	$(1.82)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (Note 15)	85,082,868	74,054,261	64,590,270

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated			Total
			Additional		other			Athenex, Inc.	Non-	Total
	Common Stock		paid-in	Accumulated	comprehensive	Treasury Stock		stockholders'	controlling	stockholders'
	Shares	Amount	capital	deficit	loss	Shares	Amount	equity	interests	equity
Balance at January 1, 2018	59,894,362	60	423,805	(326,276)	(146)	(1,672,920)	(7,406)	90,037	685	90,722
Sale of common stock, net of costs and discounts of $5,518	7,486,261	7	117,609	—	—	—	—	117,616	—	117,616
Issuance of warrant	—	—	3,140	—	—	—	—	3,140	—	3,140
Stock-based compensation cost	—	—	10,003	—	—	—	—	10,003	—	10,003
Vesting of restricted stock	240,000	1	1,007	—	—	—	—	1,008	—	1,008
Stock options and warrants exercised	673,230	1	3,955	—	—	—	—	3,956	—	3,956
Research and development licensing fee satisfied with stock	375,133	—	31,545	—	—	—	—	31,545	—	31,545
Net loss	—	—	—	(117,440)	—	—	—	(117,440)	(11,271)	(128,711)
Other comprehensive loss, net of tax	—	—	—	—	(510)	—	—	(510)	—	(510)
Balance at December 31, 2018	68,668,986	69	591,064	(443,716)	(656)	(1,672,920)	(7,406)	139,355	(10,586)	128,769
Sale of common stock, net of costs of $1,103	14,006,575	14	159,963	—	—	—	—	159,977	—	159,977
Equity consideration in connection with acquisition	—	—	748	—	—	—	—	748	—	748
Stock-based compensation cost	—	—	8,219	—	—	—	—	8,219	—	8,219
Restricted stock expense	223,723	—	1,671	—	—	—	—	1,671	—	1,671
Stock options exercised	331,779	—	1,983	—	—	—	—	1,983	—	1,983
Net loss	—	—	—	(123,749)	—	—	—	(123,749)	(1,784)	(125,533)
Other comprehensive loss, net of tax	—	—	—	—	21	—	—	21	—	21
Balance at December 31, 2019	83,231,063	83	763,648	(567,465)	(635)	(1,672,920)	(7,406)	188,225	(12,370)	175,855
Sale of common stock, net of costs of $7,869	11,607,322	11	119,099	—	—	—	—	119,110	—	119,110
Issuance of warrant, net	—	—	6,544	—	—	—	—	6,544	—	6,544
Stock-based compensation cost	—	—	9,833	—	—	—	—	9,833	—	9,833
Restricted stock expense	(10,820)	—	1,017	—	—	—	—	1,017	—	1,017
Stock options exercised	238,630	1	1,723	—	—	—	—	1,724	—	1,724
Non-controlling interests	—	—	—	—	—	—	—	—	198	198
Net loss	—	—	—	(146,179)	—	—	—	(146,179)	(2,255)	(148,434)
Other comprehensive loss, net of tax	—	—	—	—	(499)	—	—	(499)	—	(499)
Balance at December 31, 2020	95,066,195	$95	$901,864	$(713,644)	$(1,134)	(1,672,920)	$(7,406)	$179,775	$(14,427)	$165,348

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(148,434)	$(125,533)	$(128,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,492	3,817	3,269
Stock-based compensation expense	10,850	9,885	11,011
Loss on extinguishment of debt	10,278	—	—
Provision for credit losses	9,513	—	—
Amortization of debt discount	1,781	1,026	514
Deferred rent expense	—	—	262
Net loss on disposal of assets and impairment charges	222	232	236
Research and development license fees settled with convertible bond and stock	—	—	31,545
Deferred income taxes	56	486	(365)
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables, net	(16,427)	(3,738)	(4,483)
Prepaid expenses and other assets	5,702	864	(13,966)
Inventories	3,784	(3,844)	(12,226)
Accounts payable and accrued expenses	(13,060)	19,345	3,527
Net cash used in operating activities	(131,243)	(97,460)	(109,387)
Cash flows from investing activities:
Purchase of property and equipment	(13,256)	(13,572)	(3,321)
Payments for licenses	(214)	(4,175)	(110)
Acquisition activity	—	853	—
Purchases of short-term investments	(161,847)	(74,697)	(113,259)
Sale of short-term investments	56,345	99,090	67,727
Net cash (used in) provided by investing activities	(118,972)	7,499	(48,963)
Cash flows from financing activities:
Proceeds from sale of stock	126,980	161,080	123,134
Proceeds from issuance of debt	145,126	6,464	50,000
Proceeds from issuance of warrants	7,039	—	—
Costs incurred related to the sale of stock	(7,869)	(1,103)	(5,518)
Costs incurred related to the issuance of debt and warrants	(9,363)	—	(1,993)
Proceeds from exercise of stock options	1,723	1,983	3,956
Investment from non-controlling interest	198	—	—
Repayment of finance lease obligations and long-term debt	(54,407)	(972)	(544)
Net cash provided by financing activities	209,427	167,452	169,035
Net (decrease) increase in cash, cash equivalents, and restricted cash	(40,788)	77,491	10,685
Cash, cash equivalents, and restricted cash beginning of period	127,674	49,794	39,284
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(799)	389	(175)
Cash, cash equivalents, and restricted cash, end of period (See Note 3)	$86,087	$127,674	$49,794
Supplemental cash flow disclosures
Interest paid	$6,056	$4,925	$2,977
Income taxes paid	$3,066	$448	$464
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$478	$483	$340
Accrued cost of debt issuance	$750	$—	$—
Common stock issued in lieu of licensing cash payment	$—	$—	$31,545
Property and equipment financed under capital and finance leases	$848	$—	$—
Accrued purchases of licenses	$2,850	$—	$4,175
ROU assets derecognized from modification of operating lease obligations	$(468)	$—	$—
Equity consideration in connection with acquisition	$—	$748	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY AND NATURE OF BUSINESS

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

Athenex is a global biopharmaceutical company dedicated to becoming a leader in the discovery, development and commercialization of novel therapies for the treatment of cancer. The Company’s mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. The Company’s current clinical pipeline is derived from Orascovery, based on a P-glycoprotein (“P-gp”) pump inhibitor, Src Kinase inhibition, T-cell receptor-engineered T-cells (“TCR-T”), and arginine deprivation therapy technology platforms. The Company has assembled a strong and experienced leadership team and has established global operations across the pharmaceutical value chain to execute its goal of becoming a global leader in bringing innovative cancer treatments to the market and improve health outcomes. The Company is primarily engaged in conducting research and development activities through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting preclinical and clinical testing, recruiting personnel, identifying and evaluating additional drug candidates for potential in-licensing or acquisition, and raising capital to support development and commercialization activities. The Company also conducts commercial sales of specialty products through its wholly owned subsidiary, Athenex Pharmaceutical Division (“APD”), and 503B products through its wholly owned subsidiary, Athenex Pharma Solutions (“APS”).

Recent Financing

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

Sagard and its co-investors OPB SHRP Co-Invest Credit Limited and SIMCOE SHRP Co-Invest Credit Ltd. (the “IMCO Investors”) also acquired by assignment (the “Assignment”) term loans and commitments equal to $50.0 million under the Senior Credit Agreement, as further discussed below. In connection with the Assignment, the Company granted warrants to Sagard and the IMCO Investors to purchase up to an aggregate of 201,865 shares of its common stock at a purchase price of $12.63 per share. As a result of the issuance of the additional warrants, the Company evaluated the debt modification in accordance with ASC 470 and concluded that the assigned debt qualified for a partial debt extinguishment of the existing Senior Credit Agreement (as defined below) with Oaktree. Therefore, the Company recorded a loss on partial extinguishment of debt in the amount of $3.0 million during the year ended December 31, 2020.

Senior Secured Loan Agreement and Detachable Warrants

On June 19, 2020, the Company entered into a senior secured loan agreement and related security agreements (the “Senior Credit Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%. The first tranche of $100.0 million was drawn by the Company prior to June 30, 2020, with the proceeds used in part to repay in full the outstanding loan and fees under the credit agreement with Perceptive Advisors LLC and its affiliates (“Perceptive”), which resulted in a loss on extinguishment of debt of $7.2 million. The second tranche of $25.0 million was drawn by the Company prior to September 30, 2020 and the third tranche of $25.0 million was drawn by the Company prior to December 31, 2020. Additional debt tranches of $75.0 million in aggregate are available subject to the Company’s achievement of certain regulatory and commercial milestones. The Company is required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. The loan agreement contains specified financial maintenance covenants. The Company was in compliance with such covenants as of December 31, 2020.

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

Private Placements

On December 9, 2019, the Company closed a private placement with a group of institutional investors, led by Kingdon Capital Management, LLC (collectively, the “Institutional Investors”), pursuant to which the Company sold an aggregate of 3,945,750 shares of its common stock to the Institutional Investors at a purchase price of $15.30 per share for aggregate net proceeds of $59.4 million, net of offering expenses of approximately $1.0 million. These shares were subsequently registered with the Securities and Exchange Commission (“SEC”) on January 28, 2020.

On May 7, 2019, the Company closed a private placement with Perceptive Life Sciences Master Fund, Ltd., Avoro Capital Advisors (formerly known as venBio Select Fund LLC), OrbiMed Partners Master Fund Limited and the Biotech Growth Trust PLC (combined known as OrbiMed), (collectively, the “Investors”), pursuant to which the Company sold an aggregate of 10 million shares of its common stock to the Investors at a purchase price of $10.00 per share for aggregate net proceeds of $99.9 million, net of offering expenses of approximately $0.1 million. These shares were subsequently registered with the SEC on July 23, 2019.

Significant Risks and Uncertainties

The Company has incurred operating losses since its inception and, as a result, as of December 31, 2020 and December 31, 2019 had an accumulated deficit of $713.6 million and $567.5 million, respectively. In September 2020, the Company successfully raised $118.7 million through public offering of its shares, thus alleviated the substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2020. As of December 31, 2020, the Company had cash and cash equivalents of $69.6 million, restricted cash of $16.5 million, and short-term investments of $138.6 million. The Company believes that the existing cash and cash equivalents, restricted cash, and short-term investments will fund operations into the second quarter of 2022. The Company’s estimates are based on relevant conditions that are known and reasonably knowable at the date of these consolidated financial statements being available for issuance, and are subject to change due to changes in business, industry or macroeconomic conditions. This forecasted cash runway does not reflect additional funding available to the Company through its existing Senior Credit Agreement with Oaktree, as administrative agent, or the Revenue Interest Financing Agreement with Sagard. Further, we do not expect to have access to additional capital under these facilities and will need to find alternative sources of financing until such time as Oral Paclitaxel is approved or will need to renegotiate these arrangements. The Company has based these estimates on assumptions that may prove to be wrong, and it could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. Operations have been funded primarily through the sale of common stock, senior secured loans, and to a lesser extent, from convertible bond financing, revenue, and grant funding. Although the Company plans to raise additional funds or access additional funding via the Senior Credit Agreement and Revenue Interest Financing, these plans are subject to market conditions which are outside of its control and based on the satisfaction of future milestone funding conditions, and therefore cannot be deemed to be probable.

The Company is subject to a number of risks similar to other biopharmaceutical companies, including, but not limited to, the lack of available capital, possible failure of preclinical testing or clinical trials, inability to obtain marketing approval of product candidates, competitors developing new technological innovations, unsuccessful commercialization strategy and launch plans for its proprietary drug candidates, market acceptance of the Company’s products, and protection of proprietary technology. If the Company or its partners do not successfully commercialize any of the Company’s product candidates, it will be unable to generate sufficient product revenue and might not, if ever, achieve profitability and positive cash flow.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Such management estimates include those relating to assumptions used in clinical research accruals, chargebacks, measurement of acquired assets and assumed liabilities in business combinations, provision for credit losses, inventory reserves, deferred income taxes, the estimated useful life and recoverability of long-lived assets, and the valuation of stock-based awards and other items as appropriate. Actual results could differ from those estimates.

Functional Currency

Assets and liabilities of subsidiaries that prepare financial statements in currencies other than the U.S. dollar are translated using rates of exchange as of the balance sheet date and the statements of operations and comprehensive loss are translated at the average rates of exchange for each reporting period. The Company recorded a foreign currency translation loss in accumulated other comprehensive loss of $0.5 million for the year ended December 31, 2020, a gain of $0.1 million for the year ended December 31, 2019 and a loss of $0.5 million for the year ended December 31, 2018.

Cash, Cash Equivalents, Restricted Cash, and Short-term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in checking, money market accounts, as well as short-term investments including certificates of deposit. Funds held in foreign accounts that are subject to regulations governing transfers oversees are included within cash and cash equivalents. As of December 31, 2020 and 2019, the Company had $42.5 million and $7.6 million, respectively, at its Chinese subsidiaries, which were subject to Chinese funds transfer limitations, but available for the Company’s general use. Restricted cash consists of deposits that are restricted as to their withdrawal or use. Restricted cash primarily include amounts held in a controlled bank account in connection with the Senior Credit Agreement. The Company generally does not enter into investments for trading or speculative purposes, rather to preserve its capital for the purpose of funding operations.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount. On a periodic basis, the Company evaluates its accounts receivable and establishes a provision for credit losses, based upon a history of past write-offs, the age of the receivables, and current credit conditions.

Credit Losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables and contract assets recorded under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”). The Company considers historical collection rates, current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable and contract assets, the Company believes that the carrying value, net of excepted losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments.

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer, as the Company determined that risk profile of its customers is consistent based on the type and industry in which they operate. These customer classes include pharmaceutical wholesalers for specialty product sales, drug manufacturers for active pharmaceutical ingredient (API) sales, and hospitals and end-users for 503B sales. Each class of customer is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the pharmaceutical industry, including unemployment rates, industry indices, and other factors, to estimate if there are current expected credit losses within its trade receivables based on the trends and the Company’s expectation of the future status of such economic and industry-specific factors. The Company believes that its customers, the majority of which are in the pharmaceutical industries with sound financial condition, and therefore, the Company’s evaluation of macroeconomic and industry-specific factors did not have a significant impact on the provision for credit losses. As of December 31, 2020 and 2019, the Company recorded a provision for credit losses of $0.7 million and $0.1 million, respectively, for accounts receivable related to the customer classes of pharmaceutical wholesalers, drug manufacturers, and hospitals and end users.

Expected credit losses related to contract assets are evaluated on an individual basis. The Company’s contract assets relate to upfront fees or milestone payments due from licensees for which the underlying performance obligations have been satisfied. The Company evaluates the financial status of the licensee and any historical payment activity from them. Macroeconomic and industry-specific factors are considered when estimated current expected credit losses related to contract assets. Contract assets are generally classified as short-term, and the Company is in frequent communication with licensees to establish timely payment terms. If the Company expects that credit losses exist for license-related contract assets, it will record provision for such losses against the contract asset. As of December 31, 2019, the Company determined that credit losses related to its contract assets recognized in connection with its license arrangements were not expected to be significant. In the third quarter of 2020, pursuant to the 2019 Xiangxue License, the Company recognized $9.4 million license revenue, net of $0.6 million value added tax, for a milestone achievement. As of February 28, 2021, the Company only received $1.5 million of the $10.0 million milestone achievement.  After consideration of historical collection rates, the current financial status of the counterparty, and other macroeconomic factors, the Company recorded a provision for its expected credit losses for the outstanding balance of $8.5 million and $0.4 million related to currency conversion in its consolidated financial statements for the three months and year ended December 31, 2020, respectively.

Inventories

Prior to the regulatory approval of product candidates, the Company may incur expenses for the manufacture of drug product to support the commercial launch of those products. Until the date at which regulatory approval has been received or is otherwise considered probable, all such costs are recorded as research and development expenses as incurred. Inventories for special products and 503B products are stated at the lower of cost and net realizable value, with approximate cost being determined on a first-in-first-out basis. API inventory is stated at the lower of cost and net realizable value, with approximate cost being determined on a weighted average basis.

The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and is charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Reserves for inventory amounted to $6.2 million and $9.0 million as of December 31, 2020 and 2019, respectively.

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

Leases

On January 1, 2019, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) on a modified retrospective basis and did not restate comparative periods as permitted under the transition guidance. The Company elected the package of practical expedients as permitted, which carries forward the Company’s assessments prior to the date of initial application with respect to lease classifications, initial direct costs as well as whether an existing contract contains a lease. Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance, ASC 840, Leases Topic 840 (Topic 840). The Company recognizes operating leases with terms greater than one year as right-of-use (“ROU”) assets and lease liabilities on its consolidated balance sheet. A majority of the Company’s operating leases are for real estate properties used in operations located in the U.S. and Asia. The Company’s finance leases are included in property and equipment, net and long-term debt and finance lease obligations on the consolidated balance sheet. The Company’s finance leases are for manufacturing equipment in the U.S.

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

Leases with an initial lease term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements. Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other current assets, accounts payable, accrued expenses, and other. These financial instruments are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

Goodwill

The Company tests goodwill for impairment annually on October 1st, the Company’s annual goodwill impairment measurement date, or more frequently if a triggering event occurs. The Company has three operating segments, each of which represents a separate reporting unit: Oncology Innovation Platform, Commercial Platform, and Global Supply Chain Platform. Each of the three reporting units has discrete financial information that is reviewed by segment managers. Goodwill is assigned to two reporting units: Oncology Innovation Platform and Global Supply Chain Platform. Goodwill impairment exists when the fair value of goodwill is less than its carrying value. The Company concluded that there was no impairment of goodwill for the years ended December 31, 2020, 2019, and 2018.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, excluding goodwill, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. No impairment charges were recorded during the year ended December 31, 2020. Impairment charges of $0.2 million and $0.3 million were recorded for the years ended December 31, 2019, and 2018, respectively. See Note 6 – Goodwill and Intangible Assets, net for additional details.

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

Reserves are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more likely than not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in income tax expense; however, the Company currently has no interest or penalties related to income taxes.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” to improve reporting requirements specific to loans, receivables, and other financial instruments. The new standard requires that credit losses on financial assets, including trade receivables and held-to-maturity debt securities, measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model. In addition, ASC 326 requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses if the Company does not intend to sell or believes that it is more likely than not they will be required to sell, and limited to the amount by which carrying value exceeds fair value. The new standard also requires enhanced disclosure of credit risk associated with financial assets. The Company adopted the standard on January 1, 2020. Based on the composition of our trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures. A significant portion of the Company’s accounts receivable is from large pharmaceutical wholesalers in the U.S., and a licensing fee receivable from a public company in the People’s Republic of China (“PRC”). The Company’s estimate of expected credit losses as of January 1, 2020, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to retained earnings upon adoption.
3.	RESTRICTED Cash

The Company has a restricted cash balance of $16.5 million as of December 31, 2020 held in a controlled bank account in connection with the Senior Credit Agreement, which requires the Company to maintain, in a debt service reserve account, a minimum cash balance equal to twelve months of interest on the outstanding loans under the Senior Credit Agreement.
4.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2020	2019
Raw materials and purchased parts	$6,498	$4,176
Work in progress	776	1,870
Finished goods	21,572	26,584
Total inventories	$28,846	$32,630

5.	PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2020	2019
Land	$1,190	$1,117
Equipment	11,353	6,724
Furniture and fixtures	933	578
Computer hardware	4,183	3,142
Leasehold improvements	2,933	2,792
Construction in process	22,514	14,758
Property and equipment, gross	43,106	29,111
Less: accumulated depreciation	(8,718)	(5,958)
Property and equipment, net	$34,388	$23,153

Depreciation expense amounted to $2.6 million, $2.0 million, and $1.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

6.	goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for each reporting unit to which goodwill is assigned for the periods indicated are as follows (in thousands):

	Global Supply Chain	Oncology Innovation Platform	Total
Balance as of January 1, 2019	$26,233	$11,262	$37,495
Goodwill acquired	—	1,018	1,018
Effect of currency translation adjustment	(64)	64	—
Balance as of December 31, 2019	26,169	12,344	38,513
Effect of currency translation adjustment	327	51	378
Balance as of December 31, 2020	$26,496	$12,395	$38,891

Intangible Assets, Net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	December 31, 2020
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$12,641	$5,157	$—	$7,484
Polymed customer list	1,593	1,418	—	175
Polymed technology	3,712	1,685	—	2,027
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Effect of currency translation adjustment	(196)	—	—	(196)
Total intangibles, net	$18,478	$8,260	$—	$10,218

	December 31, 2019
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$8,935	$3,561	$—	$5,374
Polymed customer list	1,593	1,164	—	429
Polymed technology	3,712	1,297	—	2,415
Product rights	530	360	170	—
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Effect of currency translation adjustment	(424)	—	—	(424)
Total intangibles, net	$15,074	$6,382	$170	$8,522

As of December 31, 2020, licenses at cost include an Orascovery license of $0.4 million and licenses purchased from Gland Pharma Ltd (“Gland”) of $4.4 million, a license purchased from MAIA Pharmaceuticals, Inc. (“MAIA”) for $4.0 million, a license purchased from Ingenus Pharmaceuticals, LLC (“Ingenus”) for $2.0 million, and licenses of other specialty products of $0.7 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase. The license purchased from MAIA is being amortized over a period of 7 years, the remaining life of the license agreement at the time of purchase. The license purchased from Ingenus is being amortized over a period of 5 years, the estimated useful life of the license agreement.

The remaining intangible assets were acquired in connection with the acquisitions of Polymed Therapeutics, Inc. (“Polymed”), Comprehensive Drug Enterprises (“CDE”). Intangible assets are amortized using the straight-line method over their useful lives.  The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. The CDE in-process research and development (“IPR&D”), will not be amortized until the related projects are completed. IPR&D is tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project).  The Company recorded no impairments of IPR&D during the year ended December 31, 2020. During each of the years ended December 31, 2019 and 2018, the Company abandoned projects within IPR&D and therefore, the related balances of $0.2 million and $0.3 million, respectively, were written-off as impaired and were included within research and development expenses in the consolidated statement of operations and comprehensive loss. The weighted-average useful life for all intangible assets was 7.1 years as of December 31, 2020.

The Company recorded $1.8 million, $1.9 million, and $1.6 million of amortization expense for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company expects amortization expense related to its finite-lived intangible assets for the next 5 years and thereafter to be as follows as of December 31, 2020 (in thousands):

Year ending December 31:	Estimated Amortization Expense
2021	$2,653
2022	1,834
2023	1,805
2024	1,430
2025	1,388
Thereafter	576
$9,686

7.	fair value measurements

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, an equity investment, accounts receivable, accounts payable, accrued expenses, and debt. Short-term investments and the equity investment are stated at fair value. Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the years ended December 31, 2020, 2019, or 2018.

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2020 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$5,615	$5,615	$—	$—
Short-term investments - certificates of deposit	4,070	—	4,070	—
Short-term investments - U.S. government bonds	5,000	—	5,000	—
Short-term investments - commercial paper	34,860	—	34,860	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	20,696	—	20,696	—
Short-term investments - U.S. government bonds	14,998	—	14,998	—
Short-term investments - commercial paper	102,715	—	102,715	—
Available-for-sale investment	227	227	—	—
Total assets	$188,181	$5,842	$182,339	$—

	Fair Value Measurements at December 31, 2019 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$5,460	$5,460	$—	$—
Short-term investments - certificates of deposit	15,110	—	15,110	—
Short-term investments - commercial paper	51,017	—	51,017	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	10,054	—	10,054	—
Short-term investments - commercial paper	22,835	—	22,835	—
Available-for-sale investment	250	250	—	—
Total assets	$104,726	$5,710	$99,016	$—

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

The Company owns 68,000 shares of PharmaEssentia Corp. (“PharmaEssentia”), a company publicly traded on the Taiwan OTC Exchange. As of December 31, 2020 and 2019, the Company’s investment in PharmaEssentia is valued at the reported closing price. This investment is classified as a level 1 investment and is recorded as an available-for-sale investment within short-term investments on the Company’s consolidated balance sheet.

8.	AcquisitionS

AXIS

On June 29, 2018, the Company entered into a Share Subscription Agreement (“SSA”) for Axis Therapeutics Limited (“Axis”), a subsidiary of the Company jointly owned by Athenex and Xiangxue Life Sciences Limited (“XLifeSc”). Under the SSA, Athenex contributed $30.0 million cash for a 55% ownership interest in Axis and XLifeSc contributed a license for IPR&D of certain immunotherapy technology for a 45% ownership interest in Axis. Also, on June 29, 2018, through a license agreement entered into between XLifeSc and Axis, XLifeSc granted Axis an exclusive, sublicensable worldwide (excluding mainland China) right and license to use its proprietary TCR-T therapy to develop and commercialize products for oncology indications (“TCR-T License”). Upon effectiveness of the TCR-T License and satisfaction of certain conditions of the license agreement, the Company issued 267,952 shares of its common stock equal to $5.0 million to XLifeSc.

The Company has consolidated the financial statements of Axis into its consolidated financial statements as of and for the years ended December 31, 2020, 2019, and 2018 using the voting interest model. The nonmonetary exchange of 45% of the shares of Axis for the IPR&D from XLifeSc has been accounted for as an asset acquisition that does not constitute a business under ASC 805. Therefore, the acquisition of IPR&D was expensed as research and development expense at its fair value. The Company determined that the fair value of the equity issued to XLifeSc was $24.5 million for the IPR&D, considering the $30.0 million contribution made by the Company for its 55% ownership interest and the arms-length nature of the transaction. Accordingly, the Company recorded an expense of $24.5 million within research and development expenses on its consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.

On September 27, 2019, the Company executed a sponsorship agreement whereby Athenex will sponsor and conduct all Investigation New Drug applications with the U.S. FDA arising from the TCR-T platform. Axis will pay a fee to the Company for these services and will reimburse Athenex for all costs incurred in connection with the work performed. For the years ended December 31, 2020 and 2019, the Company charged Axis $4.0 million and $1.2 million for these expenses, respectively. This amount is included within research and development expenses. The minority interests’ portion of these expenses is recorded within net loss attributable to non-controlling interests on the Company’s consolidated statements of operations and comprehensive loss.
9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accrued selling fees, rebates, and royalties	$9,046	$1,577
Accrued wages and benefits	6,720	7,541
Accrued construction costs	4,104	22,811
Accrued inventory purchases	3,714	7,194
Accrued interest	3,583	—
Accrued operating expenses	3,222	1,885
Accrued clinical expenses	2,949	2,510
Accrued tax withholdings	1,948	187
Accrued costs for product launch	1,474	—
Deferred revenue	1,147	218
Accrued R&D licensing fees	366	384
Total accrued expenses	$38,273	$44,307

The accrued construction costs relate to the building of the manufacturing facility in Dunkirk, NY (see Note 13 – Business and Economic Collaborative Agreements). This amount, plus an additional $0.5 million paid by the Company is expected to be funded by New York State. Therefore, $4.6 million is recorded within prepaid expenses and other current assets on the Company’s consolidated balance sheet as of December 31, 2020.
10.	INCOME TAXES

The Company recorded income tax expense of $4.1 million, $0.9 million, and $0.1 million during the years ended December 31, 2020, 2019, and 2018, respectively. The current and prior year income tax expense is attributable to foreign withholding taxes. The Company and its other subsidiaries were in a cumulative loss position as of December 31, 2020.

The components of loss before income tax expense consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(133,929)	$(109,769)	$(95,479)
Foreign	(10,417)	(14,836)	(33,132)
	$(144,346)	$(124,605)	$(128,611)

The components of the income tax expense consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	4	23	27
Foreign	4,026	419	455
	4,030	442	482
Deferred:
Federal	(27,279)	(26,878)	(26,260)
State	(916)	(2,567)	(293)
Foreign	(1,424)	(2,411)	(1,863)
	(29,619)	(31,856)	(28,416)
Change in valuation allowance	29,677	32,342	28,034
	$4,088	$928	$100

The income tax expense differs from the federal statutory rate due to the following:

	Year Ended December 31,
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.7	2.0	0.2
Foreign rate differential	0.1	0.1	(0.3)
Valuation allowance	(20.3)	(25.9)	(21.6)
Stock-based compensation	(2.6)	—	—
Foreign tax withholdings	(2.3)	(0.2)	—
Other	0.6	1.9	0.6
	(2.8)%	(0.7)%	(0.1)%

Net deferred income tax liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Intangible assets	$11,372	$11,348
Property and equipment	51	77
Stock-based compensation	7,148	9,551
Net operating loss carryforwards	106,342	81,630
Tax credit carryforwards	13,528	9,191
Research and development deduction	1,859	1,493
Reserves and accruals	11,472	8,377
Gross deferred income tax assets	151,772	121,667
Less: valuation allowance	(150,864)	(120,805)
Net deferred income tax assets	908	862
Intangible assets	(821)	(862)
Property and equipment	(143)	—
Gross deferred income tax liabilities	(964)	(862)
Net deferred income tax liabilities	$(56)	$—

As of December 31, 2020, there exists $448.5 million federal net operating losses and $88.2 million of state net operating losses, respectively. Of the federal net operating losses, $184.8 million expire beginning in 2027 and $263.7 million have an indefinite life. In addition, there exists $34.2 million of foreign net operating losses as of December 31, 2020 which may be carried forward indefinitely.

The valuation allowance for deferred tax assets increased by $29.7 million for the year ended December 31, 2020 and increased by $32.3 million for the year ended December 31, 2019.  The change in the valuation allowance was due to an increase of deferred tax assets mainly for additional net operating losses and tax credit carryforwards. The Company has provided a full valuation allowance against its deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future.

The Company considers whether any positions taken on the Company’s income tax returns would be considered uncertain tax positions that may require the recognition of a liability. The Company has concluded that there are no material uncertain tax positions as of December 31, 2020, 2019, and 2018. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax benefit in the consolidated statement of operations and comprehensive loss. There were no amounts recognized for interest and penalties related to unrecognized tax benefits during the years ended December 31, 2020, 2019, and 2018. The income tax returns for the taxable years 2014 to 2019 in the U.S., China, and Hong Kong remain open and subject to income tax audits.

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

11.	debt AND LEASE OBLIGATIONS

Debt

The Company’s debt as of December 31, 2020 and 2019, consists of the following (in thousands):

	December 31,
	2020	2019
Current portion of mortgage	$731	$686
Current portion of bank loan	764	—
Current portion of senior secured loan	70	—
Current portion of finance lease obligations	445	194
Current portion of operating lease obligations	3,185	3,010
Long-term portion of finance lease obligations	537	227
Long-term portion of operating lease obligations	6,355	7,620
Chongqing Maliu credit agreement	7,641	5,731
Senior secured loan, net of debt discount and financing fees of $11,601 and $3,592, respectively	138,399	46,408
Total	$158,127	$63,876

Senior Credit Agreements

During 2018, Perceptive issued a senior secured loan to the Company with a principal value of $50.0 million and a maturity date of June 30, 2023. The loan bore interest at a floating per annum rate equal to LIBOR (with a floor of 2.0%) plus 9.0%. The Company was required to make monthly interest-only payments with a bullet payment of the principal at maturity. On June 19, 2020, the Company paid off all obligations owing under, and terminated, the senior secured loan agreement with Perceptive. The secured interests were terminated in connection with the Company’s payoff of all obligations. In connection with the repayment of the Perceptive loan, the Company incurred a $3.8 million prepayment fee, the unamortized debt discount of $3.1 million, and $0.3 million in other charges. The Perceptive debt extinguishment resulted in a $7.2 million loss that was included in loss on extinguishment of debt, in the consolidated statements of operations and comprehensive loss.

On June 19, 2020 (“Closing Date”), the Company entered into the Senior Credit Agreement with Oaktree to borrow up to $225.0 million in five tranches, with a maturity date of June 19, 2026. The first three tranches (“Tranche A”, “Tranche B”, and “Tranche C”) of the term loans with an aggregate principal amount of $150.0 million were drawn by the Company in 2020. A portion of the proceeds of the first tranche was used to repay in full the senior secured loan with Perceptive, including related prepayment fees, unpaid interest, and legal fees. The fourth tranche of $25.0 million (“Tranche D”) will be available to the Company from 90 days after the Closing Date through June 20, 2022, subject to the Company’s satisfaction of certain regulatory and commercial milestones; and the fifth tranche of $50.0 million (“Tranche E”) will be available to the Company from 90 days after the Closing Date through June 19, 2023, also subject to the Company’s satisfaction of certain regulatory and commercial milestones. The loan bears interest at a fixed annual rate of 11.0%. The Company is required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Beginning on September 17, 2020, the Company was required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date or the commitment termination date. Prepayments of the loan, in whole or in part, will be subject to early prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company, and as of December 31, 2020, the Company has reflected a long-term exit fee liability of $2.0 million within long-term debt and finance lease obligations on the consolidated balance sheet.

The Senior Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that were customarily required for similar financings. The Company is subject to certain financial covenants under the Senior Credit Agreement, including (1) a minimum liquidity amount in cash or permitted cash equivalent investments of $20.0 million from the closing date until the date on which the aggregate principal amount of loans outstanding is greater than or equal to $150.0 million (the “First Step-Up Date”), $25.0 million from the First Step-Up Date until the date on which the aggregate principal amount of loans outstanding balance is equal to $225.0 million (the “Second Step-Up Date”), and $30.0 million from the Second Step-up Date until the maturity date; (2) minimum revenue no less than 50% of target revenue beginning with the fiscal quarter ended on December 31, 2020 and with respect to each such subsequent fiscal quarter prior to the revenue covenant termination date; (3) leverage ratio covenant not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter beginning with the first fiscal quarter following the revenue covenant termination date. At December 31, 2020, the Company was in compliance with all applicable debt covenants.

Revenue Interest Financing Agreement

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

The Company’s obligations under the Revenue Interest Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree as administrative agent for the lenders under our Senior Credit Agreement, by a perfected security interest in (i) accounts receivable arising from net sales of Oral Paclitaxel and (ii) intellectual property that is claiming or covering Oral Paclitaxel itself or any method of using, making or manufacturing Oral Paclitaxel.

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

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Product Payment are similar to those of a debt instrument. Accordingly, the Company will account for the transaction as long-term debt. In connection with the debt, the Company granted warrants to Sagard and the IMCO Investors to purchase up to 201,865 shares of its common stock at a purchase price of $12.63 per share. As a result of the issuance of the additional warrants, the Company evaluated the debt modification in accordance with ASC 470 and concluded that the assigned debt qualified for a partial debt extinguishment of the existing Senior Credit Agreement with Oaktree. Therefore, the Company recorded a loss on partial extinguishment of debt in the amount of $3.0 million for the year ended December 31, 2020. The Company will subsequently measure the transaction pursuant to ASC 835 using the effective interest rate method. The Company has elected to apply the prospective method to address changes in the estimated cash flows.

Credit Agreements, Bank Loan and Mortgage

During the first quarter of 2019, the Company was issued an unsecured, subordinated bank loan from China Merchants Bank to fund operations in China. This loan had a principal value of $0.7 million, a maturity date of December 11, 2019, and bore interest at a fixed rate of 5.7% annually. The loan was paid in full as of December 31, 2019.

During the second quarter of 2019, the Company entered into a credit agreement which amended the existing partnership agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), for a Renminbi ¥50.0 million (USD $7.7 million at December 31, 2020) line of credit to be used for the construction of the new API plant in China. The Company is required to repay the principal amount with accrued interest within three years after the plant receives the cGMP certification, with 20% of the total loan with accrued interest is due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount, which is expected to approximate 4.75% annually. If the Company fails to obtain the cGMP certification within three years upon the acceptance of the plant, it shall return all renovation costs with the accrued interest to CQ in a single transaction within the first ten business days. As of December 31, 2020, the balance due to CQ was $7.6 million.

On May 15, 2020, the Company entered into a credit agreement with China Merchants Bank, enabling the Company to draw up to a Renminbi ¥5.0 million (USD $0.8 million at December 31, 2020) during the period through May 14, 2021. The Company drew the entire available credit in July 2020. This loan has a maturity date of May 14, 2021 and bears interest at a fixed rate of 4.35% annually. The Company is required to make interest and principal payment at maturity.

The mortgage payments, assumed in connection with the acquisition of CDE, extend through December 31, 2021.

Lease Obligations

As described in Note 2 - Summary of Significant Accounting Policies, on January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) on a modified retrospective basis and did not restate comparative periods as permitted under the transition guidance.

The Company has operating leases for office and manufacturing facilities in several locations in the U.S., Asia, and Latin America, and has three finance leases for manufacturing equipment used in its facilities near Buffalo, NY (see Note 20 – Commitments and Contingencies). The components of lease expense are as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$3,041	$3,162
Finance lease cost:
Amortization of assets	238	81
Interest on lease liabilities	73	31
Total net lease cost	$3,352	$3,274

The Company has elected to exclude short-term leases from its operating lease ROU assets and lease liabilities. Lease costs for short-term leases were not material to the financial statements for the years ended December 31, 2020 and 2019. Variable lease costs for the years ended December 31, 2020 and 2019 were not material to the financial statements.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2020	December 31, 2019
Finance leases:
Property and equipment, at cost	$1,535	$688
Accumulated amortization, net	(347)	(109)
Property and equipment, net	$1,188	$579

Current obligations of finance leases	$445	$194
Long-term portion of finance leases	537	227
Total finance lease obligations	$982	$421

Weighted average remaining lease term (in years):
Operating leases	4.23	5.21
Finance leases	3.40	2.11

Weighted average discount rate:
Operating leases	12.8%	12.9%
Finance leases	10.4%	5.9%

Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended December 31, 2020
Cash paid for amount included in the measurements of lease liabilities:
Operating cash flows from operating leases	$(3,304)
Operating cash flows from finance leases	(286)
Financing cash flows from finance leases	(73)

ROU assets recognized in exchange for new operating lease obligations	$852

Future minimum payments and maturities of leases is as follows (in thousands):

Year ending December 31:	Operating Leases	Finance Leases
2021	$3,454	$468
2022	2,927	275
2023	2,096	248
2024	2,002	177
2025	1,472	—
Thereafter	478	—
Total lease payments	12,429	1,168
Less: Imputed interest	(2,889)	(186)
Total lease obligations	9,540	982
Less: Current obligations	(3,185)	(445)
Long-term lease obligations	$6,355	$537

Pursuant to the public-private partnership agreements with the State of New York and CQ, the Company will rent the manufacturing facilities from the government with favorable terms. Both facilities are in the final stage of completion as of December 31, 2020. However, neither lease term had commenced as of December 31, 2020, as neither of the facilities were operational and the Company could not direct the use of the facilities. No lease costs were incurred related to the manufacturing facilities during the year ended December 31, 2020. (See Note 13 – Business and Economic Collaborative Agreements and Note 20 – Commitments and Contingencies)

The Company exercises judgment in determining the discount rate used to measure the lease liabilities. When rates are not implicit within an operating lease, the Company uses its incremental borrowing rate as its discount rate, which is based on yield trends in the biotechnology and healthcare industry and debt instruments held by the Company with stated interest rates. The Company re-assesses its incremental borrowing rate when new leases arise, or existing leases are modified.

12.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2020, 2019, and 2018, the Company entered into transactions with individuals and other companies that have financial interests in the Company. Related party transactions included the following:

a.

In June 2018, the Company entered into two in-licensing agreements with Avalon BioMedical (Management) Limited (“Avalon”) wherein the Company obtained certain IP from Avalon to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees and future milestone payments and sales-based royalties. During the year ended December 31, 2020 and 2019, the Company recorded $0 and $1.0 million milestone fee paid to Avalon, respectively, as research and development expenses on its condensed consolidated statement of operations and comprehensive loss. Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of December 31, 2020, and, 2019, Avalon held 786,061 shares of the Company’s common stock, which represented approximately 1% of the Company’s total issued shares for both periods. Balances due from Avalon recorded on the condensed consolidated balance sheets were not significant.

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

b.

The Company earns licensing revenue from PharmaEssentia, an entity in which the Company has an investment classified as available-for-sale (see Note 7 – Fair Value Measurements). Funds paid to PharmaEssentia under the license and cost-sharing agreements amounted to $0.4 million in each of the years ended December 31, 2020 and 2019. Pursuant to out-license agreements, the Company received $2.0 million, $0, and $2.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

c.

The Company receives certain clinical development services from ZenRx Limited and its subsidiaries (“ZenRx”), a company for which one of our executive officers serves on the board of directors. In connection with such services, the Company made payments to ZenRx of $0.6 million, $2.7 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. In April 2013, the Company entered into a license agreement with ZenRx pursuant to which the Company granted an exclusive, sublicensable license to use certain of the Company’s IP to develop and commercialize Oral Irinotecan, and Oral Paclitaxel in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound, but only for use in Oral Irinotecan and Oral Paclitaxel. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement. No revenue was earned from this license agreement in the periods presented in these consolidated financial statements.

d.	Certain family members of our executive officers work as employees or consultants of the Company. Such services were not significant to the consolidated financial statements.
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

The Company, through its partnership with FSMC, Empire State Development (“ESD”), and The State University of New York (“SUNY”) Polytechnic, was to complete the construction of an ISO Class 5 high potency oral and sterile injectable pharmaceutical manufacturing facility in Dunkirk, New York. This manufacturing facility, which was originally planned to be 320,000 square feet, has been expanded to approximately 409,000 square feet to meet the required needs of the Company and within the terms of the September 2017 agreement. On September 4, 2017, the Company entered into a Grant Disbursement Agreement whereby the State agreed to grant up to approximately $208.0 million, which includes approximately $8.0 million in additional funds available from the previous $25.0 million ESD Grant for the Company’s corporate offices, to fund the construction of the new pharmaceutical manufacturing facility.  The Company is also responsible for the costs of furnishing the facility. The Company is entitled to lease the facility and all equipment purchased with grant funds at a rate of $1.00 per year for an initial 10-year term, and for the same rate if the Company elects to extend the lease for an additional 10-year term. In exchange, the Company committed to spending $1.52 billion on operational expenses in the facility in its first 10-year term, and an additional $1.50 billion on operational expenses if the Company elects to extend the lease for a second 10-year term. The State will hold ownership of the manufacturing and office facilities. Construction of these facilities is in the final stage of completion.

Chongqing Government Department of Economic Development

In October 2015, the Company completed and executed an agreement with the Banan District in Chongqing, China (“CQ”) to construct a cGMP API manufacturing plant of approximately 440,000 square feet and a GMP pharmaceutical manufacturing plant of approximately 510,000 square feet on Banan sites identified and selected by the Company’s management. Under the terms of the agreement, Banan will provide the funding for the land and construction of the manufacturing plants according to Athenex specifications and the Company will equip the plant. This agreement allows the Company to expand its existing high potency oncology active pharmaceutical ingredient manufacturing capacity as well as its drug manufacturing capacity in China. The Company does not have significant construction period risks and the Banan District will fund the construction costs and hold ownership of the facilities. Pursuant to the agreement, the Company is committed to a registration capital requirement of no less than $30.0 million, which can be used as working capital in the course of the business. As of December 31, 2020, the Company had contributed a total of $14.1 million registration capital to its subsidiary set up under the agreement. The land and buildings will be owned by CQ, and the Company will lease the facilities, rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if the Company is profitable, it will pay a monthly rent of 5 RMB per square meter of space occupied. In addition, the Company is responsible for the costs of all equipment and technology for the facilities. On January 5, 2021, Chongqing Sintaho Pharmaceutical Co., Ltd. (“CQ Sintaho”), a wholly owned subsidiary of the Company, entered into a lease agreement with Chongqing International Biological City Development & Investment Co., Ltd (“CQ D&I”), an affiliate of CQ. Pursuant to the lease agreement CQ Sintaho will lease the newly constructed API facility of 34,517 square meters rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if CQ Sintaho is profitable, it will pay a monthly rent of 5 Chinese Renminbi per square meter of space occupied.

In connection with these arrangements with FSMC and the Banan District we have committed to certain operational milestones.
14.	STOCK-Based Compensation

Common Stock Option Plans

The Company has four equity compensation plans, adopted in 2017, 2013, 2007 and 2004 (the “Plans”) which, taken together, authorize the grant of up to 16,000,000 shares of common stock to employees, directors, and consultants. On May 23, 2019, the board of directors approved the amendment and restatement of the 2017 Omnibus Incentive Plan (the “2017 Plan”), which increases the number of shares available for issuance under the plan by up to 500,000 shares, subject to the approval of the Company’s stockholders at the Company’s 2020 annual meeting of stockholders. Additionally, on June 14, 2017, the Company adopted its 2017 Employee Stock Purchase Plan (the “ESPP”), which authorizes the issuance of up to 1,000,000 shares of common stock for future issuances to eligible employees.

Stock Options

The total fair value of stock options vested and recorded as compensation expense during the year ended December 31, 2020, 2019, and 2018 was $9.6 million, $7.9 million, and $9.8 million, respectively. As of December 31, 2020, $18.7 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.90 Years. The total intrinsic value of options exercised was approximately $1.5 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans and 2017 Plan to employees, directors, and consultants (in thousands, except stock option amounts and exercise price): Stock options granted have a contractual term of 10 years and generally vest over a 2-4 year period. A limited number of stock options vest immediately in certain circumstances. The following table summarizes the status of the Company’s stock option activity granted under the Plans and 2017 Plan to employees, directors, and consultants (in thousands, except stock option amounts):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,916,936	$8.88	6.87	$69,785
Granted	1,970,972	11.46	—	—
Exercised	(238,630)	7.23	—	—
Forfeited and expired	(152,390)	13.31	—	—
Outstanding at December 31, 2020	12,496,888	$9.26	5.42	$22,463
Vested and exercisable at December 31, 2020	9,126,142	$7.89	4.29	$28,936

The Company determines the fair value of stock option awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding a number of highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes option pricing model during the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$6.93	$8.06	$9.80
Expected dividend yield	—%	—%	—%
Expected stock price volatility	67%	64%	59%
Risk-free interest rate	0.91%	2.60%	2.61%
Expected life of options (in years)	6.2	6.3	6.1

Restricted Stock Awards

The Company granted 131,000 restricted stock awards to employees during the year ended December 31, 2019. Stock-based compensation related to the restricted stock awards amounted to $1.0 million for the year ended December 31, 2020. As of December 31, 2020, $0.3 million of unrecognized cost related to non-vested restricted stock awards were expected to be recognized over a weighted-average period of approximately 1.2 years. No such awards were granted during the year ended December 31, 2020.

Employee Stock Purchase Plan

The ESPP is available to eligible employees (as defined in the plan document). Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading or the last trading day of the offering period. The current offering period extends from December 1, 2020 to May 31, 2021. The Company expects to offer six-month offering periods after the current period. The 2017 Plan reserved 1,000,000 shares of common stock for issuance under the ESPP. Stock-based compensation related to the ESPP amounted to $0.3 million for each of the years ended December 31, 2020 and 2019 and $0.2 million for the year ended December 31, 2018. The Company issued 50,827, 60,825, and 41,733 shares of common stock to participants during the years ended December 31, 2020, 2019, and 2018, respectively.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	$9,557	$7,887	$9,786
Restricted stock expense	1,017	566	1,008
Stock awarded to directors and officers	—	1,105	—
Employee stock purchase plan	276	327	217
Total stock-based compensation expense	$10,850	$9,885	$11,011
Cost of sales	$249	$248	$228
Research and development expenses	3,647	3,251	2,621
Selling, general, and administrative expenses	6,954	6,386	8,162
Total stock-based compensation expense	$10,850	$9,885	$11,011

15.	NET LOSS PER SHARE ATTRIBUTABLE TO ATHENEX, INC. COMMON STOCKHOLDERS

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

The following weighted average outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable Athenex, Inc. to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018
Stock options and other common stock equivalents	12,748,882	10,814,635	10,480,084
Unvested restricted common shares	76,750	45,581	113,260
Total potential dilutive common shares	12,825,632	10,860,216	10,593,344

16.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components and changes of accumulated other comprehensive loss, net of related income tax effects, are as follows (in thousands):

Balance as of January 1, 2018	$(146)
Foreign currency translation adjustment	(525)
Unrealized gain on investment	15
Balance as of December 31, 2018	(656)
Foreign currency translation adjustment	118
Unrealized loss on investment	(97)
Balance as of December 31, 2019	(635)
Foreign currency translation adjustment	(494)
Unrealized loss on investment	(5)
Balance as of December 31, 2020	$(1,134)

17.	BUSINESS SEGMENT, GEOGRAPHIC, AND CONCENTRATION RISK INFORMATION

The Company has three operating segments, which are organized based mainly on the nature of the business activities performed and regulatory environments in which they operate. The Company also considers the types of products from which the reportable segments derive their revenue.  Each operating segment has a segment manager who is held accountable for operations and has discrete financial information that is regularly reviewed by the Company’s chief operating decision-maker. Consequently, the Company has concluded each operating segment to be a reportable segment. The Company’s operating segments are as follows:

Oncology Innovation Platform— This operating segment performs research and development on certain of the Company’s proprietary drugs, from the preclinical development of its chemical compounds, to the execution and analysis of its several clinical trials. It focuses specifically on Orascovery and Src Kinase Inhibition research platforms, and TCR-T immunotherapy and arginine deprivation therapy. This segment operates in the U.S., Taiwan, Hong Kong, mainland China, the United Kingdom, and Latin America.

Global Supply Chain Platform— This operating segment includes APS and Polymed and the construction of the manufacturing facilities in Chongqing, China and Dunkirk, NY. APS is a manufacturing company that supplies sterile injectable drugs to hospital pharmacies across the U.S. APS manufactures products under Section 503B of the Compounding Quality Act within the Federal Food, Drug & Cosmetic Act (“FDCA”). Additionally, APS provides products for the development and manufacturing of the Company’s proprietary drug candidates as well as providing the Company with a cGMP analytical services function. Polymed is primarily in the business of marketing and selling API in North America, Europe, and Asia from its locations in Texas and China. Polymed also develops new compounds and processing techniques and is in the final phase of completion of the new API manufacturing facility in Chongqing, China (see Note 13 – Business and Economic Collaborative Agreements).

Commercial Platform— This operating segment includes APD and Athenex Oncology, which focus on the manufacturing, distribution, and sales of specialty pharmaceuticals and the pre-launch commercial activities for the Company’s proprietary drugs, respectively. This segment provides services and products to external customers based mainly in the U.S.

The Company’s Oncology Innovation Platform segment operates and holds long-lived assets located in the U.S., Taiwan, Hong Kong, mainland China, the United Kingdom, and Latin America. The Global Supply Chain Platform segment operates and holds long-lived assets located in the U.S. and China. The Commercial Platform segment operates and holds long-lived assets located in the U.S. For geographic segment reporting, product sales have been attributed to countries based on the location of the customer.

Segment information is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total revenue:
Oncology Innovation Platform	$38,851	$20,562	$32,776
Global Supply Chain Platform	20,491	33,970	31,274
Commercial Platform	89,572	50,427	30,426
Total revenue for reportable segments	148,914	104,959	94,476
Intersegment revenue	(4,523)	(3,730)	(5,376)
Total consolidated revenue	$144,391	$101,229	$89,100

Intersegment revenue eliminated in the above table reflects sales from the Global Supply Chain Platform to the Oncology Innovation Platform.

	Year Ended December 31,
	2020	2019	2018
Total revenue by product group:
Commercial product sales	$101,590	$67,411	$35,640
License fees	38,827	20,100	32,000
API sales	3,599	12,733	17,952
Contract manufacturing revenue	85	391	458
Medical device sales	—	—	2,344
Other revenue	290	594	706
Total consolidated revenue	$144,391	$101,229	$89,100

Intersegment revenue is recorded by the selling segment when it is realized or realizable and all revenue recognition criteria are met. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger.

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to Athenex, Inc.:
Oncology Innovation Platform	$(89,189)	$(100,919)	$(89,912)
Global Supply Chain Platform	(19,400)	(8,575)	(16,858)
Commercial Platform	(37,590)	(14,255)	(10,670)
Total consolidated net loss attributable to Athenex, Inc.	$(146,179)	$(123,749)	$(117,440)

	Year Ended December 31,
	2020	2019	2018
Total depreciation and amortization
Oncology Innovation Platform	$776	$762	$690
Global Supply Chain Platform	2,048	1,489	1,603
Commercial Platform	1,668	1,566	976
Total consolidated depreciation and amortization	$4,492	$3,817	$3,269

	December 31,
	2020	2019
Total assets:
Oncology Innovation Platform	$234,153	$194,183
Global Supply Chain Platform	99,087	63,598
Commercial Platform	51,089	52,151
Total assets	$384,329	$309,932

	Year Ended December 31,
	2020	2019	2018
Total revenue
United States	$82,362	$67,794	$37,904
China	39,796	2,105	4,416
United Kingdom	19,289	1,023	—
South Korea	2,354	513	—
Austria	226	4,422	9,569
India	—	3,066	3,457
Spain	—	20,000	30,000
Other foreign countries	364	2,306	3,754
Total consolidated revenue	$144,391	$101,229	$89,100

	December 31,
	2020	2019
Total property and equipment, net:
United States	$15,511	$11,486
China	18,877	11,667
Total property and equipment, net	$34,388	$23,153

Customer revenue and accounts receivable concentration amounted to the following for the identified periods:

	Year Ended December 31,
	2020	2019	2018
Percentage of total revenue by customer:
Customer A	26%	—	—
Customer B	14%	15%	9%
Customer C	14%	16%	12%
Customer D	13%	—	—
Customer E	10%	14%	9%
Customer F	—	20%	34%

	December 31,
	2020	2019
Percentage of total accounts receivable by customer:
Customer A	33%	45%
Customer B	23%	31%
Customer C	16%	10%

18.Revenue Recognition

The Company records revenue in accordance with ASC, Topic 606, Revenue from Contracts with Customers. Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Below is a description of principal activities – separated by reportable segments – from which the Company generates its revenue (See Note 17 – Business Segment, Geographic, and Concentration Risk Information).

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

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. The Company recognized $37.7 million in license revenue, net of $2.3 million value added tax (“VAT”), and $1.0 million in license revenue from two of the Company’s out-license arrangements for the year ended December 31, 2020. The Company recognized revenue allocated to the licensed IP performance obligation upon transfer of the license of $0.1 million for the year ended December 31, 2019.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint and adjusts its estimate of the transaction price as appropriate.  To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price. The Company did not recognize revenue from other performance obligations included in the Company’s out-licensing agreements during the year ended December 31, 2020. The Company recognized revenue allocated to development performance obligations upon transfer to the customer of $20.0 million for the year ended December 31, 2019.

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

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation.  The Company did not use any other significant judgments related to out-licensing revenue during the years ended December 31, 2020 and 2019.

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

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference, if any, between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of December 31, 2020 and 2019, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $12.6 million and $14.4 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $89.3 million, $87.2 million, and $36.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer (in thousands).

	For the Year Ended December 31, 2020
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$12,079	$70,283	$82,362
China	38,760	1,036	—	39,796
United Kingdom	—	—	19,289	19,289
South Korea	—	2,354	—	2,354
Other Foreign Countries	91	499	—	590
Total Revenue	$38,851	$15,968	$89,572	$144,391

	For the Year Ended December 31, 2019
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$17,367	$50,427	$67,794
Spain	20,000	—	—	20,000
Austria	—	4,422	—	4,422
India	—	3,066	—	3,066
China	562	1,543	—	2,105
United Kingdom	—	1,023	—	1,023
Other Foreign Countries	—	2,819	—	2,819
Total Revenue	$20,562	$30,240	$50,427	$101,229

	For the Year Ended December 31, 2018
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$7,478	$30,426	$37,904
Spain	30,000	—	—	30,000
Austria	—	9,569	—	9,569
China	2,776	1,640	—	4,416
India	—	3,457	—	3,457
Other Foreign Countries	—	3,754	—	3,754
Total Revenue	$32,776	$25,898	$30,426	$89,100

The Company also disaggregates its revenue by product group which can be found in Note 17 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers. The Company has not recorded any contract assets from contracts with customers (in thousands).

	December 31,
	2020	2019
Accounts receivable, gross	$45,792	$31,207
Chargebacks and other deductions	(12,552)	(14,394)
Provision for credit losses	(9,637)	(124)
Accounts receivable, net	$23,603	$16,689
Deferred revenue	1,147	218
Total contract liabilities	$1,147	$218

The following tables illustrate accounts receivable by reportable segments (in thousands).

	December 31, 2020
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$10,783	$4,074	$30,935	$45,792
Chargebacks and other deductions	—	(1)	(12,551)	(12,552)
Provision for credit losses	(8,919)	(164)	(554)	(9,637)
Accounts receivable, net	$1,864	$3,909	$17,830	$23,603

	December 31, 2019
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$49	$1,522	$29,636	$31,207
Chargebacks and other deductions	—	(1)	(14,393)	(14,394)
Provision for credit losses	—	(114)	(10)	(124)
Accounts receivable, net	$49	$1,407	$15,233	$16,689

The Company incurs contract obligations on general customer purchase orders that have been accepted but unfulfilled.  Due to the short duration of time between order acceptance and delivery of the related product or service, the Company has determined that the balance related to these contract obligations is generally immaterial at any point in time. The Company monitors the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. As of December 31, 2020, $1.0 million and $0.1 million of contract liabilities related to customer deposits were made by customers of the Oncology Innovation Platform and the Global Supply Chain Platform, respectively, and as of December 31, 2019, $0.2 million of contract liabilities related to customer deposits were made by customers of the Global Supply Chain Platform.
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

	Fiscal 2020 Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product sales	$18,547	$40,167	$24,780	$21,780
License and other revenue	28,388	5	10,696	28
Total revenue	46,935	40,172	35,476	21,808
Cost of sales	19,572	33,006	24,510	18,267
Gross profit	27,363	7,166	10,966	3,541
Operating expenses:
Research and development expenses	17,192	22,015	18,390	18,307
Selling, general, and administrative expenses	25,748	17,486	22,220	31,401
Total operating expenses	42,940	39,501	40,610	49,708
Operating loss	(15,577)	(32,335)	(29,644)	(46,167)
Net loss	(19,718)	(41,051)	(37,268)	(50,397)
Less: net loss attributable to non-controlling interests	(289)	(600)	(462)	(904)
Net loss attributable to Athenex, Inc.	$(19,429)	$(40,451)	$(36,806)	$(49,493)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted	$(0.24)	$(0.50)	$(0.44)	$(0.53)

	Fiscal 2019 Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product sales	$25,163	$22,033	$19,237	$14,102
License and other revenue	144	164	127	20,259
Total revenue	25,307	22,197	19,364	34,361
Cost of sales	19,902	16,942	17,071	15,704
Gross profit	5,405	5,255	2,293	18,657
Operating expenses:
Research and development expenses	24,475	18,507	19,588	21,823
Selling, general, and administrative expenses	15,188	17,169	16,283	18,109
Total operating expenses	39,663	35,676	35,871	39,932
Operating loss	(34,258)	(30,421)	(33,578)	(21,275)
Net loss	(36,230)	(32,105)	(34,787)	(22,411)
Less: net loss attributable to non-controlling interests	(997)	(74)	(29)	(684)
Net loss attributable to Athenex, Inc.	$(35,233)	$(32,031)	$(34,758)	$(21,727)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted	$(0.53)	$(0.44)	$(0.45)	$(0.28)

20.	commitments and contingencies

Rental and lease commitments

In August 2015, the Company entered into a lease agreement with FSMC to occupy a portion of the Conventus Center for Collaborative Medicine in Buffalo, NY. A deferred rent liability for this agreement of $1.7 million was recorded as of December 31, 2018 and was derecognized upon adoption ASC 842 on January 1, 2019. Total rent expense related to this location, recognized on a straight-line basis, was $1.0 million for the each of the years ended December 31, 2020, 2019, and 2018.

In July 2015, CDE entered into an agreement to lease facilities in Hong Kong, which expired in November 2019. Under the rental agreement, CDE made monthly payments of less than $0.1 million for three years beginning on July 1, 2015. Total rent expense related to this location, recognized on a straight-line basis, amounted to $0.3 million, and $0.4 million for the years ended December 31, 2019, and 2018, respectively.  In November 2019, CDE entered into an agreement to lease facilities in Hong Kong through November 2022. Rent expense is recognized on a straight-line basis, amounted to $0.1 million for the year ended December 31, 2020.

In October 2016, the Company’s Commercial Platform entered into an agreement to lease office space in Chicago, IL. Under the lease agreement, the Company will make monthly payments based on an escalating scale over ten years. Total rent expense related to this location, recognized on a straight-line basis, amounted to $0.3 million for each of the years ended December 31, 2020, 2019, and 2018. A deferred rent liability for this agreement of $0.3 million was recorded as of December 31, 2018 and was derecognized upon adoption ASC 842 on January 1, 2019. In lieu of a security deposit, an irrevocable letter of credit was issued to the landlord in the amount of $0.2 million.

The Company leases its manufacturing and office facilities in Chongqing, China, where it produces API and performs research and development. Rent expense is recognized on a straight-line basis and amounted to $0.6 million for each of the years ended December 31, 2020, 2019, and 2018.

The Company entered into additional leases for lab space, warehouse facilities, and various equipment in, Houston, TX; Cranford, NJ; Taipei, Taiwan; Latin America; and Buffalo, NY, during 2019 and 2020 which expire at various times through 2026. Rent expense recognized for these operating leases was not material to the financial statements for the years ended December 31, 2020, 2019, and 2018.

Future minimum payments under the non-cancelable operating leases consists of the following as of December 31, 2020 (in thousands):

Year ending December 31:	Minimum payments
2021	$3,454
2022	2,927
2023	2,096
2024	2,002
2025	1,472
Thereafter	478
$12,429

Commitments under New York State and Chongqing Partnerships

Under its partnerships with New York State and CQ as described in Note 13 – Business and Economic Collaborative Arrangements, the Company is committed to contribute to the building of manufacturing facilities in Dunkirk, NY and Chongqing, China. Pursuant to the arrangement with New York State, the Company is committed to bear the costs of the construction of the facility in Dunkirk, NY in excess of approximately $208.0 million. The Company is entitled to lease the facility and all equipment at a rate of $1.00 per year for an initial 10-year term and for the same rate if elected to extend the lease for an additional 10-year term. The Company is responsible for all operating costs and expenses for the facility and is committed to spending $1.52 billion on operational expenses in the first 10-year term in the facility, and an additional $1.5 billion on operational expenses if elected to extend the lease for a second 10-year term. Pursuant to the arrangement with CQ, the Finance Bureau of Banan District of Chongqing is responsible for investing in the construction of the API and formulation plants and completing renovation in accordance with U.S. cGMP standards. The Company is able to lease the facility rent free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if the Company is profitable, it will pay a monthly rent of 5 RMB per square meter of space occupied or, it will have the option to purchase the land and building. If the Company does not purchase the land and building after 20 years at the price described above, it will have the option to lease the land and building with rental fee charged at market price of construction area. The Company is responsible for the costs of all equipment and technology for the facilities. Neither of these facilities in New York State and Chongqing, China were completed, and neither leases were effective as of December 31, 2020 (see Note 13 – Business and Economic Collaborative Agreements).

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
21.	SUBSEQUENT EVENTS

In January 2021, the Company entered into a manufacture and supply agreement with Ingenus for Arsenic Trioxide Injection pursuant to which Ingenus will be the Company’s exclusive supplier of the product and granted the Company a license to market and sell the product to acute care GPOs and their entire memberships as provided by said GPOs, IDNs and to hospitals within the U.S. Under the agreement, the Company is entitled to 45% of the net profits from its sales of the product and also entitled to a marketing allowance. The agreement has a 5 year term, which may be extended upon mutual agreement (See Commercialization - Our Commercial Platform – Specialty Pharmaceuticals – Ingenus Agreements).

On January 5, 2021, CQ Sintaho entered into a lease agreement with CQ D&I. Under the lease agreement, the provisions of which are consistent with those agreed upon in the 2015 Agreement, CQ Sintaho will lease the newly constructed API facility, or Sintaho API Facility, of 34,517 square meters rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if CQ Sintaho is profitable, it will pay a monthly rent of 5 RMB per square meter of space occupied (See Note 13 - Business and Economic Collaborative Agreements - Chongqing Government Department of Economic Development). The Company will account for this in accordance with ASC 842 and is evaluating the effect on its consolidated financial statements.

On February 15, 2021, the Company entered into a Second Amendment to its 2011 license agreement with PharmaEssentia for tirbanibulin ointment. The Second Amendment expands the territory to include Japan and South Korea and includes a license to use the intellectual property for additional dermatology indications and skin cancer in the existing territories. Pursuant to this Second Amendment, the Company will receive an upfront payment of $0.5 million, milestone payments up to $13.0 million associated with the achievement of certain development and sales milestone, as well as royalties on the sale of tirbanibulin ointment in Japan and South Korea. The Company will supply PharmaEssentia with the licensed products under a supply arrangement for a separate fee. The Company will account for this in accordance with ASC 606 and is evaluating the effect on its consolidated financial statements.

On February 26, 2021, the Company received a CRL from the FDA regarding our NDA for Oral Paclitaxel for the treatment of metastatic breast cancer. The FDA issues a CRL to indicate that the review cycle for an application is complete and that the application is not ready for approval in its present form. In the CRL, the FDA indicated its concern of safety risk to patients in terms of an increase in neutropenia-related sequelae on the Oral Paclitaxel arm compared with the IV paclitaxel arm in the Phase III study. The FDA also expressed concerns regarding the uncertainty over the results of the primary endpoint of ORR at week 19 conducted by BICR. The agency stated that the BICR reconciliation and re-read process may have introduced unmeasured bias and influence on the BICR. Additionally, the FDA recommended that the Company conduct a new adequate and well-conducted clinical trial in a patient population with MBC representative of the population in the U.S. The agency determined that additional risk mitigation strategies to improve toxicity, which may involve dose optimization and / or exclusion of patients deemed to be at higher risk of toxicity, are required to support potential approval of the NDA. The Company is working to consider the appropriate next steps in the development of Oral Paclitaxel. The Company plans to request a meeting with the FDA to discuss the FDA’s response, engage in a dialogue on the design and scope of a clinical trial to address the agency’s requirements and align on the next steps required to obtain approval.

******

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, Independent Registered Public Accounting Firm., the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Athenex, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Athenex, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”) of the Company and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Williamsville, New York

March 1, 2021

Item 9B.Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the sections captioned “Election of Directors,” “Executive Officers,” “Corporate Governance Matters,” and “Delinquent Section 16(a) Reports” contained in our proxy statement related to the 2021 Annual Meeting of Stockholders (Proxy Statement) currently scheduled to be held on June 4, 2021, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the information under the sections captioned “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the information under the sections captioned “Executive Compensation,” “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the information under the sections captioned “Certain Relationships and Related-Party Transactions” and “Corporate Governance Matters” in the Proxy Statement.

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

2. Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Activity in the following valuation and qualifying accounts consisted of the following (in thousands):

		Col. C - Additions
Col. A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts - Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
December 31, 2020
Provision for credit losses	$124	$9,577	(1)	$—		$(64)	(1)	$9,637
Allowance for chargebacks and other deductions	$14,394	$90,237	(2)	$—		$(92,079)	(2)	$12,552
Deferred tax asset valuation allowance	$120,805	$—		$30,059	(3)	$—		$150,864
December 31, 2019
Provision for credit losses	$9	$488	(1)	$—		$(373)	(1)	$124
Allowance for chargebacks and other deductions	$13,101	$95,100	(2)	$—		$(93,807)	(2)	$14,394
Deferred tax asset valuation allowance	$88,455	$—		$32,350	(3)	$—		$120,805
December 31, 2018
Provision for credit losses	$84	$28	(1)	$—		$(103)	(1)	$9
Allowance for chargebacks and other deductions	$3,711	$36,102	(2)	$—		$(26,712)	(2)	$13,101
Deferred tax asset valuation allowance	$60,379	$—		$28,076	(3)	$—		$88,455

(1)

Increases in the provision for credit losses consist of our provision for credit losses, which is included within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss. Decreases in the provision for credit losses consist of the write-off of specific accounts and the recovery of previously reserved receivables.

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

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of June 19, 2017.	Form 8-K	001-38112	3.1	June 22, 2017

3.2	Amended and Restated Bylaws of the Company, effective as of June 19, 2017.	Form 8-K	001-38112	3.2	June 22, 2017

4.1	Specimen Common Stock Certificate.	Form S-1	333-217928	4.1	May 12, 2017

4.2	Form of Warrant to Purchase Common Stock (Oaktree).	Form 8-K	001-38112	4.1	June 22, 2020

4.3	Form of Warrant to Purchase Common Stock (Sagard and IMCO Investors).	Form 8-K	001-38112	4.1	August 6, 2020

4.4	Description of Securities	Form 10-K	001-38112	4.2	March 2, 2020

10.1+	Form of Director and Officer Indemnification Agreement.	Form S-1	333-217928	10.1	May 12, 2017

10.2+	First Amended and Restated 2004 Common Unit Option Plan and Form of Unit Option Agreement.	Form S-1	333-217928	10.2	May 12, 2017

10.3+	First Amended and Restated 2007 Common Unit Option Plan and Form of Unit Option Agreement.	Form S-1	333-217928	10.3	May 12, 2017

10.4+	2013 Common Stock Option Plan and Form of Common Stock Option Agreement.	Form S-1	333-217928	10.4	May 12, 2017

10.5+	Amended and Restated 2017 Omnibus Incentive Plan.	Form 10-Q	001-38112	10.4	August 6, 2020

10.6+	Form of Stock Option Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	Form S-1/A	333-217928	10.5	June 2, 2017

10.7+	Form of Restricted Stock Award Agreement pursuant to the 2017 Omnibus Incentive Plan.				Filed herewith

10.8+	2017 Employee Stock Purchase Plan.	Form S-1/A	333-217928	10.6	June 2, 2017

10.9^	License Agreement by and between Hanmi Pharmaceutical Ltd. and Kinex Pharmaceuticals, LLC, effective as of December 16, 2011.	Form S-1	333-217928	10.7	May 12, 2017

10.9.1	First Amendment to License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Co., Ltd., effective as of November 9, 2012.	Form S-1	333-217928	10.7.1	May 12, 2017

10.9.2	Second Amendment to License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Ltd., effective as of October 21, 2013.	Form S-1	333-217928	10.7.2	May 12, 2017

10.9.3	Third Amendment to License Agreement by and between Kinex Pharmaceuticals, Inc. and Hanmi Pharmaceutical Ltd., effective as of March 3, 2015.	Form S-1	333-217928	10.7.3	May 12, 2017

10.9.4^	Fourth Amendment to License Agreement by and between Athenex, Inc. and Hanmi Pharmaceutical Co., Ltd., effective as of March 7, 2017.	Form S-1	333-217928	10.7.4	May 12, 2017

10.9.5	Fifth Amendment to License Agreement by and between Athenex, Inc. and Hanmi Pharmaceutical Co. Ltd., effective as of September 4, 2018.	Form 10-K	001-38112	10.45	March 11, 2019

10.10^	License Agreement by and among Hanmi Pharmaceutical Co., Ltd., Kinex Therapeutics (HK) Limited, and Kinex Pharmaceuticals, Inc., effective as of June 28, 2013.	Form S-1	333-217928	10.8	May 12, 2017

10.11^	License Agreement by and between Kinex Pharmaceuticals, LLC and PharmaEssentia Corp., effective as of December 8, 2011.	Form S-1	333-217928	10.10	May 12, 2017

10.11.1	First Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of December 23, 2016.	Form S-1	333-217928	10.10.1	May 12, 2017

10.12^	License Agreement by and between Kinex Pharmaceuticals, Inc. and PharmaEssentia Corp., effective as of December 16, 2013.	Form 10-Q	001-38112	10.11	May 7, 2020

10.12.1	First Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of December 23, 2016.	Form S-1	333-217928	10.11.1	May 12, 2017

10.12.2^	Second Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of November 27, 2018.	Form 10-Q	001-38112	10.11.2	May 7, 2020

10.13^	License Agreement by and between Kinex Pharmaceuticals, Inc. and ZenRx Limited, effective as of April 25, 2013.	Form S-1	333-217928	10.12	May 12, 2017

10.14^	License Agreement by and between Kinex Pharmaceuticals, LLC and Guangzhou Xiangxue New Drug Discovery and Development Company Limited, effective as of May 6, 2012.	Form 10-Q	001-38112	10.13	May 7, 2020

10.15^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of August 1, 2016.	Form S-1	333-217928	10.14	May 12, 2017

10.15.1^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of August 26, 2016.	Form S-1	333-217928	10.14.1	May 12, 2017

10.14.2^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of February 22, 2017.	Form S-1	333-217928	10.14.2	May 12, 2017

10.15.3^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of May 5, 2017.	Form S-1/A	333-217928	10.14.3	June 2, 2017

10.16^	Joint Venture Agreement by and between SunGen Pharma LLC and Athenex Pharmaceutical Division, effective as of September 22, 2016.	Form S-1	333-217928	10.15	May 12, 2017

10.16.1^	Addendum to Joint Venture Agreement by and between SunGen Pharma LLC and Athenex Pharmaceutical Division, LLC, effective November 29, 2016.	Form S-1	333-217928	10.15.1	May 12, 2017

10.16.2	Limited Liability Company Agreement of Peterson Athenex Pharmaceuticals, LLC, effective as of October 4, 2016.	Form S-1	333-217928	10.15.2	May 12, 2017

10.17^	Service Agreement by and between Dohmen Life Science Services, LLC and Athenex Pharmaceutical Division, LLC, effective as of August 9, 2016.	Form S-1	333-217928	10.16	May 12, 2017

10.18^	Clinical Trial Collaboration and Supply Agreement by and among Athenex, Inc., Eli Lilly and Company and ImClone LLC, effective as of October 24, 2016.	Form S-1	333-217928	10.17	May 12, 2017

10.19	Agreement for Medical Technology Research, Development, Innovation, and Commercialization Alliance by and between Fort Schuyler Management Corporation and Kinex Pharmaceuticals, Inc., effective as of May 1, 2015.	Form S-1	333-217928	10.18	May 12, 2017

10.19.1	First Amendment to Agreement for Medical Technology Research, Development, Innovation, and Commercialization Alliance by and between Fort Schuyler Management Corporation and Kinex Pharmaceuticals, Inc., effective as of July 21, 2015.	Form S-1	333-217928	10.18.1	May 12, 2017

10.19.2	Second Amendment to Agreement for Medical Technology Research, Development, Innovation, and Commercialization Alliance by and between Fort Schuyler Management Corporation and Athenex, Inc., effective as of June 22, 2016.	Form S-1	333-217928	10.18.2	May 12, 2017

10.20	Sublease Agreement by and between Fort Schuyler Management Corporation and Kinex Pharmaceuticals, Inc., effective as of July 21, 2015.	Form S-1	333-217928	10.19	May 12, 2017

10.21	Athenex Pharmaceutical Base Project Located in the Chongqing Maliu Riverside Development Zone Agreement with Chongqing Maliu Riverside Development and Investment Co., Ltd., effective as of October 16, 2015 (English translation of original foreign language agreement).	Form S-1	333-217928	10.20	May 12, 2017

10.21.1	Supplemental Agreement to Athenex Pharmaceutical Base Project Located in the Chongqing Maliu Riverside Development Zone Agreement with Chongqing Maliu Riverside Development and Investment Co., Ltd., effective as of April 1, 2019 (English translation of original foreign language agreement).	Form 10-Q	001-38112	10.20.1	August 7, 2019

10.22^	Binding Term Sheet for License, Supply and Distribution Agreement by and among Athenex API Limited, Nang-Kuang Pharmaceutical Co., LTD and CANDA NK-2, LLC, effective as of December 29, 2016.	Form S-1	333-217928	10.21	May 12, 2017

10.23	Asset Purchase Agreement by and between Athenex, Inc. and Amphastar Pharmaceuticals, Inc., dated February 1, 2017.	Form S-1	333-217928	10.22	May 12, 2017

10.24+	Amended and Restated Employment Agreement by and between Johnson Lau and Kinex Pharmaceuticals, Inc., effective as of June 1, 2015.	Form S-1	333-217928	10.23	May 12, 2017

10.25+	Employment Agreement by and between Kinex Polymed Hong Kong Ltd. and William Zuo, PhD, effective as of June 1, 2015.	Form S-1	333-217928	10.24	May 12, 2017

10.26+	Employment Agreement by and between Athenex, Inc. and Dr. Rudolf Min-Fun Kwan, effective as of February 21, 2017.	Form S-1	333-217928	10.25	May 12, 2017

10.27+	Employment Agreement by and between Athenex, Inc. and Dr. Simon Pedder, effective as of February 20, 2017.	Form S-1	333-217928	10.26	May 12, 2017

10.28+	Employment Agreement by and between Athenex, Inc. and Jeffrey Yordon, effective as of February 21, 2017.	Form S-1	333-217928	10.28	May 12, 2017

10.29+	Employment Agreement between Athenex, Inc. and Randoll Sze dated as of August 20, 2018.	Form 8-K	001-38112	10.1	August 20, 2018

10.30	Grant Disbursement Agreement by and between New York State Urban Development Corporation d/b/a Empire State Development and Athenex, Inc., dated September 4, 2017.	Form 10-Q	001-38112	10.30	November 9, 2017

10.30.1	Amendment to Grant Disbursement Agreement by and between the New York State Urban Development Corporation d/b/a Empire State Development and Athenex, Inc., dated as July 24, 2019.	Form 10-Q	001-38112	10.29.1	August 7, 2019

10.31^	License and Development Agreement by and between Athenex, Inc., Almirall, S.A. and Aqua Pharmaceuticals LLC., dated as of December 11, 2017.	Form 8-K	001-38112	10.1	December 15, 2017

10.31.1^	First Amendment to License and Development Agreement by and between Athenex, Inc., Almirall, S.A., and Aqua Pharmaceuticals LLC, dated as of September 26, 2018.	Form 10-Q	001-38112	10.3	November 14, 2018

10.31.2^	Letter Agreement by and between Athenex, Inc., Almirall, S.A. and Aqua Pharmaceuticals LLC, dated as of September 26, 2018.	Form 10-Q	001-38112	10.4	November 14, 2018

10.31.3	Second Amendment to License and Development Agreement by and between Athenex, Inc., Almirall, S.A., and Aqua Pharmaceuticals LLC, dated as of June 18, 2019.	Form 10-Q	001-38112	10.30.2	August 7, 2019

10.32	Standard Form of Agreement by and between M+W U.S., Inc. and Athenex, Inc. on December 29, 2017.	Form 10-K	001-38112	10.32	March 26, 2018

10.32.1	First Amendment to Agreement by and between M+W U.S., Inc. and Athenex, Inc., effective as of March 27, 2018.	Form 10-Q	001-38112	10.31.1	May 9, 2019

10.32.2	Second Amendment to Agreement by and between M+W U.S., Inc. and Athenex, Inc., effective as of October 1, 2018.	Form 10-Q	001-38112	10.31.2	May 9, 2019

10.32.3	Third Amendment to Agreement by and between Exyte U.S., Inc. (f/k/a M+W U.S., Inc.), effective as of January 23, 2019.	Form 10-Q	001-38112	10.31.3	May 9, 2019

10.33^	License Agreement dated as of June 29, 2018 by and between Xiangxue Life Sciences Ltd. and Axis Therapeutics Limited.	Form 8-K	001-38112	10.3	July 2, 2018

10.34^	License Agreement dated as of June 29, 2018 by and between Athenex Therapeutics Limited and Avalon Polytom (HK) Limited Pegtomarginase.	Form 8-K	001-38112	10.4	July 2, 2018

10.35^	License and Supply Agreement dated as of June 29, 2018 by and between Athenex Therapeutics Limited and Avalon HepaPOC Limited Galactose Meter and Strip.	Form 8-K	001-38112	10.5	July 2, 2018

10.36**	License Agreement between the Company and Guangzhou Xiangxue Pharmaceutical Co., Ltd., dated December 12, 2019.	Form 8-K	001-38112	10.1	December 16, 2019

10.36.1	Second Supplemental Agreement to License Agreement dated December 12, 2019 by and among Athenex, Inc. and Chongqing Taihao Pharmaceutical Co. Ltd. and Guangzhou Xiangxue Pharmaceutical Co., Ltd., dated June 30, 2020.	Form 8-Q	001-38112	10.5	August 6, 2020

10.37	Share Purchase Agreement dated as of June 29, 2018 by and between Athenex, Inc. and Perceptive Life Sciences Master Fund, Ltd.	Form 8-K	001-38112	10.1	July 2, 2018

10.38	Registration Rights Agreement dated as of July 3, 2018 by and between Athenex, Inc. and Perceptive Life Sciences Master Fund Ltd.	Form 10-Q	001-38112	10.7	August 14, 2018

10.39	Share Purchase Agreement by and among Athenex, Inc., Perceptive Life Sciences Master Fund, Ltd., venBio Select Fund LLC, OrbiMed Partners Master Fund Limited, and The Biotech Growth Trust PLC, dated as of May 3, 2019.	Form 8-K	001-38112	10.1	May 6, 2019

10.40	Registration Rights Agreement by and among Athenex, Inc., Perceptive Life Sciences Master Fund, Ltd., venBio Select Fund LLC, OrbiMed Partners Master Fund Limited, and The Biotech Growth Trust PLC, dated as of May 7, 2019.	Form S-3	333-232772	4.2	July 23, 2019

10.41	Share Purchase Agreement by and among Athenex, Inc., M. Kingdon Offshore Master Fund, LP, Schonfeld Strategic 460 Fund LLC, Point72 Associates, LLC, J. Goldman Master Fund, L.P., and Avoro Life Sciences Fund LLC, dated as of December 5, 2019.	Form 8-K	001-38112	10.1	December 5, 2019

10.42	Registration Rights Agreement by and among Athenex, Inc., M. Kingdon Offshore Master Fund, LP, Schonfeld Strategic 460 Fund LLC, Point72 Associates, LLC, J. Goldman Master Fund, L.P., and Avoro Life Sciences Fund LLC, dated as of December 9, 2019.	Form S-3	333-236104	4.2	January 28, 2020

10.43	Credit Agreement and Guaranty dated as of June 19, 2020, by and among Athenex, Inc., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	Form 8-K	001-38112	10.1	June 22, 2020

10.44	Security Agreement dated as of June 19, 2020, by and among Athenex, Inc., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	Form 10-Q	001-38112	10.2	August 6, 2020

10.45	Registration Rights Agreement by and among Athenex, Inc. and the purchasers named therein, dated as of June 19, 2020.	Form 10-Q	001-38112	10.3	August 6, 2020

10.46	Revenue Interest Financing Agreement dated as of August 4, 2020, by and between Athenex, Inc. and Sagard Healthcare Royalty Partners, LP.	Form 8-K	001-38112	10.1	August 6, 2020

10.47	Security Agreement dated as of August 4, 2020, by and between Athenex, Inc. and Sagard Healthcare Royalty Partners, LP.	Form 10-Q	001-38112	10.2	November 5, 2020

10.48	Intercreditor Agreement dated as of August 4, 2020, by and among Oaktree Fund Administration, LLC, as administrative agent, and Sagard Healthcare Royalty Partners, LP, and as acknowledged by Athenex, Inc.	Form 10-Q	001-38112	10.3	November 5, 2020

10.49	Assignment and Assumption dated as of August 4, 2020, by and among Athenex, Inc, as the borrower, Sagard Healthcare Royalty Partners, LP, OPB SHRP Co-Invest Credit Limited and SIMCOE SHRP Co-Invest Credit Ltd., as assignees, and the affiliates of Oaktree Capital Management, L.P. party thereto as assignors, and the other assignees party thereto.	Form 10-Q	001-38112	10.4	November 5, 2020

10.50**	Asset Purchase and Sale Agreement dated as of September 1, 2020 by and between Athenex Pharmaceutical Division, LLC and Ingenus Pharmaceuticals, LLC.				Filed herewith

10.51**	Co-Marketing, Manufacture and Supply Agreement dated as of November 2, 2020 by and between Athenex Pharmaceutical Division, LLC and Ingenus Pharmaceuticals, LLC.				Filed herewith

10.52**	Manufacture and Supply Agreement dated as of January 15, 2021 by and between Athenex Pharmaceutical Division, LLC and Ingenus Pharmaceuticals, LLC.				Filed herewith

21.1	Subsidiaries of Athenex, Inc.				Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	__	__	__	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	__	__	__	Filed herewith

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

32.1

Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		__	__	__	Filed herewith

101.INS	Inline XBRL Instance Document.	__	__	__	Filed herewith

101.SCHY	Inline XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	__	__	__	Filed herewith

104	Cover Page Interactive Data File	___	__	__	Filed herewith

+	Indicates management contract or compensatory plan.
^

Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

**

Certain portions of this exhibit have been omitted (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K of the   Securities Act of 1933, as amended, because such omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2021

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

Signature	Title	Date

/s/ Johnson Y.N. Lau Johnson Y.N. Lau	Chief Executive Officer and Board Chairman (Principal Executive Officer)	March 1, 2021

/s/ Randoll Sze Randoll Sze	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021

/s/ Kim Campbell Kim Campbell	Director	March 1, 2021

/s/ Manson Fok Manson Fok	Director	March 1, 2021

/s/ Jinn Wu Jinn Wu	Director	March 1, 2021

/s/ Benson Tsang Benson Tsang	Director	March 1, 2021

/s/ Robert Spiegel Robert Spiegel	Director	March 1, 2021

/s/ Stephanie Davis Stephanie Davis	Director	March 1, 2021

/s/ Jordan Kanfer Jordan Kanfer	Director	March 1, 2021

/s/ John Moore Vierling John Moore Vierling	Director	March 1, 2021