Form 10-Q
period 2021-06-30
Athenex, Inc.
filed 2021-08-05
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 109,307,740   shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$76,941	$69,587
Restricted cash	16,500	16,500
Short-term investments	53,283	138,636
Accounts receivable, net of chargebacks and other deductions of $14,523 and $12,552, respectively, and provision for credit losses of $9,421 and $9,637, respectively	22,218	23,603
Inventories	29,765	28,846
Prepaid expenses and other current assets	14,384	14,789
Total current assets	213,091	291,961
Property and equipment, net	45,685	34,388
Goodwill	69,216	38,891
Intangible assets, net	72,779	10,218
Operating lease right-of-use assets, net	7,019	7,921
Other assets	1,167	950
Total assets	$408,957	$384,329
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,467	$18,673
Accrued expenses	35,612	38,273
Current portion of operating lease liabilities	3,119	3,185
Current portion of long-term debt and finance lease obligations	4,725	2,010
Total current liabilities	62,923	62,141
Long-term liabilities:
Long-term operating lease liabilities	5,317	6,355
Long-term debt and finance lease obligations	145,271	146,577
Deferred tax liabilities	1,833	56
Contingent consideration	20,237	—
Other long-term liabilities	3,496	3,852
Total liabilities	239,077	218,981
Commitments and contingencies (See Note 17)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at June 30, 2021 and December 31, 2020; 110,980,660 and 95,066,195 shares issued at June 30, 2021 and December 31, 2020, respectively; 109,307,740 and 93,393,275 shares outstanding at June 30, 2021 and December 31, 2020, respectively	111	95
Additional paid-in capital	966,666	901,864
Accumulated other comprehensive loss	(1,123)	(1,134)
Accumulated deficit	(772,968)	(713,644)
Less: treasury stock, at cost; 1,672,920 shares at June 30, 2021 and December 31, 2020	(7,485)	(7,406)
Total Athenex, Inc. stockholders' equity	185,201	179,775
Non-controlling interests	(15,321)	(14,427)
Total stockholders' equity	169,880	165,348
Total liabilities and stockholders' equity	$408,957	$384,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product sales, net	$21,385	$40,167	$41,745	$58,714
License and other revenue	538	5	21,203	28,393
Total revenue	21,923	40,172	62,948	87,107
Cost of sales	19,663	33,006	36,068	52,578
Gross Profit	2,260	7,166	26,880	34,529
Operating expenses:
Research and development expenses	21,127	22,015	44,197	39,207
Selling, general, and administrative expenses	21,231	17,486	43,351	43,234
Total operating expenses	42,358	39,501	87,548	82,441
Operating loss	(40,098)	(32,335)	(60,668)	(47,912)
Interest income	132	185	161	598
Interest expense	5,684	1,565	10,592	3,238
Loss on extinguishment of debt	—	7,230	—	7,230
Loss before income tax (benefit) expense	(45,650)	(40,945)	(71,099)	(57,782)
Income tax (benefit) expense	(11,035)	106	(10,881)	2,987
Net loss	(34,615)	(41,051)	(60,218)	(60,769)
Less: net loss attributable to non-controlling interests	(341)	(600)	(894)	(889)
Net loss attributable to Athenex, Inc.	$(34,274)	$(40,451)	$(59,324)	$(59,880)
Unrealized (loss) gain on investment, net of income taxes	(19)	117	(3)	49
Foreign currency translation adjustment, net of income taxes	(263)	(43)	14	(481)
Comprehensive loss	$(34,556)	$(40,377)	$(59,313)	$(60,312)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 14)	$(0.33)	$(0.50)	$(0.60)	$(0.73)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 14)	103,370,268	81,564,441	98,427,561	81,551,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share data)

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive loss	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2020	83,231,063	$83	$763,648	$(567,465)	$(635)	(1,672,920)	$(7,406)	$188,225	$(12,370)	$175,855
Stock-based compensation cost	—	—	1,864	—	—	—	—	1,864	—	1,864
Restricted stock expense	(3,000)	—	397	—	—	—	—	397	—	397
Stock options exercised	70,200	—	344	—	—	—	—	344	—	344
Net loss	—	—	—	(19,429)	—	—	—	(19,429)	(289)	(19,718)
Other comprehensive loss, net of tax	—	—	—	—	(506)	—	—	(506)	—	(506)
Balance at March 31, 2020 (unaudited)	83,298,263	83	766,253	(586,894)	(1,141)	(1,672,920)	(7,406)	170,895	(12,659)	158,236
Sale of common stock and issuance of stock in connection with acquisition	51,691	—	269	—	—	—	—	269	—	269
Stock-based compensation cost	—	—	2,640	—	—	—	—	2,640	—	2,640
Restricted stock expense	—	—	413	—	—	—	—	413	—	413
Stock options exercised	12,500	—	125	—	—	—	—	125	—	125
Issuance of warrants, net	—	—	5,342	—	—	—	—	5,342	—	5,342
Non-controlling interests	—	—	—	—	—	—	—	—	198	198
Net loss	—	—	—	(40,451)	—	—	—	(40,451)	(600)	(41,051)
Other comprehensive income, net of tax	—	—	—	—	74	—	—	74	—	74
Balance at June 30, 2020 (unaudited)	$83,362,454	$83	$775,042	$(627,345)	$(1,067)	(1,672,920)	$(7,406)	$139,307	$(13,061)	$126,246

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive loss	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2021	95,066,195	$95	$901,864	$(713,644)	$(1,134)	(1,672,920)	$(7,406)	$179,775	$(14,427)	$165,348
Stock-based compensation cost	—	—	2,205	—	—	—	—	2,205	—	2,205
Restricted stock expense	—	—	29	—	—	—	—	29	—	29
Stock options exercised	119,425	—	852	—	—	—	—	852	—	852
Net loss	—	—	—	(25,050)	—	—	—	(25,050)	(553)	(25,603)
Other comprehensive income, net of tax	—	—	—	—	293	—	—	293	—	293
Balance at March 31, 2021 (unaudited)	95,185,620	95	904,950	(738,694)	(841)	(1,672,920)	(7,406)	158,104	(14,980)	143,124
Sale of common stock	33,373	—	133	—	—	—	—	133	—	133
Issuance of common stock in connection with acquisition of Kuur and settlement of transaction incentive liability assumed	15,601,667	16	58,412	—	—	—	—	58,428	—	58,428
Stock-based compensation cost	—	—	2,387	—	—	—	—	2,387	—	2,387
Restricted stock expense	—	—	57	—	—	—	—	57	—	57
Stock options exercised	160,000	—	727	—	—	—	—	727	—	727
Treasury stock repurchase	—	—	—	—	—	—	(79)	(79)	—	(79)
Net loss	—	—	—	(34,274)	—	—	—	(34,274)	(341)	(34,615)
Other comprehensive loss, net of tax	—	—	—	—	(282)	—	—	(282)	—	(282)
Balance at June 30, 2021 (unaudited)	110,980,660	$111	$966,666	$(772,968)	$(1,123)	(1,672,920)	$(7,485)	$185,201	$(15,321)	$169,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(60,218)	$(60,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,467	2,121
Stock-based compensation expense	4,678	5,314
Amortization of debt discount	1,533	553
Change in fair value of contingent consideration	398	—
Write off of deferred debt issuance costs	648	—
Loss on disposal of assets and impairment charges	—	173
Loss on extinguishment of debt	—	7,230
Deferred income taxes	(10,940)	51
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables, net	1,385	(21,931)
Prepaid expenses and other assets	(327)	1,044
Inventories	(918)	1,487
Accounts payable and accrued expenses	(7,796)	(5,341)
Net cash used in operating activities	(69,090)	(70,068)
Cash flows from investing activities:
Purchase of property and equipment	(10,459)	(4,566)
Payments for licenses	(1,588)	(83)
Cash acquired from Kuur acquisition	1,425	—
Purchases of short-term investments	(67,600)	(23,571)
Sales and maturities of short-term investments	152,950	46,345
Net cash provided by investing activities	74,728	18,125
Cash flows from financing activities:
Proceeds from sale of stock	133	269
Proceeds from issuance of debt	783	95,164
Proceeds from issuance of warrants	—	5,836
Costs incurred related to the issuance of debt and warrants	—	(6,125)
Repurchase of treasury stock	(79)	—
Proceeds from exercise of stock options	1,579	469
Investment from non-controlling interest	—	198
Repayment of finance lease obligations and long-term debt	(967)	(54,238)
Net cash provided by financing activities	1,449	41,573
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,087	(10,370)
Cash, cash equivalents, and restricted cash, beginning of period	86,087	127,674
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	267	(403)
Cash, cash equivalents, and restricted cash, end of period (See Note 3)	$93,441	$116,901
Supplemental cash flow disclosures
Interest paid	$7,715	$3,081
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$2,708	$436
Accrued purchases of licenses	$1,600	$500
Stock issued in connection with the acquisition of Kuur	$52,786	$—
Fair value of acquisition-related contingent consideration	$19,839	$—
Equipment purchased with capital lease obligation	$—	$564
Accrued cost of debt issuance	$—	$287
ROU assets derecognized from modification of operating lease obligations	$—	$(468)
ROU assets recognized in exchange for operating lease obligations	$—	$353

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

The Company is organized around three operating segments: (1) its Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; (2) its Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs; and (3) its Global Supply Chain Platform, dedicated to providing a stable and efficient supply of APIs for our clinical and commercial efforts. The Company’s current clinical pipeline in the Oncology Innovation Platform is derived from four different technologies: (1) Orascovery, based on a P-glycoprotein (“P-gp”) pump inhibitor, (2) Src Kinase Inhibition, (3) Cell Therapy, and (4) Arginine Deprivation Therapy.

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

Significant Risks and Uncertainties

The Company has incurred operating losses since its inception and, as a result, as of June 30, 2021 and December 31, 2020 had an accumulated deficit of $773.0 million and $713.6 million, respectively. As of June 30, 2021, the Company had cash and cash equivalents of $76.9 million, restricted cash of $16.5 million, and short-term investments of $53.3 million.

The Company believes that the existing cash and cash equivalents, restricted cash, and short-term investments will enable us to meet our current operational liquidity needs and fund operations through the fourth quarter of 2022. The Company has based these estimates on assumptions that may prove to be wrong, and it could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. Operations have been funded primarily through the sale of common stock, senior secured loans, and to a lesser extent, from convertible bond financing, revenue, and grant funding. The Company will require significant additional funds to conduct clinical trials and to fund its commercialization and manufacturing operations. There can be no assurance that this funding will be available for our use when needed, or at all. If adequate funds are not available, the Company may be required to delay, modify, or terminate its research and development programs or reduce its planned commercialization efforts. Further, if the Company is unable to obtain additional financing, the Company will need to reevaluate future operating plans. Although the Company plans to raise additional funds, these plans are subject to market conditions which are outside of its control and therefore cannot be deemed to be probable.

In February 2021, the Company received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) regarding the Company’s New Drug Application (“NDA”) for oral paclitaxel and encequidar (“Oral Paclitaxel”) for the treatment of metastatic breast cancer. The FDA issues a CRL to indicate that the review cycle for an application is complete and that the application is not ready for approval in its present form. In the CRL, the FDA indicated its concern of safety risk to patients in terms of an increase in neutropenia-related sequelae on the Oral Paclitaxel arm compared with the IV paclitaxel arm in the Phase III study. The FDA also expressed concerns regarding the uncertainty over the results of the primary endpoint of objective response rate (ORR) at week 19 conducted by blinded independent central review (“BICR”). The FDA stated that the BICR reconciliation and re-read process may have introduced unmeasured bias and influence on the BICR. The FDA recommended that Athenex conduct a new adequate and well-conducted clinical trial in a patient population with metastatic breast cancer representative of the population in the U.S. The FDA determined that adequate risk mitigation strategies to improve toxicity, which may involve dose optimization as well as, or in addition to, exclusion of patients deemed to be at higher risk of toxicity, would be required in any new clinical trial of Oral Paclitaxel. During the second quarter of 2021, the Company held a Type A meeting with the FDA. At the meeting, the Company provided additional analyses, including overall survival (OS) data on patient subgroups, to provide a more comprehensive summary of the risk/benefit assessment. The Company also proposed to collect additional OS data that could inform the design of a new clinical study. The Company is evaluating the optimal design for a new clinical study, which it intends to present to the FDA in the fourth quarter of 2021. The Company’s ability to potentially commercialize Oral Paclitaxel for the treatment of metastatic breast cancer, and the timing of such potential commercialization, is dependent on coming to an agreement with the FDA on the path forward for the program, the requirements and progress of a potential new clinical study, the Company’s resubmission of its NDA, ultimate FDA approval, and potentially additional capital.

The Company is subject to a number of risks similar to other biopharmaceutical companies, including, but not limited to, the lack of available capital; possible failure of preclinical testing or clinical trials; inability to obtain regulatory approval of product candidates; competitors developing new technological innovations; unsuccessful commercialization strategy and launch plans for its proprietary drug candidates; risks inherent in litigation, including purported class actions; market acceptance of the Company’s products; and protection of proprietary technology. If the Company or its partners do not successfully commercialize any of the Company’s product candidates, it will be unable to generate sufficient revenue and might not, if ever, achieve profitability and positive cash flow.

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

Results of the Company’s operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021.

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

3. Restricted Cash

The Company had a restricted cash balance of $16.5 million as of June 30, 2021 and December 31, 2020 held in a controlled bank account in connection with the Company’s senior secured loan agreement and related security agreements (the “Senior Credit Agreement”) with Oaktree Fund Administration, LLC, as administrative agent, and the lenders party thereto (collectively, “Oaktree”). The Senior Credit Agreement requires the Company to maintain, in a debt service reserve account, a minimum cash balance equal to twelve months of interest on the outstanding loans under the Senior Credit Agreement.

4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials and purchased parts	$2,944	$6,498
Work in progress	2,500	776
Finished goods	24,321	21,572
Total inventories	$29,765	$28,846

5. Business Combination

On May 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kuur Therapeutics, Inc., a Delaware corporation (“Kuur”) whereby it acquired 100% of the outstanding shares of Kuur.  Under the terms of the Merger Agreement, the Company’s wholly owned subsidiary, Athenex Pharmaceuticals LLC, a Delaware limited liability company, merged with and into Kuur, with Kuur surviving as a wholly owned subsidiary of the Company. Kuur is a leading developer of off-the-shelf CAR-NKT cell immunotherapies for the treatment of solid and hematological malignancies. The Company believes the acquisition strategically combines its TCR program with the groundbreaking NKT cell platform to provide a solution that may address some of the known limitations associated with the first generation of cell therapy treatments focused on autologous CAR-T.

Pursuant to the Merger Agreement, an upfront fee of $70.0 million was paid to Kuur shareholders and its former employees and directors, comprised primarily of equity in the Company’s common stock. Additionally, Kuur shareholders and its former employees and directors are eligible to receive up to $115.0 million of milestone payments, which may be paid, at the Company’s sole discretion, in either cash or additional common stock of the Company (or a combination of both).

The Company identified the Merger as a business combination pursuant to ASC 805 and used the acquisition method of accounting to account for the transaction. The purchase price, after adjusted for closing conditions, consisted of 14,228,066 shares of the Company’s common stock issued at $3.71 per share with a fair value of $52.8 million, plus the fair value of the future milestone payments amounting to $19.8 million, recorded as contingent consideration. The Company recorded the fair value of this contingent consideration as a liability based on the probabilities of Kuur achieving the milestones and the present value of such payments. These inputs are not observable in in the market and therefore are considered Level 3 inputs.

The Company estimated fair values on May 4, 2021 for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Merger. During the measurement period, the Company will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If any measurement period adjustments are material, those adjustments, including any related impacts to net income, will be applied in the reporting period in which the adjustments are determined. The Company is in the process of conducting a valuation of the assets acquired and liabilities assumed, most notably, the in-process research & development and contingent consideration, and the final allocation will be made when completed, including the result of any identified goodwill. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future. To estimate the preliminary fair value of the identifiable intangible assets acquired, the Company used projected discounted cash flow method, which requires assumptions of projected revenues and expenses and an estimated discount rate, among other inputs, each of which is not observable in the market and thus are considered Level 3 inputs. The Company assumed $8.9 million of transaction incentive liability to Kuur’s key employees and independent company directors, of which $3.3 million was paid in cash and $5.6 million was paid in 1,373,601 shares of the Company’s common stock at $4.11 per share.  The following table summarizes the purchase price and the initial estimates of the fair values of assets and liabilities acquired at the date of acquisition (in thousands):

Initial Allocation of Consideration:
Stock issued (14,228,066 shares at $3.71)	$52,786
Contingent consideration	19,839
Purchase price:	$72,625
Net assets acquired:
Cash and cash equivalents	$1,425
Prepaid expenses and other current assets	133
In-process research & development	63,500
Accounts payable	(39)
Accrued expenses	(1,037)
Deferred income tax liability	(12,717)
Transaction incentive liability	(8,925)
Total identifiable net assets	42,340
Goodwill	30,285
Total purchase price allocation	$72,625

Goodwill in the amount of $30.3 million was recorded for the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill recorded in connection with this acquisition is not deductible for income tax purposes. A deferred tax liability in the amount of $12.7 million was recorded related to the future taxable income as a result of the book to tax basis difference arising from the IPR&D.

The fair value of the acquired IPR&D relates to two products, including (a) an allogenic product in which NKT cells are engineered with a CAR targeting CD19, and (b) an allogenic product in which NKT cells are engineered with a CAR targeting GPC3. These IPR&D projects were valued using an income approach, specifically a projected discounted cash flow method, adjusted for the probability of technical success (PTS). The projected discounted cash flow models used to estimate the Company’s IPR&D reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset including the following:

•

Estimates of potential cash flows to be generated by the project and resulting asset, which was developed utilizing estimates of total patient population, market penetration rates, demand risk adjustment factors, and product pricing;

•

Estimates regarding the timing of and the expected cost of goods sold, research and development expenses, selling, general, and administrative expenses to advance the clinical programs to commercialization;

•	Estimates of profit sharing and cash flow adjustments;

•	The projected cash flows were then adjusted using PTS factors that were selected considering both the current state of development and the nature of the proposed indication; and
•

Finally, the resulting probability-adjusted cash flows were discounted to present value using a risk-adjusted discount rate, developed considering the market risk present in the forecast and the size of the asset.

This acquisition was made to benefit the Company’s R&D efforts, providing synergies with other assets in the Company’s pipeline and therefore, is included in the Oncology Innovation Platform. The operating results of Kuur have been included within the Company’s Oncology Innovation Platform operating segment from the date of acquisition. Kuur added revenue of $0 for the three months ended June 30, 2021 and contributed a net loss of $0.6 million for the three months ended June 30, 2021.

Acquisition-related costs, including legal, regulatory, and consulting costs, amounted to $3.5 million, and are included within selling, general, and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss.

Unaudited Pro Forma Financial Results

The following table presents supplemental unaudited pro forma information for the acquisition as if it had occurred on January 1, 2020. The unaudited pro forma financial results for the three and six months ended June 30, 2021 include the following adjustments: (1) removal of direct acquisition-related costs which would not have been incurred had the businesses been owned on the beginning of the prior reporting period, (2) the deferred tax effect if the intangible assets and purchase accounting were recorded as of the beginning of the prior reporting period, and (3) the removal of the change in fair value of Kuur convertible debt which was converted prior to the consummation of the acquisition. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of either future results of operations of the combined entity or results that might have been achieved had the acquisitions been consummated as of the beginning of the prior reporting period. The following table presents the unaudited pro forma consolidated financial information for the three and six months ended June 30, 2021 (in thousands):

Unaudited pro forma financial information	Three Months Ended June 30,		Six Months Ended June 30,
(Athenex and Kuur Consolidated)	2021	2020	2021	2020
Consolidated revenue	$21,923	$40,172	$62,948	$88,157
Consolidated net loss	$(31,261)	$(35,682)	$(58,197)	$(55,502)

6. Intangible Assets, net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	June 30, 2021
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets:
Licenses	$12,979	$6,195	$—	$6,784
Polymed customer list	1,593	1,576	—	17
Polymed technology	3,712	1,804	—	1,908
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Kuur IPR&D	63,500	—	—	63,500
Effect of currency translation adjustment	(158)	—	—	(158)
Total intangible assets, net	$82,354	$9,575	$—	$72,779

	December 31, 2020
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$12,641	$5,157	$—	$7,484
Polymed customer list	1,593	1,418	—	175
Polymed technology	3,712	1,685	—	2,027
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Effect of currency translation adjustment	(196)	—	—	(196)
Total intangibles, net	$18,478	$8,260	$—	$10,218

In connection with the acquisition of Kuur, the Company identified three drug candidate projects and two were classified as in-process research and development (“IPR&D”) and recorded at their fair value on the acquisition date. Included in the IPR&D is the historical know-how, cell treatment protocols, and procedures expected to be needed to complete the related phase of testing. The fair value of IPR&D was determined for each project, or unit of account, using unobservable, level 3 inputs (see Footnote 5 Business Combination). IPR&D intangible assets are not amortized, but rather are reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party.

As of June 30, 2021, licenses at cost include an Orascovery license of $0.4 million, licenses purchased from Gland Pharma Limited (“Gland”) of $4.4 million, a license purchased from MAIA Pharmaceuticals, Inc. (“MAIA”) for $4.0 million, licenses purchased from Ingenus Pharmaceuticals, LLC (“Ingenus”) for $3.0 million, and licenses of other specialty products of $0.8 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase. The license purchased from MAIA is being amortized over a period of 7 years, the remaining life of the license agreement at the time of purchase. Of the $3.0 million licenses purchased from Ingenus, a $2.0 million license is being amortized over a period of 5 years, the estimated useful life of the license agreement and a $1.0 million license purchased from Ingenus is being amortized over a period of 3 years, the remaining life of the license agreement at the time of purchase.

The remaining intangible assets were acquired in connection with the acquisitions of Polymed Therapeutics, Inc. (“Polymed”) and Comprehensive Drug Enterprises (“CDE”). Intangible assets are amortized using an economic consumption model over their useful lives. The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. The CDE IPR&D will not be amortized until the related projects are completed. IPR&D is tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). The Company recorded no impairment of IPR&D during the six months ended June 30, 2021. The weighted-average useful life for all intangible assets was 6.5 years as of June 30, 2021.

The Company recorded $0.5 million of amortization expense for each of the three-month periods ended June 30, 2021 and 2020, and $1.1 million and $0.9 million of amortization expense for the six-month periods ended June 30, 2021 and 2020, respectively.

The Company’s goodwill balance is the result of current and prior period acquisitions and is allocated to the Global Supply Chain Platform reporting unit and the Oncology Innovation Platform reporting unit. Changes in goodwill balances reported within the unaudited condensed consolidated balance sheet as of June 30, 2021 are due to acquisition of Kuur on May 4, 2021, contributing goodwill of $30.3 million, and the effect of foreign currency on goodwill from acquisitions of subsidiaries that have a functional currency other than USD.

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

7. Fair Value Measurements

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, an available-for-sale equity investment, accounts receivable, accounts payable, accrued liabilities, contingent consideration, and debt. Short-term investments, the equity investment, and contingent consideration are stated at fair value. Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

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

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2021 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$19,711	$19,711	$—	$—
Short-term investments - commercial paper	28,238	—	28,238	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	22,773	—	22,773	—
Short-term investments - commercial paper	30,299	—	30,299	—
Available-for-sale investment	211	211	—	—
Total assets	$101,232	$19,922	$81,310	$—
Liabilities:
Contingent consideration - Kuur	$20,237	$—	$—	$20,237
Total liabilities	$20,237	$—	$—	$20,237

	Fair Value Measurements at December 31, 2020 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$5,615	$5,615	$—	$—
Short-term investments - certificates of deposit	4,070	—	4,070	—
Short-term investments - U.S. government bonds	5,000	—	5,000	—
Short-term investments - commercial paper	34,860	—	34,860	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	20,696	—	20,696	—
Short-term investments - U.S. government bonds	14,998	—	14,998	—
Short-term investments - commercial paper	102,715	—	102,715	—
Available-for-sale investment	227	227	—	—
Total assets	$188,181	$5,842	$182,339	$—

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

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange. As of June 30, 2021 and December 31, 2020, the Company’s investment in PharmaEssentia was valued at the reported closing price on such dates. This investment is classified as a Level 1 investment and is recorded as an available-for-sale investment within short-term investments on the Company’s condensed consolidated balance sheet.

The Company accounted for the acquisition of Kuur as business combinations under the acquisition method of accounting. All assets and liabilities were measured at fair value as of the acquisition date. As a result of the purchases, the Company became liable for contingent consideration payable to certain previous owners of Kuur. This contingent consideration is measured at fair value using unobservable level 3 inputs, including (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the regulatory events on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs could result in a lower or higher fair value measurement, and such changes in fair value measurement could have an impact on future earnings. The total undiscounted amount of the milestone payments underlying this liability is $115.0 million. These payments are contingent on the achievement of various regulatory milestones which are expected to occur between 2022 and 2027, and may be paid, at the Company’s sole discretion, in either cash or common stock (or a combination of both). The milestone payments have been adjusted based on a probability of occurrence of 28.3%, and the discount rates used to calculate the present value of future payments were based on risk-free rates plus risk-adjusted spreads based on the Company’s estimated incremental borrowing rate and was between 13.78% and 15.05% for the initial valuation of the contingent consideration. The acquisition of Kuur is described in Note 5—Business Combination and the fair value of the contingent consideration is discussed further in Note 11 – Contingent Consideration.

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued selling fees, rebates, and royalties	$6,627	$9,046
Accrued wages and benefits	6,447	6,720
Accrued interest	4,171	3,583
Accrued inventory purchases	3,805	3,714
Accrued construction costs	3,608	4,104
Accrued operating expenses	3,425	3,222
Accrued clinical expenses	2,293	2,949
Accrued R&D licensing fees	2,266	366
Accrued tax withholdings	1,546	1,948
Deferred revenue	1,082	1,147
Accrued costs for product launch	342	1,474
Total accrued expenses	$35,612	$38,273

The accrued construction costs relate to the building of the manufacturing facility in Dunkirk, NY. This amount, plus an additional $0.4 million paid by the Company is expected to be funded by New York State. Therefore, $4.0 million is recorded within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of June 30, 2021.

9. Income Taxes

The Company did not record a provision for U.S. federal income taxes for the six months ended June 30, 2021 because it expects to generate a loss for the year ending December 31, 2021 and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance. Income tax benefit to date is primarily the result of the taxable temporary difference due to the deferred tax liability recognized for the indefinite lived intangible assets acquired in connection with the acquisition of Kuur’s IPR&D. This taxable temporary difference is considered a source of taxable income to support the realization of deferred tax assets from the acquirer which resulted in a reversal of the Company’s valuation allowance.

Under the provisions of Section 382 of the Internal Revenue Code (“IRC”), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC.   During the six months ended June 30, 2021, the Company experienced such a change in ownership of its common stock. Currently, the limitations imposed by Sections 382 are not expected to impair the Company’s ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership is limited. In addition, if the Company earns net taxable income in the future, its ability to use the pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company.

10. Debt and Lease Obligations

Debt

The Company’s debt as of June 30, 2021 and December 31, 2020, consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Current portion of mortgage	$740	$731
Current portion of bank loan	772	764
Current portion of senior secured loan and financing fees	2,848	70
Current portion of finance lease obligations	365	445
Current portion of operating lease obligations	3,119	3,185
Long-term portion of finance lease obligations	424	537
Long-term portion of operating lease obligations	5,317	6,355
Chongqing Maliu credit agreement	7,728	7,641
Senior secured loan, net of debt discount and financing fees of $10,033 and $11,601 respectively	137,119	138,399
Total	$158,432	$158,127

Senior Credit Agreement

On June 19, 2020 (“Closing Date”), the Company entered into the Senior Credit Agreement with Oaktree to borrow up to $225.0 million in five tranches, with a maturity date of June 19, 2026. Three tranches (“Tranche A”, “Tranche B”, and “Tranche D”) of the term loans with an aggregate principal amount of $150.0 million were drawn by the Company in 2020. One tranche (“Tranche C”) of $25.0 million will be available to the Company from 90 days after the Closing Date through June 20, 2022, subject to the Company’s satisfaction of a certain regulatory milestone; and the last tranche of $50.0 million (“Tranche E”) will be available to the Company from 90 days after the Closing Date through June 19, 2023, also subject to the Company’s satisfaction of a certain commercial milestone. The loan bears interest at a fixed annual rate of 11.0%. The Company allocated the proceeds of the drawn tranches between liability and equity components and the fair value of such equity components, along with the direct costs related to the issuance of the debt were recorded as an offset to long-term debt on the consolidated balance sheets. The debt discount and financing fees are amortized on a straight-line basis, which approximates the effective interest method, over the remaining maturity of the Senior Credit Agreement. The effective interest rate of Tranches A, B and D, including the amortization of debt discount and financing fees amounts to 13.3% annually. The Company is required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Beginning on September 17, 2020, the Company was required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date or the commitment termination date. Prepayments of the loan, in whole or in part, will be subject to early prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company, and as of June 30, 2021 and December 31, 2020, the Company has reflected a long-term exit fee liability of $3.0 million within long-term debt and finance lease obligations on the consolidated balance sheet.

The Senior Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that were customarily required for similar financings. The Company is subject to certain financial covenants under the Senior Credit Agreement, including (1) a minimum liquidity amount in cash or permitted cash equivalent investments of $20.0 million from the closing date until the date on which the aggregate principal amount of loans outstanding is greater than or equal to $150.0 million (the “First Step-Up Date”), $25.0 million from the First Step-Up Date until the date on which the aggregate principal amount of loans outstanding balance is equal to $225.0 million (the “Second Step-Up Date”), and $30.0 million from the Second Step-up Date until the maturity date; (2) minimum revenue no less than 50% of target revenue beginning with the fiscal quarter ended on December 31, 2020 and with respect to each such subsequent fiscal quarter prior to the revenue covenant termination date; (3) leverage ratio covenant not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter beginning with the first fiscal quarter following the revenue covenant termination date. At June 30, 2021, the Company was in compliance with all applicable debt covenants.

Revenue Interest Financing Agreement

On August 4, 2020, the Company entered into a Revenue Interest Financing Agreement with Sagard, pursuant to which Sagard agreed to pay the Company $50.0 million to provide funding for the Company’s development and commercialization of Oral Paclitaxel upon receipt of marketing authorization for Oral Paclitaxel by the U.S. FDA for the treatment of metastatic breast cancer. In the event the Company is unable to do so before December 31, 2021, Sagard will have a termination right. The Company believes that there is significant uncertainty that it will be able to obtain marketing authorization for Oral Paclitaxel by the U.S. FDA and draw funds from the Revenue Interest Financing, due to the receipt of the CRL and timing of the Type A meeting with the FDA. Therefore, the Company has written off its deferred debt issuance costs related to the Revenue Interest Financing for $0.6 million and has included such expense within interest expense on its condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2021.

Credit Agreements, Bank Loan and Mortgage

During the second quarter of 2019, the Company entered into a credit agreement which amended the existing partnership agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), for a Renminbi ¥50.0 million (USD $7.7 million at December 31, 2020) line of credit to be used for the construction of the new API plant in China. The Company is required to repay the principal amount with accrued interest within three years after the plant receives the cGMP certification, with 20% of the total loan with accrued interest is due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount, which is expected to approximate 4.75% annually. If the Company fails to obtain the cGMP certification within three years upon the acceptance of the plant, it shall return all renovation costs with the accrued interest to CQ in a single transaction within the first ten business days. As of June 30, 2021, the balance due to CQ was $7.7 million.

On May 15, 2020, the Company entered into a credit agreement with China Merchants Bank, enabling the Company to draw up to a Renminbi ¥5.0 million (USD $0.8 million at June 30, 2021) during the period through May 14, 2021. The Company drew the entire available credit in July 2020 and repaid the credit agreement in full on May 14, 2021. On May 28, 2021, the Company entered into a credit agreement on the same terms as that which was repaid, and withdrew the full Renminbi ¥5.0 million (USD $0.8 million at June 30, 2021) on that date. This loan has a maturity date of May 28, 2022 and bears interest at a fixed rate of 4.35% annually. The Company is required to pay the outstanding principal and all accrued interest at maturity.

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

Lease Obligations

The Company has operating leases for office and manufacturing facilities in several locations in the U.S., Asia, and Latin America and has three finance leases for manufacturing equipment used in its facilities near Buffalo, NY. The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	747	$768	1,494	$1,523
Finance lease cost:
Amortization of assets	75	64	149	81
Interest on lease liabilities	22	20	46	26
Total net lease cost	$844	$852	$1,689	$1,630

The Company has elected to exclude short-term leases from its operating lease right-of-use (“ROU”) assets and lease liabilities. Lease costs for short-term leases were not material to the financial statements for the three months ended June 30, 2021 and 2020. Variable lease costs for the three months ended June 30, 2021 were not material to the financial statements.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	June 30, 2021	December 31, 2020
Finance leases:
Property and equipment, at cost	$1,535	$1,535
Accumulated amortization, net	(497)	(347)
Property and equipment, net	$1,038	$1,188

Current obligations of finance leases	$365	$445
Long-term portion of finance leases	424	537
Total finance lease obligations	$789	$982

Weighted average remaining lease term (in years):
Operating leases	3.81	4.23
Finance leases	2.84	3.40

Weighted average discount rate:
Operating leases	12.8%	12.8%
Finance leases	10.8%	10.4%

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amount included in the measurements of lease liabilities:
Operating cash flows from operating leases	$(1,696)	$(1,617)
Operating cash flows from finance leases	(22)	(26)
Financing cash flows from finance leases	(192)	(118)

ROU assets derecognized from modification of operating lease obligations	—	(468)
ROU assets recognized in exchange for operating lease obligations	$—	$353

Future minimum payments and maturities of leases is as follows (in thousands):

Year ending December 31:	Operating Leases	Finance Leases
2021 (remaining six months)	$1,716	$234
2022	2,929	275
2023	2,096	248
2024	2,002	177
2025	1,472	—
Thereafter	478	—
Total lease payments	10,693	934
Less: Imputed interest	(2,257)	(145)
Total lease obligations	8,436	789
Less: Current obligations	(3,119)	(365)
Long-term lease obligations	$5,317	$424

Pursuant to the public-private partnership agreements with the State of New York, the Company will rent the manufacturing facilities in Dunkirk, NY. The facility is in the final stage of completion. However, no lease term had commenced as of June 30, 2021, as it was not yet operational and the Company could not direct the use of the facility. No lease costs were incurred related to the manufacturing facility during the three-month period ended June 30, 2021.

On January 5, 2021, Chongqing Sintaho Pharmaceuticals Co., Ltd. (“CQ Sintaho”), a subsidiary of the Company in China, entered into a lease agreement with Chongqing International Biological City Development & Investment Co., Ltd (“CQ D&I”). Under the lease agreement, the provisions of which are consistent with those agreed upon in the 2015 Agreement, CQ Sintaho leased the newly constructed API facility, or Sintaho API Facility, of 34,517 square meters rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if CQ Sintaho is profitable, it will pay a monthly rent of 5 RMB per square meter of space occupied. The Company determined the lease commenced in the first quarter of 2021, as it was operational and CQ Sintaho could direct the use of the facility. The Company also evaluated the probability of exercising the renewal and purchase options, and determined that it is not reasonably certain whether it will exercise those options. Therefore, the lease term is comprised only of the rent-free period and the recognition of the right-of-use asset and liability did not have a significant effect on the Company’s consolidated financial statements.

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

11. Contingent Consideration

The fair value measurements of contingent consideration liabilities are determined using unobservable Level 3 inputs. These inputs include (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs could result in a lower or higher fair value measurement. The Company expects that these milestones will be achieved at varying times between 2022 and 2027.

The following table represents a reconciliation of the contingent consideration liability related to the acquisition of Kuur measured on a recurring basis using level 3 inputs as of June 30, 2021 (in thousands):

Balance as of May 4, 2021	$19,839
Adjustment to fair value	398
Balance as of June 30, 2021	$20,237

The increase of the contingent consideration was due to the time value of money from the initial measurement date (Kuur acquisition date) to June 30, 2021, as well as updated probabilities of future cash flows related to R&D milestones. The adjustment to the contingent consideration liability is included within selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

12. Related Party Transactions

During the six months ended June 30, 2021 and 2020, the Company entered into transactions with individuals and companies that have financial interests in the Company. Related party transactions included the following:

a.

In June 2018, the Company entered into two in-licensing agreements with Avalon BioMedical (Management) Limited (“Avalon”) wherein the Company obtained certain IP from Avalon to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees and future milestone payments and sales-based royalties. During the three and six months ended June 30, 2021 and 2020, no fees were paid to Avalon in connection with the license agreements. Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of June 30, 2021, and December 31, 2020, Avalon held 786,061 shares of the Company’s common stock, which represented approximately 1% of the Company’s total issued shares for both periods. Balances due from Avalon recorded on the condensed consolidated balance sheets were not significant. In July 2021, the Company made $2.0 million milestone payment to Avalon pursuant to its license agreement.

In June 2019, the Company entered into an agreement whereby Avalon would hold a 90% ownership interest and the Company would hold a 10% ownership interest of the newly formed entity under the name Nuwagen Limited (“Nuwagen”), incorporated under the laws of Hong Kong. Nuwagen is principally engaged in the development and commercialization of herbal medicine products for metabolic, endocrine, and other related indications. The Company contributed nonmonetary assets in exchange for the 10% ownership interest. In July 2020, the transaction closed. The activities of Nuwagen were not material to the financial statements for the three or six months ended June 30, 2021.

b.

The Company earns licensing revenue from PharmaEssentia, an entity in which the Company has an investment classified as available-for-sale (see Note 7—Fair Value Measurements). During the three and six months ended June 30, 2021, the Company recorded $0 and $0.5 million milestone fee earned from PharmaEssentia under a license agreement, respectively. There were no funds paid to PharmaEssentia under the cost-sharing agreements for the three and six months ended June 30, 2021 and 2020.

In September 2020, Axis Therapeutics Limited (“Axis”), a majority-owned subsidiary of the Company, entered into a collaboration agreement with PharmaEssentia, pursuant to which Axis granted to PharmaEssensia an exclusive, non-transferrable and revocable sublicense of TCR-engineered T-Cell therapy for the development of the technology in Taiwan. Axis received license fee of $1.0 million, net of $0.3 million withholding tax, in the fourth quarter of 2020. This amount was recorded as deferred revenue as of June 30, 2021.

c.

The Company receives certain clinical development services from ZenRx Limited and its affiliate (collectively, “ZenRx”), a company for which one of the Company’s executive officers serves on the board of directors. In connection with such services, the Company made payments to ZenRx of less than $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and the Company made payments to ZenRx of $0.3 million for each of the six months ended June 30, 2021 and 2020. In April 2013, the Company entered into a license agreement with ZenRx pursuant to which the Company granted an exclusive, sublicensable license to use certain of the Company’s IP to develop and commercialize oral irinotecan and encequidar (“Oral Irinotecan”), and Oral Paclitaxel in Australia and New Zealand, and a non-exclusive license to manufacture a certain compound, but only for use in Oral Irinotecan and Oral Paclitaxel. ZenRx is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement. No revenue was earned from this license agreement in the periods presented in these consolidated financial statements.

d.	Certain directors and family members of executives perform consulting services for the Company. Such services were not significant to the condensed consolidated financial statements.

13. Stock-Based Compensation

Common Stock Option Plans

The Company has four equity compensation plans, adopted in 2017, 2013, 2007 and 2004 (the “Plans”) which, taken together, authorize the grant of up to 16,000,000 shares of common stock to employees, directors, and consultants. On May 23, 2019, the board of directors approved the amendment and restatement of the 2017 Omnibus Incentive Plan (the “2017 Plan”, which increases the number of shares available for issuance under the 2017 Plan by up to 3,500,000 shares, which was approved by the Company’s stockholders at the Company’s 2020 annual meeting of stockholders. On April 26, 2021, the board of directors approved an amendment to the 2017 Plan, which increases the number of shares available for issuance under the 2017 Plan by 5,000,000 shares, which was approved by the Company’s stockholders at the Company’s 2021 annual meeting of stockholders. The Company also has an employee stock purchase plan, the 2017 Employee Stock Purchase Plan (the “ESPP”), adopted on June 14, 2017, which authorizes the issuance of up to 1,000,000 shares of common stock for future issuances to eligible employees.

Stock Options

The total fair value of stock options vested and recorded as compensation expense during the three months ended June 30, 2021 and 2020, and six months ended June 30, 2021 and 2020 was $2.3 million, $2.5 million, $4.5 million, and $4.4 million, respectively. As of June 30, 2021, $14.2 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.7 years. The total intrinsic value of options exercised was approximately $0.2 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans to employees, directors, and consultants (aggregate intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	12,496,888	$9.26	5.42	$22,463
Granted	28,500	9.75	—	—
Exercised	(279,425)	5.64	—	—
Forfeited and expired	(219,365)	8.33	—	—
Outstanding at June 30, 2021	12,026,598	$9.39	5.07	$—
Vested and exercisable at June 30, 2021	9,426,192	$8.40	4.21	$—

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding several highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model during the periods indicated:

	Six Months Ended June 30,
	2021	2020
Weighted average grant date fair value	$6.18	$7.60
Expected dividend yield	—%	—%
Expected stock price volatility	68%	66%
Risk-free interest rate	1.45%	1.34%
Expected life of options (in years)	6.3	6.2

Restricted Stock Awards

The Company granted 48,000 restricted stock units during the three months ended June 30, 2021. No restricted stock awards were granted during the three or six months ended June 30, 2020. Stock-based compensation related to the restricted stock awards amounted to $0.1 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, $0.5 million of unrecognized cost related to non-vested restricted stock awards were expected to be recognized over a weighted-average period of approximately 0.7 years.

Employee Stock Purchase Plan

The ESPP is available to eligible employees (as defined in the plan document). Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading or the last trading day of the offering period. The current offering period extends from June 1, 2021 to November 30, 2021. The Company expects to offer six-month offering periods after the current period. The ESPP reserved 1,000,000 shares of common stock for issuance under the ESPP. Stock-based compensation related to the ESPP amounted to less than $0.1 million and $0.1 million for each of the three months ended June 30, 2021 and 2020, respectively, and $0.1 million for each of the six months ended June 30, 2021 and 2020, respectively.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within cost of sales, research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$2,341	$2,501	$4,500	$4,365
Restricted stock expense	57	413	86	810
Employee stock purchase plan	46	139	92	139
Total stock-based compensation expense	$2,444	$3,053	$4,678	$5,314
Cost of sales	$59	$55	$115	$109
Research and development expenses	671	1,012	1,272	1,958
Selling, general, and administrative expenses	1,714	1,986	3,291	3,247
Total stock-based compensation expense	$2,444	$3,053	$4,678	$5,314

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options and other common stock equivalents	13,568,672	11,700,399	13,560,708	11,709,928
Unvested restricted shares	52,566	79,000	37,616	105,000
Total potential dilutive shares	13,621,238	11,779,399	13,598,324	11,814,928

15. Business Segment, Geographic, and Concentration Risk Information

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

Oncology Innovation Platform— This operating segment performs research and development on certain of the Company’s proprietary drugs, from the preclinical development of its chemical compounds, to the execution and analysis of its several clinical trials. It focuses specifically on cell therapy programs, Orascovery and Src Kinase Inhibition research platforms, and arginine deprivation therapy.

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

Commercial Platform— This operating segment includes APD, which focuses on the manufacturing, distribution, and sales of specialty pharmaceuticals and Athenex Oncology, which focus on the manufacturing, distribution, and sales of specialty pharmaceuticals and the pre-launch commercial activities for the Company’s proprietary drugs, respectively. This segment provides services and products to external customers based mainly in the U.S.

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

Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue:
Oncology Innovation Platform	$306	$5	$20,971	$28,393
Global Supply Chain Platform	6,112	4,982	14,319	8,696
Commercial Platform	15,791	36,214	29,050	51,755
Total revenue for reportable segments	22,209	41,201	64,340	88,844
Intersegment revenue	(286)	(1,029)	(1,392)	(1,737)
Total consolidated revenue	$21,923	$40,172	$62,948	$87,107

Intersegment revenue eliminated in the above table reflects $0.3 million and $0.8 million in sales from the Global Supply Chain Platform to the Oncology Innovation Platform for the three and six months ended June 30, 2021, respectively, and $1.0 million and $1.7 million for the three and six months ended June 30, 2020, respectively. Intersegment revenue eliminated in the above table also reflects $0.6 million in sales from the Global Supply Chain Platform to the Commercial Platform for the six months ended June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue by product group:
License fees	$296	$—	$20,953	$28,381
Commercial product sales	19,970	38,881	38,033	56,383
API sales	986	1,229	2,854	2,251
Contract manufacturing revenue	427	57	857	80
Other revenue	244	5	251	12
Total consolidated revenue	$21,923	$40,172	$62,948	$87,107

Intersegment revenue is recognized by the selling segment when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to Athenex, Inc.:
Oncology Innovation Platform	$(20,122)	$(35,024)	$(25,563)	$(35,982)
Global Supply Chain Platform	(3,944)	(5,745)	(7,626)	(11,731)
Commercial Platform	(10,208)	318	(26,135)	(12,167)
Total consolidated net loss attributable to Athenex, Inc.	$(34,274)	$(40,451)	$(59,324)	$(59,880)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total depreciation and amortization:
Oncology Innovation Platform	$224	$188	$438	$363
Global Supply Chain Platform	508	426	1,023	922
Commercial Platform	461	421	1,006	836
Total consolidated depreciation and amortization	$1,193	$1,035	$2,467	$2,121

	June 30,	December 31,
	2021	2020
Total assets:
Oncology Innovation Platform	$246,252	$234,153
Global Supply Chain Platform	107,647	99,087
Commercial Platform	55,058	51,089
Total consolidated assets	$408,957	$384,329

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue:
United States	$20,679	$26,001	$59,323	$43,522
China	652	125	858	28,638
South Korea	445	1,060	1,112	1,693
India	—	—	906	—
United Kingdom	—	12,933	—	12,933
Other foreign countries	147	53	749	321
Total consolidated revenue	$21,923	$40,172	$62,948	$87,107

	June 30,	December 31,
	2021	2020
Total property and equipment, net:
United States	$22,395	$15,511
China	23,290	18,877
Total consolidated property and equipment, net	$45,685	$34,388

Customer revenue and accounts receivable concentration amounted to the following for the identified periods. These customers relate to the Commercial Platform segment and the Global Supply Chain Platform segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Percentage of total revenue by customer:
Customer A	22%	14%	15%	6%
Customer B	21%	15%	13%	7%
Customer C	19%	9%	12%	4%
Customer D	0%	0%	32%	0%
Customer E	0%	32%	0%	15%
Customer F	0%	0%	0%	32%

	June 30,	December 31,
	2021	2020
Percentage of total accounts receivable by customer:
Customer A	35%	33%
Customer B	30%	24%
Customer C	17%	16%
Customer D	0%	6%

16. Revenue Recognition

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

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. For the three and six month period ended June 30, 2021, the Company recognized license revenue of $0.2 million and $20.8 million, respectively, of which $20.0 million was recognized upon the achievement of the first commercial milestone pursuant to the 2017 Almirall out-license arrangement upon the launch of Klisyri® (tirbanibulin) in the U.S., and $0.5 million was recognized for an upfront fee upon transferring IP to the customer upon execution of the second amendment to the 2011 PharmaEssentia license agreement. For the six-month period ended June 30, 2020, the Company recognized revenue of $28.3 million, net of $1.7 million value added tax (“VAT”) collected on behalf of the counterparty, upon transferring certain IP to the customer. No license revenue was recognized for the three-month period ended June 30, 2020. During the fourth quarter of 2020 and under the collaboration agreement between Axis Therapeutics and PharmaEssentia, the Company received $1.0 million, net of $0.3 million withholding tax, of upfront fees allocated to its performance obligation to deliver functional IP to the Customer. As of June 30, 2021, the Company had not satisfied this performance obligation by delivering the license with the data necessary for the customer to benefit from the right to use the IP and, therefore, the amount was recorded as deferred revenue.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint and adjusts its estimate of the transaction price as appropriate.  To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price. The Company did not recognize revenue from other performance obligations included in the Company’s out-licensing agreements during the three and six-month periods ended June 30, 2021 and 2020.

Certain out-license agreements include performance obligations to manufacture and provide drug product in the future for commercial sale when the licensed product is approved. For the commercial, sales-based royalties, the consideration is predominantly related to the licensed IP and is contingent on the customer’s subsequent sales to another commercial customer. Consequently, the sales- or usage-based royalty exception would apply. Revenue will be recognized for the commercial, sales-based milestones as the underlying sales occur. The Company recorded $0.2 million of royalty revenue related to sales of Tirbanibulin during the three and six months ended June 30, 2021. No royalty revenue was recorded during the six months ended June 30, 2020.

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation.  The Company did not use any other significant judgments related to out-licensing revenue during the three and six-month periods ended June 30, 2021 and 2020.

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

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference, if any, between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of June 30, 2021, and December 31, 2020, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $14.5 million and $12.6  million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $26.9 million, and $20.2 million for the three months ended June 30, 2021, and 2020, respectively, and $52.5 million and $45.1 million for the six months ended June 30, 2021 and 2020, respectively.

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

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer.

	For the Three Months Ended June 30, 2021
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$288	$4,600	$15,791	$20,679
China	9	643	—	652
South Korea	—	445	—	$445
Other foreign countries	9	138	—	147
Total revenue	$306	$5,826	$15,791	$21,923

	For the Three Months Ended June 30, 2020
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$2,720	$23,281	$26,001
United Kingdom	—	—	12,933	12,933
South Korea	—	1,060	—	1,060
China	5	120	—	125
Other foreign countries	—	53	—	53
Total revenue	$5	$3,953	$36,214	$40,172

	For the Six Months Ended June 30, 2021
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$20,444	$9,829	$29,050	$59,323
South Korea	—	1,112	—	1,112
India	—	906	—	906
China	17	841	—	858
Other foreign countries	510	239	—	749
Total revenue	$20,971	$12,927	$29,050	$62,948

	For the Six Months Ended June 30, 2020
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$4,700	$38,822	$43,522
China	28,314	324	—	28,638
United Kingdom	—	—	12,933	12,933
South Korea	—	1,693	—	1,693
Other foreign countries	79	242	—	321
Total revenue	$28,393	$6,959	$51,755	$87,107

The Company also disaggregates its revenue by product group which can be found in Note 15 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers. The Company has not recorded any contract assets from contracts with customers.

	June 30, 2021	December 31, 2020
	(In Thousands)
Accounts receivable, gross	$46,162	$45,792
Chargebacks and other deductions	(14,523)	(12,552)
Provision for credit losses	(9,421)	(9,637)
Accounts receivable, net	$22,218	$23,603
Deferred revenue	1,082	1,147
Total contract liabilities	$1,082	$1,147

The following tables illustrate accounts receivable and contract asset balances by reportable segments.

	June 30, 2021
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$9,170	$2,771	$34,221	$46,162
Chargebacks and other deductions	—	—	(14,523)	(14,523)
Provision for credit losses	(8,919)	(178)	(324)	(9,421)
Accounts receivable, net	251	2,593	19,374	22,218

	December 31, 2020
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$10,783	$4,074	$30,935	$45,792
Chargebacks and other deductions	—	(1)	(12,551)	(12,552)
Provision for credit losses	(8,919)	(164)	(554)	(9,637)
Accounts receivable, net	$1,864	$3,909	$17,830	$23,603

As of June 30, 2021 and December 31, 2020, the deferred revenue balances relate to customer deposits made by customers of the Oncology Innovation Platform and Global Supply Chain Platform and are included within accrued expenses on the condensed consolidated balance sheets.

There were no other material changes to contract balances during the three and six months ended June 30, 2021.

17. Commitments and Contingencies

Future minimum payments under the non-cancelable operating leases consists of the following as of June 30, 2021 (in thousands):

Year ending December 31:	Minimum payments
2021 (remaining six months)	$1,716
2022	2,929
2023	2,096
2024	2,002
2025	1,472
Thereafter	478
$10,693

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

The complaints generally allege that between August 7, 2019 and February 26, 2021 (the purported class period), the Company and the individual defendants made materially false and misleading statements regarding the Company's business in connection with the Company’s development of Oral Paclitaxel for the treatment of metastatic breast cancer and the likelihood of FDA approval, and that the plaintiffs suffered losses when the Company’s stock price dropped after its announcement on February 26, 2021 regarding receipt of the CRL. The complaints seek class certification, damages, fees, costs, and expenses. Motions to appoint a lead plaintiff and consolidate the two cases were fully briefed as of May 17, 2021, and are now pending before the court. The defendants expect that the court will issue an order consolidating these two lawsuits and appointing a lead plaintiff in the coming months. Additional similar lawsuits might be filed. The Company and the individual defendants believe that the claims in these lawsuits are without merit, and the Company has not recorded a liability related to this shareholder class action lawsuit as the risk of loss is remote. The Company and the individual defendants intend to vigorously defend against these claims but there can be no assurances as to the outcome.

Shareholder Derivative Lawsuit

On June 3, 2021, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware by Timothy J. Wonnell, allegedly on behalf of the Company, that piggy-backs on the securities class actions referenced above.  The complaint names Johnson Lau, Rudolf Kwan, Timothy Cook, and members of the Board as defendants, and generally alleges that they caused or failed to prevent the securities law violations asserted in the securities class actions. The Company and the individual defendants believe the claims are without merit, and the Company has not recorded a liability related to this lawsuit as the risk of loss is remote. The Company and the individual defendants intend to vigorously defend against these claims but there can be no assurances as to the outcome.

18. Subsequent Event

The Company suspended production activities at its Taihao active pharmaceutical ingredient (API) facility in Chongqing, China, in May 2019, based on concerns raised by the Department of Emergency Management of Chongqing (DEMC) related to the location of our plant. The Company subsequently resumed producing API at the Taihao facility primarily for its ongoing clinical studies and commercial launches of its proprietary drugs in accordance with local regulatory guidance, while the Company started building out Sintaho, a new API facility in Chongqing. In July 2021, the Company received verbal notice from the DEMC that it will be required to terminate the production activities at its Taihao API facility at the end of 2021. The Company is seeking further dialogue with the DEMC. While a certain extent of its operations is now being conducted at Sintaho, its new API facility in Chongqing, the Company is beginning to explore plans to move remainder of the operations and production activities to Sintaho, in the event it is unable to reach an agreement with the DEMC for the continued production activities of the Taihao API facility.

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

We are organized around three operating segments: (1) our Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; (2) our Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs; and (3) our Global Supply Chain Platform, dedicated to providing a stable and efficient supply of APIs for our clinical and commercial efforts. Our current clinical pipeline in the Oncology Innovation Platform is derived from four different technologies: (1) Orascovery, based on a P-glycoprotein (“P-gp”) pump inhibitor, (2) Src Kinase Inhibition, (3) Cell Therapy, and (4) Arginine Deprivation Therapy.

The following table summarizes the development status of our current pipeline of product candidates as of June 30, 2021:

Drug Candidate and Program		Status: Pre-clinical	Phase I	Phase II	Phase III	Regulatory
Src Kinase Inhibition Platform						
Klisyri® (Tirbanibulin Ointment)[1,2]		Actinic Keratosis				FDA Approved
Orascovery Platform						
Oral paclitaxel + encequidar	Monotherapy	Metastatic Breast Cancer				Received CRL
		Angiosarcoma				
	+ dostarlimab	Neoadjuvant Breast Cancer (I-SPY 2)[3]				
	+ ramucirumab	Gastric Cancer[4]				
	+ pembrolizumab	Solid Tumors				
Oral docetaxel + encequidar		Solid Tumors				
Oral irinotecan + encequidar		Solid Tumors				
Oral eribulin + encequidar		Solid Tumors				
Cell Therapy Platform						
TCRT-ESO-A2		Multiple Tumors				
KUR-501 – GD2 autologous CAR-NKT		Neuroblastoma				
KUR-502 – CD19 allogeneic CAR-NKT		R/R Lymphoma and Leukemia				
KUR-503 – GPC3 allogeneic CAR-NKT		HCC				
Arginine Deprivation Therapy						
PT01		Multiple Tumors				

1. Tirbanibulin ointment is also being evaluated in psoriasis by our partner in Taiwan, and KX2-361 (KX02), a structural analog of tirbanibulin, is being evaluated in glioblastoma by our partner in China.
2. Athenex's partner, Almirall, launched Klisyri in the U.S. in February 2021 and is supporting the development and commercializing the product in Europe.
3. In collaboration with Quantum Leap Healthcare Collaborative and GlaxoSmithKline.
4. In collaboration with Eli Lilly and Company, makers of ramucirumab.

On July 19, 2021, we announced that our partner, Almirall (Almirall, S.A., BME: ALM), had received approval from the European Commission to market Klisyri® (tirbanibulin) for the topical treatment of actinic keratosis (AK) of the face or scalp in adults. Almirall launched Klisyri in the U.S. in February 2021 after Athenex received approval from the FDA for the commercialization of Klisyri in the United States for the same drug indication usage in December 2020. Almirall will be launching the product in Europe. The launch in the U.S. resulted in a milestone payment of $20.0 million pursuant to the license agreement.

In June 2021, we held a Type A meeting with the FDA after receiving in February 2021 a Complete Response Letter (“CRL”), in which the agency indicated its concern of safety risk to patients in terms of an increase in neutropenia-related sequelae on the Oral Paclitaxel arm compared with the IV paclitaxel arm in the Phase III study, and also its concern of the uncertainty over the results of the primary endpoint of objective response rate (ORR) at week 19 conducted by blinded independent central review (BICR), and recommended that we conduct a new adequate and well-conducted clinical trial in a patient population with metastatic breast cancer representative of the population in the U.S. The agency determined that adequate risk mitigation strategies to improve toxicity, which may involve dose optimization and / or exclusion of patients deemed to be at higher risk of toxicity, would be required in any new clinical trial of Oral Paclitaxel. At the Type A meeting, we provided additional analyses, including overall survival (OS) data on patient subgroups, to provide a more comprehensive summary of the risk/benefit assessment. We also proposed to collect additional OS data that could inform the design of a new clinical study. The FDA was supportive and encouraged the Company to continue development of oral paclitaxel and encequidar for the treatment of metastatic breast cancer. The FDA also agreed that a well-designed and well-conducted trial may adequately address the deficiencies raised in the CRL. We are evaluating the optimal design for a new clinical study which we intend to present to the FDA in the fourth quarter of 2021.

We are also evaluating Oral Paclitaxel in other indications and in combination with other therapies. We completed enrollment in our Phase 2 study of Oral Paclitaxel in the treatment of cutaneous angiosarcoma and intend to discuss a registration pathway with the FDA. Our Phase 1 study of Oral Paclitaxel in combination with pembrolizumab, or Keytruda, in patients with advanced solid malignancies is ongoing. Athenex has an abstract accepted for poster presentation at the European Society of Medical Oncology

(ESMO) Congress 2021, taking place in September 2021, to present dose finding results from this study. We are proceeding into the expansion phase of the Oral Paclitaxel in combination with pembrolizumab study. The I-SPY 2 trial evaluating Oral Paclitaxel in combination with dostarlimab in neoadjuvant breast cancer patients is also ongoing.

In addition to our lead Orascovery product candidate, development of our other Orascovery product candidates is ongoing. We are planning Phase 2 studies for both oral irinotecan and encequidar (“Oral Irinotecan”) and oral docetaxel and encequidar (“Oral Docetaxel”). A Phase 1 study of oral eribulin and encequidar (“Oral Eribulin”) in patients with solid tumors is ongoing.

On May 4, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kuur Therapeutics, Inc., a Delaware corporation (formerly known as Cell Medica, “Kuur”). Kuur is a clinical-stage biopharmaceutical company focused on the development of allogeneic, or “off-the-shelf”, NKT (natural killer T) cell immunotherapies for the treatment of solid and hematological malignancies. Kuur’s immunotherapy platform engineers chimeric antigen receptors (“CARs”) expressed by invariant NKT cells, which combine features of T and NK cells, and is being developed in partnership with Baylor College of Medicine and Texas Children’s Hospital. Allogeneic cell therapy has the potential to be faster and less expensive than patient-specific autologous products, and NKT cells offer several advantages over other cell types for allogeneic immunotherapy applications. NKT cells have the cytotoxic and anti-tumor properties of conventional T cells, but with other biological attributes that are expected to improve their ability to attack hematological and solid tumors. These include amplification of the immune response, innate tissue and solid tumor homing properties, as well as endogenous anti-tumor activity based on the ability to eliminate immune suppressive cells and activate host immune cells within the tumor microenvironment.

Kuur has two principal agreements with Baylor College of Medicine (“Baylor”), an Amended and Restated Exclusive License and Option Agreement dated February 28, 2020 (the “Baylor License Agreement”) and an Amended and Restated Co-Development Agreement dated February 28, 2020 (the “Baylor Co-Development Agreement”), each entered into by Kuur Therapeutics Limited (f/k/a Cell Medica, Ltd.) (“Kuur Ltd”) to amend and restate agreements that have been in place since 2016. In August 2020, Kuur Ltd assigned its obligations under the Baylor License Agreement and the Baylor Co-Development Agreement to Cell Medica, Inc. (“Cell Medica”), a sister company to Kuur Ltd. and direct subsidiary of Kuur. Under the Baylor License Agreement and Baylor Co-Development Agreement, Kuur has an exclusive licensing and co-development agreement around cellular immunotherapy products for the treatment of cancer and pursuant to which the parties to the agreement have been advancing Kuur’s pipeline of three product candidates, KUR-501 and KUR-502 into the clinic, and in advancing KUR-503 into IND-enabling preclinical studies. Per the terms of the Baylor Co-Development Agreement, Baylor is responsible for the development activities, at Kuur’s cost pursuant to an annual budget, determined by and under the supervision of a joint steering committee that is composed of four Baylor appointees and four Kuur appointees. The Baylor Co-Development Agreement is coterminous with the Baylor License Agreement or on breach or at Kuur’s option upon twelve months’ notice with such termination effective no earlier than three years from the date of the agreement.

Under the terms and conditions of the Baylor License Agreement, Baylor has granted Kuur a royalty bearing, worldwide, exclusive license under its technology in the permitted fields of use to research, develop, commercialize, and manufacture the licensed products with options to extend the scope and Kuur will be responsible for the commercialization of the licensed product in their permitted fields of use. Kuur has agreed to pay Baylor payments up to $128.5 million in the event defined development and sales are achieved, as well as tiered royalties at single digit rates based on annual net sales of licensed products and tiered percentages of sublicensing revenue ranging from mid-single digits to royalty rates in the mid-teens.

The Baylor License Agreement will continue until the patent rights under the agreement expire on a country-by-country basis, unless terminated earlier in accordance with the terms of the Baylor License Agreement. The agreement may be terminated on a product-by-product basis or in its entirety upon the mutual agreement of the parties, by Kuur upon requisite notice, on insolvency of a party or by either party for material breach as set forth in the Baylor License Agreement.

KUR-501 is an autologous product in which NKT cells are engineered with a CAR targeting GD2, which is expressed on almost all neuroblastoma tumors, as well as other malignancies. KUR-501 is being tested in the phase 1 GINAKIT2 clinical study in patients with relapsed-refractory (R/R) high risk neuroblastoma. The single-arm study will evaluate six dose levels of KUR-501 with patients receiving pre-dose lymphodepletion chemotherapy consisting of cyclophosphamide and fludarabine. Neuroblastoma is a pediatric cancer and patients with R/R high risk neuroblastoma have a poor prognosis and a significant unmet medical need. The KUR-501 development program is also designed to provide autologous proof-of-concept for CAR-NKT cells in solid tumors using a validated target. The GINAKIT2 study is supported by Kuur Therapeutics and conducted by Kuur’s collaborator, Baylor College of Medicine (“BCM”), and is currently recruiting patients.

KUR-502 is an allogeneic product in which NKT cells are engineered with a CAR targeting CD19. KUR-502 is built on Kuur’s next-generation CAR-NKT platform with novel engineering capabilities that harness and enhance the unique properties of NKT cells. The NKT cells used in Kuur’s CAR-NKT platform have a semi-invariant TCR that does not distinguish between self- and non-self-tissues, making the cells unlikely to induce graft versus host disease (GvHD).  As a result, KUR-502 cells are harvested and manufactured from healthy donors. The ANCHOR clinical study is a phase 1, first-in-human, dose escalation evaluation of KUR-502 in adults with R/R CD19 positive malignancies including B cell lymphomas, acute lymphoblastic leukemia (ALL), and chronic lymphocytic leukemia (CLL). The single-arm study will evaluate three dose levels with patients receiving lymphodepletion chemotherapy consisting of cyclophosphamide and fludarabine followed by infusion with KUR-502. Patients with R/R CD19-positive malignancies have limited effective treatment options. While CD19-directed autologous CAR-T cells are now available for these patients, they are limited by a requirement for patient leukapheresis, delays to receive treatment due to the requirement for autologous manufacturing, limited access, and variable final product quality. Off-the-shelf KUR-502 is designed to overcome these limitations. The ANCHOR study is being sponsored and conducted by Kuur’s collaborator, BCM and is currently recruiting patients.

KUR-503 is a product, in which NKT cells are engineered with a CAR targeting GPC3 (glypican-3).  GPC3 is a molecule that is highly expressed on most hepatocellular carcinomas (HCC), but not normal liver or other non-neoplastic tissue, making it an ideal target. Because NKT cells home to the liver, they are excellent candidates to deliver immune effector therapy for patients with HCC. HCC is now the fourth most common cause of cancer related death worldwide, with an estimated 750,000 new cases each year. Although there have been some recent approvals of new agents to treat advanced HCC, these patients still have poor outcomes and there is a significant unmet need. KUR-503 is currently in preclinical development and the company is planning to submit an IND in 2022.

We believe that the acquisition of Kuur can potentially launch its cell therapy product portfolio to be one of the leaders in cell therapy. Kuur’s pipeline enables us to expand the cell therapy R&D pipeline by adding to Athenex’s current T cell receptor (TCR)-T immunotherapy program. The first cell therapy product in the TCR-T immunotherapy program, TCRT-ESO-A2, is based on an autologous approach of transducing a patient’s T cells with a T cell receptor (TCR) that recognizes a cancer antigen derived from the protein NYESO-1. The broad applicability of NKT cells allow for insertion of a CAR to target hematological malignancies and a TCR to target solid tumors

Pursuant to the terms of the Merger Agreement, we paid $70.0 million upfront to Kuur shareholders and its former employees and directors, comprised primarily of equity in the Company’s common stock. Additionally, Kuur shareholders and its former employees and directors are eligible to receive up to $115.0 million of milestone payments, which may be paid, at the Company’s sole discretion, in either cash or additional common stock of the Company, or a combination of both (see Footnote 5 Business Combination).

The other technology in our Cell Therapy platform is our TCR-T immunotherapy technology under which we are advancing TCR affinity-enhancing specific T-cell (TAEST) therapy with our first T cell therapy product, TCRT-ESO-A2. We are planning to begin enrollment for the Phase 1 trial of TCRT-ESO-A2 in the third quarter of 2021. TCRT-ESO-A2, an autologous T cell receptor (TCR)-T cell therapy targeting solid tumors that are NY-ESO-1 positive in HLA-A*02:01 positive patients.

We are still in the process of evaluating the impact of the acquisition of Kuur on our business. Kuur is still in early stage development of its product candidates and we expect to incur significant research and development expenses as we advance the cell therapy business, including the payment of milestone payments and royalties under Kuur’s in-licensing arrangements. We are also in the early stages of integrating Kuur’s business and we may not recognize any synergies and other benefits of the acquisition in the near term as we work to integrate Kuur’s business.

With respect to Arginine deprivation therapy, the Phase 1 trial of PT01 for the treatment of patients with advanced malignancies is currently enrolling patients.

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

We have been deemed an “essential business” by New York State and, as a result, we have experienced minimal disruptions at our New York-based operations in Clarence and Buffalo. Despite these efforts, we may from time to time experience additional disruptions related to the COVID-19 pandemic resulting from employees falling ill with COVID-19. We have supplied our employees with face coverings and other necessary personal protective equipment and have taken other measures to reduce the risk of the spread of COVID-19 at our work sites. We are actively monitoring our operations and supply chain across the globe and are making adjustments to respond to logistical challenges that arise due to the COVID-19 pandemic where appropriate, particularly due to the emergence and spread of the COVID-19 Delta variant, which has already impacted our operations and supply chain in the first half of 2021 as discussed further below. We have continued to produce medicines that are used to treat COVID-19 as part of our commitment to contribute to the COVID-19 relief effort.

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

While the disruptions to our business caused by the pandemic are currently expected to be temporary, there is still uncertainty regarding the pandemic's overall duration and the severity of any future outbreaks. The surge of COVID-19 cases in the last couple of months in India, a country where we source supplies and maintain partnerships that are key to our specialty drug business, including API, presents business and supply chain disruption risks for us to the extent the virus is not able to be contained, there is widespread sickness and disruptions on operations and also in the event state governments in India impose additional lockdowns, restrictions on the operations of businesses and other containment measures to combat the spread of the virus. The scope and impact of any such measures is not yet known and will depend on a number of factors, including the ultimate spread and severity of the outbreaks in India and the scope, duration and impact of containment measures on individuals and businesses. If our partners in India experience significant or extended disruptions to their business due to COVID-19, it could result in substantial supply shortages and harm our special drug business, as well as our overall financial condition and results of operations.

As a result of the significant decrease in our market capitalization since we last performed a goodwill impairment test in the fourth quarter of 2020, we evaluated the impact on each of its reporting units to assess whether there was a triggering event during the first quarter of 2021, requiring it to perform a goodwill impairment test (ASC350-20-35). We determined a triggering event occurred and, as such, performed an interim goodwill quantitative impairment test for our reporting units. We compared the fair value of our Global Supply Chain Platform and Oncology Innovation Platform reporting units to carrying value. Based on the results, the fair value of each of our reporting units exceeded their carrying value, and the goodwill was not impaired (see Note 6 Intangible Assets, Net). However, there can be no assurances that goodwill will not be impaired in future periods. Estimating the fair value of goodwill requires the use of estimates and significant judgments that are based on a number of factors. These estimates and judgments may not be within our control and accordingly it is reasonably possible that the judgments and estimates could change in future periods.

We have three operating segments: our Oncology Innovation Platform, Global Supply Chain Platform and Commercial Platform. Since inception, we have devoted a substantial amount of our resources to research and development of our lead product candidates under our Orascovery and Src Kinase Inhibition technology platforms, as well as under the Cell Therapy platform and Arginine Deprivation Therapy technology, and to buildup of our commercial infrastructure. We have incurred significant net losses since inception.

For the six months ended June 30, 2021, our net loss was $59.3 million, compared to $60.8 million for the same period in 2020. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $773.0 million and $713.6 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will cover the following activities as we:

•	Continue to advance our lead programs, Orascovery and Src Kinase Inhibition technology platforms, through clinical and regulatory development;
•	Advance the research and clinical development activities of our cell therapy programs, including the development of Kuur’s pipeline and our TCR-T immunotherapy product;
•	Continue certain of our current preclinical and clinical research program and development activities;
•	Continue to invest in our manufacturing facilities in Dunkirk and Chongqing;
•	Continue to advance the preclinical and clinical research program and development activities of our in-licensed technology platforms;
•	Seek to identify additional research programs and product candidates within existing platform technologies;

•	Attain new drugs and technologies through acquisitions or in-licensing opportunities if complementary to our core business;
•	Hire additional research, development and business personnel;
•	Maintain, expand and protect our intellectual property (“IP”) portfolio; and
•	Incur additional costs associated with operating as a public company.

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

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, senior secured loans, private placements, and to a lesser extent, from convertible bond financing, revenue, and grant funding. As of June 30, 2021, we had cash and cash equivalents of $76.9 million, restricted cash of $16.5 million, and short-term investments of $53.3 million.

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

R&D activities are central to our business model. We expect our R&D expenses to continue to increase for the foreseeable future as we continue to support the clinical and regulatory development activities of our Orascovery platform product candidates, our Src kinase inhibition platform product candidates, our Cell therapy platform product candidates, as well as initiate and prepare for additional clinical and preclinical studies, including for our arginine biologics products and other small molecule programs. We also expect spending to increase in the R&D for API, 503B and specialty products. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial, regulatory and public health, including the ongoing COVID-19 pandemic, factors beyond our control will likely impact our clinical development programs and plans.

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

We anticipate that our SG&A expenses will increase in future periods to support increases in our research and development. We expect these increases will likely result in increased headcount, increased share compensation charges, expanded infrastructure and increased costs for insurance. We also anticipate increases to legal expenses due to the on-going class action lawsuit (see Note 17 Commitments and Contingencies), insurance premium, compliance, accounting and investor and public relations expenses associated with being a public company.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$21,385	$40,167	$(18,782)	-47%
License fees and other revenue	538	5	533	NM
Total revenue	21,923	40,172	(18,249)
Cost of sales	(19,663)	(33,006)	13,343	-40%
Gross profit	2,260	7,166	(4,906)
Research and development expenses	(21,127)	(22,015)	888	-4%
Selling, general, and administrative expenses	(21,231)	(17,486)	(3,745)	21%
Interest income	132	185	(53)	-29%
Interest expense	(5,684)	(1,565)	(4,119)	263%
Loss on extinguishment of debt	—	(7,230)	7,230	-100%
Income tax benefit (expense)	11,035	(106)	11,141	NM
Net loss	(34,615)	(41,051)	6,436
Less: net loss attributable to non-controlling interests	(341)	(600)	259	-43%
Net loss attributable to Athenex, Inc.	$(34,274)	$(40,451)	$6,177

*NM used to indicate a percentage change that is not meaningful

Revenue

Revenue from product sales decreased to $21.4 million for the three months ended June 30, 2021, from $40.2 million for the three months ended June 30, 2020, a decrease of $18.8 million or 47%. This decrease was primarily attributable to a decrease in APD product sales of $20.4 million primarily as the result of a decrease in demand for COVID-19 related drugs from the prior year, including some significant non-recurring orders of approximately $14.1 million. In addition, in the first half of 2021, we experienced significant COVID-related challenges in our Indian supply chain and to a lesser extent in China. As a result, we did not receive some inventory from our partners located in these countries for a certain period of time. We also experienced a higher amount of product sales in 2020 because we started fulfilling demand for certain drugs used to treat patients hospitalized with COVID in the U.S. and demand for FDA shortage products. As a result, the product revenues in the second quarter of last year were particularly high, given the COVID pandemic had just started. Fluctuations in the infection rate and the spread of the global health pandemic and market demand may continue to significantly affect our product sales in the future. API product sales decreased by $0.2 million. These were partially offset by an increase in 503B and contract manufacturing revenue of $1.5 million and $0.4 million, respectively.

License fees and other revenue increased by $0.5 million, for the three months ended June 30, 2021. This increase was primarily due to $0.2 million grant revenue and $0.2 million in royalties received from Almirall for the sales of Klisyri after the product launch in the U.S. in February 2021.

Cost of Sales

Cost of sales for the three months ended June 30, 2021 totaled $19.7 million, a decrease of $13.3 million, or 40%, as compared to $33.0 million for the three months ended June 30, 2020. The decrease was primarily due to a decrease of $13.1 million in cost of APD product sales, generally in-line with the decrease in the product sales. Additionally, cost of sales related to royalties for license income decrease by $1.2 million from the royalty payment incurred in 2020 on the license revenue from Xiangxue. Cost of API product sales decreased by $0.3 million. Cost of 503B product sales increased by $1.3 million as production levels increased.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2021 totaled $21.1 million, a decrease of $0.9 million, or 4%, as compared to $22.0 million for the three months ended June 30, 2020. This was primarily due to a decrease in regulatory costs, clinical operations, and preclinical operations and included the following:

•	$4.0 million decrease in regulatory costs related to the preparation of NDA’s in the prior year;
•	$2.6 million decrease in clinical operations after completion of the Phase 3 studies for tirbanibulin ointment and Oral Paclitaxel; and
•	$1.4 million decrease in preclinical operations, primarily related to docetaxel and paclitaxel.

The decrease in these R&D expenses was partially offset by a $3.3 million increase in oral paclitaxel and encequidar API costs in preparation for product launch, a $2.6 million increase in drug licensing costs, primarily due to a license milestone payment related to Arginine deprivation therapy, a $0.9 million increase in R&D related compensation expenses, and a $0.3 million increase in 503B and cell therapy development costs.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended June 30, 2021 totaled $21.2 million, an increase of $3.7 million, or 21%, as compared to $17.5 million for the three months ended June 30, 2020. This was primarily due to a $3.5 million increase in professional fees and other expenses related to the acquisition of Kuur, a $1.2 million increase in compensation related costs, a $0.4 million increase from the change in fair value of contingent consideration, and an increase of $0.3 million in operating costs including insurance costs and IT costs. These increases were partially offset by a $1.7 million decrease of costs for preparing to commercialize Oral Paclitaxel as significant pre-launch activities occurred in 2020 and slowed upon receipt of the Complete Response Letter in February 2021.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments totaled $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense totaled $5.7 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense in the current period was incurred from the Senior Credit Agreement with Oaktree and the write-off of deferred debt issuance costs related to the revenue interest financing, while interest expense in the prior period was primarily incurred from debt under a former credit agreement with Perceptive Advisors LLC and its affiliates.

Income Tax (Benefit) Expense

For the three months ended June 30, 2021, income tax benefit amounted to $11.0 million, compared to income tax expense of $0.1 million for the same period in 2020. The income tax benefit is primarily the result of taxable temporary difference due to the deferred tax liability recognized for the indefinite lived intangible assets acquired in connection with the acquisition of Kuur’s IPR&D. This taxable temporary difference is considered a source of taxable income to support the realization of deferred tax assets from the acquirer which resulted in a reversal of our valuation allowance. The income tax expense in the prior year was primarily attributable to foreign income tax withholdings on our revenue earned under our out-license arrangements.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth a summary of our condensed consolidated results of operations for the six months ended June 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$41,745	$58,714	$(16,969)	-29%
License fees and other revenue	21,203	28,393	(7,190)	-25%
Total revenue	62,948	87,107	(24,159)
Cost of sales	(36,068)	(52,578)	16,510	-31%
Gross profit	26,880	34,529	(7,649)
Research and development expenses	(44,197)	(39,207)	(4,990)	13%
Selling, general, and administrative expenses	(43,351)	(43,234)	(117)	0%
Interest income	161	598	(437)	-73%
Interest expense	(10,592)	(3,238)	(7,354)	227%
Loss on extinguishment of debt	—	(7,230)	7,230	NM
Income tax benefit (expense)	10,881	(2,987)	13,868	NM
Net loss	(60,218)	(60,769)	551
Less: net loss attributable to non-controlling interests	(894)	(889)	(5)	1%
Net loss attributable to Athenex, Inc.	$(59,324)	$(59,880)	$556

*NM used to indicate a percentage change that is not meaningful

Revenue

Revenue from product sales decreased to $41.7 million for the six months ended June 30, 2021, from $58.7 million for the six months ended June 30, 2020, a decrease of $17.0 million or 29%. This decrease was primarily attributable to a significant prior year increase in APD product sales of $22.7 million as the result of increased demand for COVID-19 related drugs and for FDA shortage products during 2020, including some significant non-recurring orders. In addition, in the first half of 2021, we experienced significant COVID-related challenges in our Indian supply chain and to a lesser extent in China. As a result, we were not able to receive some inventory from our partners located in these regions for a certain period of time. Fluctuations in the infection rate and the spread of the global health pandemic and market demand may continue to significantly affect our product sales in the future. This decrease was partially offset by an increase in 503B product sales, contract manufacturing revenue, and API product sales of $4.4 million, $0.8 million, and $0.6 million, respectively.

License fees and other revenue decreased to $21.2 for the six months ended June 30, 2021, from $28.4 million for the six months ended June 30, 2020, a decrease of $7.2 million, or 25%. For the six months ended June 30, 2021, we recorded $20.0 million of license revenue pursuant to the 2017 Almirall License Agreement upon the launch of Klisyri in the U.S. in February 2021, and $0.5 million related to the upfront fee pursuant to the Second Amendment to the 2011 PharmaEssentia License Agreement. For the six months ended June 30, 2020 we recognized $28.3 million in license revenue, net of $1.7 million value added tax (“VAT”), pursuant to the 2019 Xiangxue License Agreement.

Cost of Sales

Cost of sales for the six months ended June 30, 2021 totaled $36.1 million, a decrease of $16.5 million, or 31%, as compared to $52.6 million for the six months ended June 30, 2020. The decrease was primarily due to a decrease of $14.4 million in cost of APD product sales, generally in-line with the decrease in the product sales. Cost of sales related to royalties for license income also decreased by $3.2 million from the royalty payment incurred in 2020 on the license revenue from Xiangxue. Cost of 503B product sales increased by $1.3 million as production levels increased.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2021 totaled $44.2 million, an increase of $5.0 million, or 13%, as compared to $39.2 million for the six months ended June 30, 2020. This was primarily due to an increase in costs related to Oral Paclitaxel, drug licensing costs, compensation, and preclinical operations, and included the following:

•	$9.6 million increase in Oral Paclitaxel product development, API, and medical affairs costs associated with the potential product launch in 2021;
•	$2.8 million increase in drug licensing costs, primarily due to a license milestone payment related to Arginine deprivation therapy;

•	$1.3 million increase in R&D related compensation expenses; and
•	$0.9 million increase in preclinical operations costs related to our cell therapy platform.

The increase in these R&D expenses was partially offset by a decrease of $5.4 million in clinical operations after completion of the Phase 3 studies for tirbanibulin ointment and Oral Paclitaxel, a decrease of $4.1 million in regulatory costs in connection with our NDA preparations, and decrease of $0.1 million in 503B product development.

Selling, General, and Administrative Expenses

SG&A expenses for the six months ended June 30, 2021 totaled $43.4 million, an increase of $0.1 million, or 0%, as compared to $43.2 million for the six months ended June 30, 2020. This was primarily due to a $3.5 million increase in professional fees and other expenses related to the acquisition of Kuur, a $1.9 million increase in compensation related costs, an increase of $1.2 million in operating costs including insurance costs and IT costs, and a $0.4 million increase from the change in fair value of contingent consideration. These increases were partially offset by a $6.1 million decrease of costs for preparing to commercialize Oral Paclitaxel as significant pre-launch activities occurred in 2020 and slowed upon receipt of the Complete Response Letter in February 2021.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments and decreased to $0.2 million from $0.6 million for the six months ended June 30, 2021 and 2020, respectively. Interest expense totaled $10.6 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively. Interest expense in the current period was incurred from the Senior Credit Agreement with Oaktree and the write-off of deferred debt issuance costs related to the revenue interest financing, while interest expense in the prior period was primarily incurred from debt under a former credit agreement with Perceptive Advisors LLC and its affiliates.

Loss on extinguishment of debt

We recognized $7.2 million loss on the extinguishment of debt related to the termination of the senior secured loan agreement with Perceptive for the six-months ended June 30, 2020.

Income Tax (Benefit) Expense

For the six months ended June 30, 2021, income tax benefit amounted to $10.9 million, compared to income tax expense of $3.0 million for the same period in 2020. The income tax benefit in the current year is primarily the result of taxable temporary difference due to the deferred tax liability recognized for the indefinite lived intangible assets acquired in connection with the acquisition of Kuur’s IPR&D. This taxable temporary difference is considered a source of taxable income to support the realization of deferred tax assets from the acquirer which resulted in a reversal of our valuation allowance. The income tax expense in the prior year was primarily attributable to foreign income tax withholdings on our revenue earned under our out-license arrangements.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our R&D programs, SG&A costs associated with our operations, and the development of our specialty drug operations in our Commercial Platform and 503B operations and the investment we made in our pre-launch activities in anticipation of commercializing our proprietary drugs. We incurred net losses of $60.2 million and $60.1 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $773.0 million. Our operating activities used $69.1 million and $70.1 million of cash during the six months ended June 30, 2021 and 2020, respectively. We intend to continue to advance our various clinical and pre-clinical programs which we expect will lead to continuous cash outflow of R&D costs and though we have reduced our planned expenditures in 2021 while there is uncertainty around the best path forward for Oral Paclitaxel, we expect to increase our investments in commercialization activities for our proprietary drugs, if approved. In addition, we can provide no assurance that our funding requirements to diversify our product portfolio for specialty drug products in our Commercial Platform and 503B operations will decline in the future. Our principal sources of liquidity as of June 30, 2021 were cash and cash equivalents totaling $76.9 million, restricted cash of $16.5 million, held in a controlled bank account in connection with the Senior Credit Agreement with Oaktree, and short-term investments totaling $53.3 million, which are generally high-quality investment grade corporate debt securities.

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

The Senior Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, the Senior Credit Agreement contains certain financial covenants, including, among other things, maintenance of minimum liquidity and a minimum revenue test, measured quarterly until the last day of the second consecutive fiscal quarter where the consolidated leverage ratio does not exceed 4.5 to 1, provided that thereafter we cannot allow our consolidated leverage ratio to exceed 4.5 to 1, measured quarterly. Failure of the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company. At June 30, 2021, we were in compliance with all applicable covenants.

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

As of June 30, 2021, we had cash and cash equivalents of $76.9 million, restricted cash of $16.5 million, and short-term investments of $53.3 million. We believe that the existing cash and cash equivalents, restricted cash, and short-term investments will enable us to meet our current operational liquidity needs and fund operations into the fourth quarter of 2022. The Company’s estimates are based on relevant conditions that are known and reasonably knowable at the date of these consolidated financial statements being available for issuance and are subject to change due to changes in business, industry or macroeconomic conditions. Further, we do not expect to have access to additional capital under the Senior Credit Agreement and the Revenue Interest Financing Agreement, and will need to find alternative sources of financing until such time as Oral Paclitaxel is approved or will need to renegotiate these arrangements. We have based these estimates on assumptions that may prove to be wrong, and it could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated.

We have made certain changes to our budgeted expenses in light of the CRL for Oral Paclitaxel we received in February 2021 and the Type A meeting with the FDA, including curtailing commercialization expenses and investing in additional products for our specialty pharma business. However, we expect that our expenses will increase as we continue to fund clinical and preclinical development of our research programs by advancing certain product candidates in our pipeline, including product candidates on our Orascovery and Src Kinase Inhibition technology platforms, our cell therapy programs, our specialty drug products, working capital and other general corporate purposes. Capital expenditure at both Dunkirk and Sintaho facilities will continue to grow and be significant as we build out both plants to manufacture drugs including 503B, Tirbanibulin APIs and injectable products. We have based our estimates on assumptions that might prove to be wrong and our estimates are also subject to change depending on the outcome of our discussions with the FDA with respect to Oral Paclitaxel, and we might use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to accurately estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

Our future capital requirements will depend on many factors, some or all of which may be impacted by the COVID-19 pandemic, including:

•	Our ability to generate revenue and profits from our Commercial Platform or otherwise;
•	The costs, timing and outcome of regulatory reviews and approvals;
•	Progress of our drug candidates to progress through clinical and regulatory development successfully;

•	The initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our other programs and potential drug candidates;
•	The costs of preparing our Commercial Platform for the commercialization of our proprietary drugs;
•	The costs of construction and fit-out of planned drug at both Dunkirk and API manufacturing facilities;
•	The number and characteristics of the drug candidates we pursue;
•	The costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our IP rights and defending IP related claims;
•	The extent to which we acquire or in-license other products and technologies; and
•	Our ability to maintain and establish collaboration arrangements on favorable terms, if at all.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30
	2021	2020
	(in thousands)
Net cash used in operating activities	$(69,090)	$(70,068)
Net cash provided by investing activities	74,728	18,125
Net cash provided by financing activities	1,449	41,573
Net effect of foreign exchange rate changes	267	(403)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,354	$(10,773)

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

Net cash used in operating activities decreased $1.0 million, or 1%, for the six months ended June 30, 2021.

Net cash used in operating activities was $69.1 million for the six months ended June 30, 2021. This resulted primarily from our net loss of $60.2 million, adjusted for non-cash charges of $9.7 million, non-cash income benefit of $10.9 million related to the reversal of our valuation allowance on our deferred tax assets to offset the deferred tax liability assumed in connection with the acquisition of Kuur’s IPR&D, and by cash used by our operating assets and liabilities of $7.6 million. Our operating assets decreased $1.4 million for accounts receivable mainly related to the decreased sales of specialty products, increased $0.3 million in prepaid expenses and other assets, and increased $0.9 million for inventory of all drug products. Our operating liabilities decreased by $7.8 million mainly due to a decrease in accrued selling fees and royalties on our specialty drugs and a decrease in accrued costs for product launch, partially offset by an increase in accrued license fees and accrued interest. Our net non-cash charges during the six months ended June 30, 2021 consisted of $4.7 million of stock-based compensation expense, $2.5 million depreciation and amortization expense, $1.5 million amortization of debt discount, $0.6 million write-off of deferred debt issuance costs related to the revenue interest financing, and $0.4 million change in fair value of contingent consideration.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $74.7 million for the six months ended June 30, 2021, compared to $18.1 million in the six months ended June 30, 2020. The difference was primarily due to more cash being provided by the sales and maturities of short-term investments and cash acquired from the acquisition of Kuur, partially offset by an increase in cash paid for property and equipment at our API and Dunkirk facilities and cash paid for in-licenses fees related to our specialty drugs during the six months ended June 30, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2021, which consisted of $1.6 million from the exercise of stock options, and $0.8 million proceeds from the issuance of debt, partially offset by $1.0 million repayment of debt and finance lease obligations.

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

Contractual Obligations

A summary of our contractual obligations as of June 30, 2021 is as follows:

	Payments Due by Period
	Within 1 Year	1 to 3 years	3 to 5 years	More than 5 years	Total Amounts Committed
	(in thousands)
Operating leases	$3,307	$4,434	$2,663	$289	$10,693
Long-term debt	4,360	25,507	132,868	—	162,735
Finance lease obligations	382	492	60	—	934
Licensing fees	3,066	800	—	—	3,866
	$11,115	$31,233	$135,591	$289	$178,228

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

The long-term debt is comprised of (1) the principal and fees related to the three tranches drawn on our Senior Credit Agreement with Oaktree; (2) our credit arrangement with Chongqing Maliu Riverside Development and Investment Co., LTD; and (3) our mortgage assumed in connection with the acquisition of CDE.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Chinese Renminbi (“RMB”). In the six months ended June 30, 2021 and 2020, approximately 0% and 1%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

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

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash, and short-term investments of $146.7 million as of June 30, 2021. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in U.S. market interest rates is not expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

On May 4, 2021, the Company entered into the Merger Agreement with Kuur Therapeutics, Inc., a Delaware corporation (“Kuur”) whereby it acquired 100% of the outstanding shares of Kuur.  Under the terms of the Merger Agreement, the Company’s wholly owned subsidiary, Athenex Pharmaceuticals LLC, a Delaware limited liability company, merged with and into Kuur, with Kuur surviving as a wholly owned subsidiary of the Company.  We are currently integrating Kuur into our operations and internal control processes and, pursuant to the Securities and Exchange Commission staff interpretative guidance that assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at June 30, 2021 does not include Kuur.

Changes in Internal Control over Financial Reporting

Except for internal controls related to integration activities associated with our acquisition of Kuur, there were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Litigation

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

The complaints generally allege that between August 7, 2019 and February 26, 2021 (the purported class period), the Company and the individual defendants made materially false and misleading statements regarding the Company's business in connection with the Company’s development of Oral Paclitaxel for the treatment of metastatic breast cancer and the likelihood of FDA approval, and that the plaintiffs suffered losses when the Company’s stock price dropped after its announcement on February 26, 2021 regarding receipt of the CRL. The complaints seek class certification, damages, fees, costs, and expenses. Motions to appoint a lead plaintiff and consolidate the two cases were fully briefed as of May 17, 2021, and are now pending before the court. The defendants expect that the court will issue an order consolidating these two lawsuits and appointing a lead plaintiff in the coming months. Additional similar lawsuits might be filed. The Company and the individual defendants believe that the claims in these lawsuits are without merit, and the Company has not recorded a liability related to this shareholder class action lawsuit as the risk of loss is remote. The Company and the individual defendants intend to vigorously defend against these claims but there can be no assurances as to the outcome.

Shareholder Derivative Lawsuit

On June 3, 2021, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware by Timothy J. Wonnell, allegedly on behalf of the Company, that piggy-backs on the securities class actions referenced above.  The complaint names Johnson Lau, Rudolf Kwan, Timothy Cook, and members of the Board as defendants, and generally alleges that they caused or failed to prevent the securities law violations asserted in the securities class actions. The Company and the individual defendants believe the claims are without merit, and the Company has not recorded a liability related to this lawsuit as the risk of loss is remote. The Company and the individual defendants intend to vigorously defend against these claims but there can be no assurances as to the outcome.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks or uncertainties, please see: (i) “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC; (ii) “Part II—Item 1A—Risk Factors” and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC; and (iii) the additional risks described below.

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

The recent surge of COVID-19 cases in India during the first quarter and continuing throughout the second quarter, a country where we source supplies and maintain partnerships that are key to our generics business, including API, presents business and supply chain disruption risks for the Company to the extent the virus is not able to be contained, there is widespread sickness and disruptions on operations and also in the event state governments in India impose additional lockdowns, restrictions on the operations of businesses and other containment measures to combat the spread of the virus. The scope and impact of any such measures is not yet known and will depend on a number of factors, including the ultimate spread and severity of the outbreaks in India and the scope, duration and impact of containment measures on individuals and businesses. If our partners in India experience significant or extended disruptions to their business due to COVID-19, it could result in substantial supply shortages and harm our generics business, as well as our overall financial condition and results of operations.

The Kuur acquisition will increase our capital requirements and failure to successfully integrate Kuur’s business and operations may adversely affect the combined Company’s future results.

We believe that the acquisition of Kuur will result in certain benefits, including certain cost synergies, drive product innovations, and operational efficiencies. However, to realize these anticipated benefits, the businesses of will depend on the Company’s ability to successfully integrate Kuur’s business. We may fail to realize the anticipated benefits of the acquisition in our expected time frame, if at all, for a variety of reasons and the acquisition subjects the Company to a number of additional risks, including the following:

•	Increased operating expenses and cash requirements;
•	The assumption of indebtedness or contingent liabilities ;
•	The issuance of additional equity securities upon the achievement of milestones in the Merger Agreement which would result in additional dilution;
•	Assimilation of operations, intellectual property, products, and product candidates of Kuur, including difficulties associated with integrating new personnel;
•	The diversion of financial and managerial resources from our existing product programs and initiatives as we focus efforts on the integration Kuur’s business;
•	Retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships of the acquired business;
•	Risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals;
•	Our inability to generate revenue from acquired intellectual property, technology, and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs;
•	Risk of conducting research and development activities in new therapeutic areas or treatment modalities in which we have little to no experience; and
•	Successfully combining and integrating the acquired business into our existing business to fully realize the benefits of such acquisition.

The integration may result in additional and unforeseen expenses or delays. If Athenex is not able to successfully integrate Kuur’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

Our access to additional capital under the Senior Credit Agreement, Sagard Revenue Interest Financing Agreement and our out-licensing agreements is dependent on the fulfillment of certain conditions, where applicable, and achievement of certain milestones, some of which may be difficult to achieve in the near term, if at all.

Under our senior secured loan agreement, dated June 19, 2020 and related securities agreements with Oaktree Fund Administration, LLC, as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), the Revenue Interest Financing Agreement entered into with Sagard on August 4, 2020 (the “Revenue Interest Financing Agreement”)  and our out-licensing arrangements, our ability to access additional capital is dependent on our ability to achieve various regulatory and commercial milestones related to our Oral Paclitaxel program, and there is substantial uncertainty whether we will be able to achieve such milestones. Our Senior Credit Agreement provides that we must meet funding conditions related to the approval and commercialization of Oral Paclitaxel to draw down the remaining $75.0 million of commitments under Senior Credit Agreement. Each of the Senior Credit Agreement and the Revenue Interest Financing Agreement entered into with Sagard on August 4, 2020 (the “Revenue Interest Financing Agreement”) also require bringdowns of various representations and warranties as a condition to funding and our access to funding under the Revenue Interest Financing Agreement is dependent on the approval of Oral Paclitaxel. The Revenue Interest Financing Agreement also provides Sagard with a termination right in the event we do not receive a marketing authorization for Oral Paclitaxel by December 31, 2021. Given that the FDA is requiring us to complete an additional clinical trial, there is a substantial likelihood that we will not be able to receive FDA approval by this date, the agreement will be subject to Sagard’s right of termination and we will generally not be able to access additional funds under our financing arrangements until we receive FDA approval of Oral Paclitaxel.

Further, in the event we do not meet the funding conditions and/or achieve the various commercial and regulatory milestones in our out-licensing agreements, in which case we will need to raise additional capital and can provide no assurances that we will be able to do so when needed or on acceptable terms. In the event we are unable to access additional capital we would be forced to delay, reduce or eliminate our research and drug development programs or commercialization efforts. In addition, the failure to meet these conditions and milestones would have broader implications on the value and prospects of our Company and could impair our ability to raise such additional necessary capital, grow our business, retain key employees and continue our operations.

The FDA may require a trial design that is cost prohibitive to our ability to commercialize Oral Paclitaxel for MBC.

During the second quarter of 2021, the Company held a Type A meeting with the FDA in response to its CRL regarding the Company’s NDA for Oral Paclitaxel. The Company’s ability to potentially commercialize Oral Paclitaxel for the treatment of metastatic breast cancer, and the timing of such potential commercialization, is dependent on our ability to reach an agreement with the FDA on the path forward for the program, the requirements and progress of a potential new clinical study, the Company’s resubmission of its NDA, ultimate FDA approval, and potentially additional capital. The FDA may require a trial design that will be cost prohibitive or significantly delay any FDA approval for MBC such that we decide not to continue our efforts to commercialize Oral Paclitaxel for this indication, which could have materially and adversely impact our prospects. For additional information, please see “Financial Statements—Note 1—Company and Nature of Business”.

Manufacturing risks, including our inability to manufacture API used in the clinical trials of our proprietary product candidates could adversely affect our ability to commercialize our products and product candidates.

Our business strategy depends on our ability to manufacture API in sufficient quantities and on a timely basis so as to meet our needs to manufacture our product candidates for our clinical trials and to meet consumer demand for our products, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including:

•	Our inability to manufacture API and clinical products in sufficient quantities to meet the needs of our clinical trials or to commercialize our products;
•

Our inability to manufacture API in the event our manufacturing facilities’ operations, including those at our Taihao API facility, are suspended indefinitely or terminated due to events beyond our control;

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

In addition, we conduct manufacturing operations at our facilities in Chongqing, China to manufacture API. As a result, our business is subject to risks associated with those facilities  in particular and doing business in China generally, including:

•	The possibility of our operations at our Taihao API facility being suspended indefinitely or terminated by an order of the local government due to events beyond our control;
•	The impact of the ongoing COVID-19 pandemic on our operations in China;
•	The possibility that the costs of continuing to build out and maintain the new Sintaho API facility in Chongqing exceed the revenue we are able to generate from manufacturing API at the facility;
•	Adverse political and economic conditions, particularly those negatively affecting the trade relationship between the U.S. and China;
•	Trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•	Potentially negative consequences from changes in tax laws;
•	Difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual
•	Obligations in China;

•	Potentially lower protection of intellectual property rights;
•	Unexpected or unfavorable changes in regulatory requirements;
•	Possible patient or physician preferences for more established pharmaceutical products and medical devices manufactured in the U.S.; and
•	Difficulties in managing foreign relationships and operations generally.

We recently received verbal notice from the DEMC in July 2021 that we will be required to terminate the production activities at our Taihao API facility at the end 2021. We are engaging in a dialogue with the DEMC but if we are unable to continue production activities, we will need to incur significant capital expenditures to move production lines, including that of our tirbanibulin API, to our Sintaho API facility, and we may experience supply chain issues as a result which could impair our ability to meet our supply obligations to our partners.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2021 we consummated the acquisition of Kuur, and in connection with such acquisition we issued in a private placement: (i) 14,228,066 shares of common stock of the Company to the stockholders of Kuur, valued at $52,786,124 based on a per share price of $3.71; and (ii) 1,373,601 shares of common stock of the Company to certain key employees and certain directors of Kuur valued at $5,645,500 based on a per share price of $4.11. The shares were issued in reliance upon the exemption under Section 4(a)(2) of the Securities Act. For additional information, please see “Part I, Item 1, Note 5—Business Combination.”

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.1	Agreement and Plan of Merger, by and among Athenex, Inc., Athenex Pharmaceuticals LLC, Kuur Therapeutics, Inc., the holders of the shares of Series C Preferred Stock or Series C-1 Preferred Stock (the “Merger Stockholders”), Kevin S. Boyle, Sr., Kurt C. Gunter and Melinda K. Lackey (the “Key Employees”), the members of the Company Board (as defined therein) (the “Independent Company Directors”) and Shareholder Representative Services LLC, solely as representative, agent and attorney-in-fact of the Merger Stockholders, Key Employees and Individual Company Directors, dated May 4, 2021.	Form 8-K	001-38112	10.1	May 5, 2021

10.2	Lock-Up Agreement between Athenex, Inc. and Touchstone Innovations Businesses LLP (IP Group), dated May 4, 2021.	Form 8-K	001-38112	10.2	May 5, 2021

10.3	Lock-Up Agreement between Athenex, Inc. and each of the parties named therein, dated as of May 4, 2021.	Form 8-K	001-38112	10.3	May 5, 2021

10.4	First Amendment and Limited Waiver to Credit and Guaranty Agreement between Athenex and Oaktree, dated June 3, 2021.	—	—	—	Filed herewith

10.5	Amended and Restated Co-Development Agreement between Baylor College of Medicine and Kuur Therapeutics Limited, dated February 28, 2020.	—	—	—	Filed herewith

10.6	Amended and Restated Exclusive License and Option Agreement between Baylor College of Medicine and Kuur Therapeutics Limited, dated February 28, 2020.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) and the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athenex, Inc.

Date: August 5, 2021	By:	/s/ Johnson Y.N. Lau
Chief Executive Officer and Board Chairman (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Randoll Sze
Chief Financial Officer (Principal Financial and Accounting Officer)