Form 10-K
period 2021-12-31
Athenex, Inc.
filed 2022-03-16
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2021

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

The aggregate market value of common equity held by non-afﬁliates of the registrant calculated based on the closing price of $4.62 of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2021, the last business day of the registrant’s most recently completed second ﬁscal quarter, was approximately $380 million.

As of March 8, 2022, 110,397,818 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, clinical development activities, the timing and results of clinical trials and potential regulatory approval and commercialization of product candidates. In some cases, forward-looking statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potential,” “estimate,” “continue,” “anticipate,” “intend,” “indicate,” “could,” “would,” “project,” “plan,” “expect,” “seek,” “strategy,” “mission,” “outlook” and similar expressions and variations thereof. These words are intended to identify forward-looking statements.

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

Unless the context indicates otherwise, as used in this Annual Report, the terms “Athenex,” the “Company,” “we,” “us,” and “our” refer to Athenex, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted.

Risk Factors Summary

The following factors are among the principal risks we face. For a more detailed description of the risks material to our business, see "Part I-Item 1A-Risk Factors" in this Annual Report on Form 10-K. The following summary should not be considered an exhaustive summary of the material risks we face and should be read in conjunction with the “Risk Factors” section and the other information in this Annual Report. Some of the factors that could cause our results to differ materially from our expectations or beliefs include, without limitation:

•
the impact of the COVID-19 pandemic and other macroeconomic factors, like the war in Ukraine, on our business, including our commercial operations and clinical development activities;
•
the substantial doubt about our ability to continue as a going concern and the volatility of our financial results;
•
our strategic pivot to focus on our cell therapy platform and our plan to dispose of non-core assets;
•
our ability to obtain additional financing to fund our operations and to refinance, extend or repay our substantial indebtedness owed to our senior secured lender;
•
the uncertainty of ongoing legal proceedings;
•
the early stage of development of the majority of our primary clinical candidates;
•
the novel approach to some of our drug candidates, which may delay or impede our ability to achieve regulatory approval or market acceptance;
•
costs and delays if our drug candidates fail to demonstrate safety and efficacy;
•
our failure to identify or discover additional drug candidates or to prioritize development of certain product candidates;

•
the unpredictable and lengthy regulatory approval processes of the FDA, NMPA and other regulatory authorities, including whether the FDA accepts data from clinical trials outside of the United States;
•
ongoing regulatory obligations, which may result in significant additional expenses, for Klisyri® and other product candidates;
•
the delay or prevention of regulatory approval or limitation of the commercial profile of an approved label due to undesirable adverse events caused or that may be caused by our approved drugs and drug candidates;
•
our dependence on the efforts of Almirall S.A. for the commercialization of Klisyri;
•
our limited experience in manufacturing and marketing proprietary drug products;
•
the limited market for orphan drugs;
•
if Klisyri or any other drug candidates become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives;
•
competition from brand and generic drug products;
•
the impact of legal, regulatory or legislative strategies that limit our ability to generate revenue;
•
the material weakness in our internal control over financial reporting;
•
regulatory and customer scrutiny of compounded preparations and the pharmacy compounding industry;
•
our ability to successfully protect our intellectual property rights, a significant portion of which are pending patent applications, and defend against claims of infringement by others;
•
our ability to protect the confidentiality of our trade secrets;
•
our ability to comply with obligations in license agreements and maintain the rights that are important to our business;
•
our reliance on third parties to conduct preclinical studies and clinical trials and manufacture some of our drug candidate supplies;
•
our dependence on a limited number of pharmaceutical wholesalers to generate revenue;
•
our dependence on our key personnel;
•
our dependence on public-private partnerships and reliance on counterparties to meet their obligations;
•
the impact of conflicts of interest and transactions with affiliates and related parties that were not negotiated at arms’ length;
•
if we or our third party service providers suffer security breaches;
•
the impact of claims in excess of our insurance coverage, including product liability lawsuits;
•
the interruption of our business or production at our manufacturing facilities;
•
changes in political and economic policies of the Chinese government, or changes in the interpretation and enforcement of laws, rules and regulations in China; and
•
compliance with tax laws, including whether we may be subject to Chinese income tax on our global income.

PART I

Item 1. Business.

Overview

Athenex, Inc., together with its subsidiaries (“Athenex,” the “Company,” “we,” “us” or “our”), is a global biopharmaceutical company dedicated to becoming a leader in the discovery, development and commercialization of next generation drugs for the treatment of cancer. Our mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. We are organized around three platforms, an Oncology Innovation Platform, a Commercial Platform and a Global Supply Chain Platform. Our current clinical pipeline in the Oncology Innovation Platform is derived from the following core technologies: (1) Cell Therapy, (2) Orascovery, based on a P-glycoprotein (“P-gp”) pump inhibitor, and (3) Src Kinase inhibition. We have assembled a strong and experienced leadership team and have established global operations across the pharmaceutical value chain to execute our goal of becoming a global leader in bringing innovative cancer treatments to the market and improving health outcomes.

Significant Developments in the Oncology Innovation Platform

Cell Therapy

Through our acquisition of Kuur Therapeutics, Inc. (formerly known as Cell Medica, “Kuur”) in 2021, we acquired rights to intellectual property to further the development of autologous and allogeneic, or “off-the-shelf”, natural killer T (“NKT”) cell immunotherapies for the treatment of solid and hematological malignancies. We are advancing the following product candidates: KUR-501, KUR-502, and KUR-503.

KUR-501 is an autologous product in which NKT cells are engineered with a chimeric antigen receptor (“CAR”) targeting GD2 (“GINAKIT” cells). GD2 is expressed on almost all neuroblastoma tumors and certain other malignancies. KUR-501 is currently being evaluated in a phase 1 clinical trial (GINAKIT2) treating children with relapsed-refractory (“R/R”) high risk neuroblastoma. In May 2021, we presented an interim data update from the first eleven evaluable patients at the American Society of Gene & Cell Therapy (“ASGCT”). During this initial evaluation, the safety profile of KUR-501 was manageable, and there was no dose limiting toxicity (“DLT”). No patients experienced grade 2 or higher toxicities related to KUR-501. There were no grades 3-5 cytokine release syndrome (“CRS”) and no evidence of immune effector cell-associated neurotoxicity syndrome (“ICANS”) in any of the patients. Grades 3-4 adverse events (“AEs”), reported regardless of relationship to KUR-501, have included anemia, leukopenia, lymphopenia, neutropenia, thrombocytopenia, abdominal distension, acute gastroenteritis, liver enzyme increase, vomiting, bone pain, headache, neck pain, fever, urinary tract infection, altered mental status, and hypoxia. As this clinical development program is still in the early stages, we do not yet have meaningful statistics on safety, including AEs, to report. Observed responses included one complete response (“CR”) and one partial response (“PR”). Four additional patients have exhibited stable disease (“SD”). We also observed long-term persistence of NKT cells expressing CAR. Importantly, we observed NKT cell localization to the tumor site.

KUR-502 is an allogeneic (“off-the-shelf”) product in which NKT cells are engineered with a CAR targeting CD19. KUR-502 is currently being evaluated in a phase 1 clinical trial (ANCHOR) treating adults with R/R CD19 positive malignancies, including B cell lymphoma, acute lymphoblastic leukemia (“ALL”), and chronic lymphocytic leukemia (“CLL”). In December 2021, we presented an interim data update on the first five evaluable patients at the American Society of Hematology (“ASH”) annual meeting. Tumor biopsies showed presence of NKT cells expressing CARs in the disease sites, indicating that the KUR-502 cells are able to traffic to the tumor. The safety profile was manageable with no DLT. There was one case of grade 1 CRS, no ICANS, and no graft versus host disease (“GvHD”) attributable to KUR-502. Grades 3-4 AEs, reported regardless of relationship to KUR-502, have included lymphopenia, leukopenia, neutropenia, thrombocytopenia, liver enzyme elevation, bilirubin elevation, anemia, diarrhea, hypoalbuminemia, and myositis. As this clinical development program is still in the early stages, we do not yet have meaningful statistics on safety, including AEs, to report. Of the first five evaluable patients, the overall response rate was 80%, and the complete response rate was 60%.

KUR-503 is an allogeneic (“off-the-shelf”) product in which NKT cells are engineered with a CAR targeting glypican-3 (“GPC3”). GPC3 is a molecule that is highly expressed on most hepatocellular carcinomas (“HCC”) but not normal liver or other non-neoplastic tissue. KUR-503 is currently in preclinical development, and we are planning to submit an IND by the first half of 2023.

We continue to advance TCR affinity-enhancing specific T-cell (“TAEST”) therapy with our drug candidate, TCRT-ESO-A2. TCRT-ESO-A2 is an autologous T cell receptor (“TCR”)-T cell therapy targeting solid tumors that are NY-ESO-1 positive in HLA-A*02:01 positive patients. A phase 1 clinical trial treating adults with advanced solid tumors expressing NY-ESO-1 is currently open enrolling.

Orascovery

Our Orascovery technology is based on the novel P-gp pump inhibitor molecule, encequidar. Oral administration of encequidar in combination with established chemotherapy agents such as paclitaxel, irinotecan, docetaxel, topotecan and eribulin has been shown to improve the absorption of these agents by blocking the P-gp pump in the intestinal wall. Oral paclitaxel and encequidar (“Oral Paclitaxel”), is our lead asset in our Orascovery platform.

Significant developments in our Orascovery platform in 2021 include the following:

On February 26, 2021, we received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) regarding our New Drug Application (“NDA”) for Oral Paclitaxel for the treatment of metastatic breast cancer ("mBC").

In June 2021, we presented data on Oral Paclitaxel for the treatment of mBC at the American Society for Clinical Oncology 2021 (ASCO2021) Virtual Scientific Program. Results of a post-hoc subgroup efficacy analysis based on additional tumor subtype data were presented.

In June 2021, we presented data from an open-label, two-way crossover phase 1 pharmacokinetic study of oral docetaxel and encequidar (“Oral Docetaxel”) vs IV docetaxel, at the ASCO2021 Virtual Scientific Program. The data demonstrated the drug was well tolerated with no dose limiting toxicities, or drug-related serious adverse events at the doses tested. The mean absolute bioavailability was 15.9% (range 8% to 25%) with PK exposure becoming non-linear at 300 mg/m2.

In September 2021, we presented interim data from a study of Oral Paclitaxel in combination with pembrolizumab at the European Society for Medical Oncology (“ESMO”) Virtual Congress 2021. The safety data helps establish Part B dose expansion and Phase 2 dose. The data showed encouraging anti-tumor activity in non-small cell lung cancer patients who failed prior PD1/PDL1 therapies.

Following the CRL, we held two Type A meetings with the FDA to discuss the deficiencies raised in the CRL, review a proposed design for a new clinical trial intended to address the deficiencies raised in the CRL, and discuss the potential regulatory path forward for Oral Paclitaxel in metastatic breast cancer (“mBC”) in the U.S. In October 2021, after careful consideration of the FDA feedback, we determined to redeploy our resources to focus on other ongoing studies of Oral Paclitaxel and our Cell Therapy platform.

On November 29, 2021, we announced the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) validation of the Marketing Authorization Application (“MAA”) for Oral Paclitaxel, for review. The Phase 3 study of Oral Paclitaxel in MBC (KX-ORAX-001) served as the basis of the MAA.

In December 2021, we presented a subgroup analysis from the Phase 3 study of Oral Paclitaxel in mBC patients, at the 2021 San Antonio Breast Cancer Symposium (“SABCS”). Analysis of safety data demonstrated that patients with elevated liver tests were at increased risk of neutropenia related toxicities. Post hoc analysis of this subgroup of patients with hepatic impairment was conducted and showed a median survival rate of 18.9 months in patients treated with Oral Paclitaxel vs 10.1 months in those treated with IV Paclitaxel, with a hazard ratio of 0.59.

We are continuing to evaluate Oral Paclitaxel in combination with check point inhibitors.

Src Kinase Inhibition

Our Src Kinase inhibition platform technology is based on novel small molecule compounds that have multiple mechanisms of action, including the inhibition of the activity of Src Kinase and the inhibition of tubulin polymerization, which may limit the growth or proliferation of cancerous cells. We believe the combination of these mechanisms of action provides a broader range of anti-cancer activity compared to either mechanism of action alone. Our lead product candidate on our Src Kinase inhibition platform is tirbanibulin (formerly known as KX2-391 and KX-01) ointment, which we are advancing for the treatment of actinic keratosis (“AK”) and skin cancer.

Significant developments in our Src Kinase inhibition platform in 2021 include the following:

The New England Journal of Medicine published the pivotal Phase 3 trial results on Klisyri® for the topical treatment of AK of the face or scalp in the February 11, 2021 issue.

On February 15, 2021, we entered into the Second Amendment to the 2011 license agreement with PharmaEssentia Corp. (“PharmaEssentia”) for tirbanibulin ointment (the “Second Amendment to the PharmaEssentia Agreement”). The Second Amendment to the PharmaEssentia Agreement expands the territory to include Japan and South Korea and includes a license to use the intellectual property for additional dermatology indications and skin cancer in the existing territories.

On February 18, 2021, our partner Almirall S.A. (“Almirall”) launched Klisyri® for AK in the US.

On May 21, 2021, we announced our partner Almirall S.A. received a positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) for the regulatory approval of Klisyri®, indicated for the topical treatment of AK of the face or scalp.

On July 19, 2021, our partner Almirall received approval from the European Commission to market Klisyri®, indicated for the topical treatment of AK of the face or scalp in adults.

On July 26, 2021, we announced that we entered into licensing agreements and strategic partnerships with Seqirus Pty Ltd (“Seqirus”), a subsidiary of CSL Limited, and AVIR Pharma Inc. (“AVIR”) for tirbanibulin. Under the terms of the agreements, Seqirus will have an exclusive license to commercialize tirbanibulin in Australia and New Zealand, and AVIR will have an exclusive license to commercialize tirbanibulin in Canada.

On September 27, 2021, we announced our partner Almirall had launched Klisyri® in Germany and the UK, as part of a phased European launch.

Mission and Strategy

Our company’s mission is to become a leader in bringing innovative cancer treatments to the market and to improve patient health outcomes. Historically, we had focused development of our Orascovery platform which is based on a technology that converts IV chemotherapy to oral chemotherapy. We conducted a large phase 3 clinical trial in metastatic breast cancer comparing Oral Paclitaxel to IV paclitaxel, which was the basis of our NDA submission. Unfortunately, in February 2021, we received a CRL from the FDA which asked for an additional clinical study to support approval. After careful evaluation and prioritization of our research and development (“R&D”) pipeline, we have decided to focus our R&D resources on our innovative cell therapy platform, which is based on NKT cells. NKT cells have unique biology that has potential advantages over current T cell and NK cell based technologies. We believe these advantages include the following:

(1)
There is still a major unmet need in hematological and solid tumors in that even in those indications where autologous CAR-T cells have been previously approved, up to 60% of patients receiving CAR-T therapy do not achieve long term durable responses.
(2)
Cellular therapies have generally not been effective in the treatment of solid tumors. We believe NKT cells are an ideal platform for treatment of solid tumors because NKT cells home to tumors, and we have data demonstrating that CAR-NKT cells are superior in tumor homing compared to CAR-T cells.
(3)
Our allogeneic (“off-the-shelf”) CAR-NKT cell therapy products may be produced at larger scale than autologous products, potentially at lower cost.
(4)
Our allogeneic CAR-NKT cells are manufactured starting with the lymphocytes of healthy donors. Use of healthy donors, rather than patients (who are the source of autologous cell therapy starting materials), results in a more robust and consistent product, because patient lymphocytes are usually dysfunctional due to previous cancer therapy.

NKT cells demonstrate anti-tumor activity, even without a CAR. This is because NKT cells can kill immune suppressive cells in the local tumor microenvironment. Thus, when we add a CAR to NKT cells they are now equipped with two different anti-tumor mechanisms, which may lead to more potent anti-tumor activity and reduce the potential for relapse.

Advancing KUR-501 CAR-NKT Targeting GD2 – KUR-501 is an autologous product in which NKT cells are engineered with a CAR targeting GD2 and is currently being evaluated in a phase 1 clinical trial (GINAKIT2) treating children with R/R high risk neuroblastoma. Neuroblastoma is a rare pediatric cancer and patients with R/R high risk neuroblastoma have very poor outcomes. Therefore, we believe there is a significant unmet need for better treatment options. Interim data presented at the American Society of Gene and Cell Therapy (ASGCT) 2021 Annual Meeting for the first eleven evaluable patients, showed long-term persistence of CAR-NKT cells and CAR-NKT cell localization at the tumor site. Responses were observed in two patients, including one CR, one PR, and four patients achieved SD. The safety profile of KUR-501 was manageable and the product is being administered in the outpatient setting. GINATKIT2 will continue enrolling patients at higher dose level cohorts with a goal to identify an optimal dose that we may take into a pivotal study.

Advancing KUR-502 CAR-NKT Targeting CD19 – Early data, as presented at the ASH annual meeting in December 2021, indicated that, of the first five evaluable patients, there was a promising overall response rate of 80% with a complete response rate of 60%. KUR-502 is an allogeneic, “off-the-shelf” product in which NKT cells are engineered with a CAR targeting CD19. Today, autologous CAR-T cell treatments are available to patients, but the patient-to-patient variability and long manufacturing lead times limit patient care options. As an allogeneic “off-the-shelf” product, KUR-502 leverages economies of scale and has the potential to significantly increase patient access to innovative CAR-NKT treatments. Our aim is to expand the phase 1 (ANCHOR) clinical trial treating adults with R/R CD19 positive malignancies currently being conducted at the Baylor College of Medicine (“BCM”) to a phase 1 multicenter clinical trial (ANCHOR2).

Focusing on Specific Programs of Oral Paclitaxel – For Oral Paclitaxel, while our MAA submission is currently under review by the U.K. MHRA, we have focused our efforts on our ongoing combination clinical trials with checkpoint inhibitors where we believe there is an opportunity. Oral Paclitaxel is currently being evaluated in combination with pembrolizumab in non-small cell lung cancer (“NSCLC”); and dostarlimab +/- carboplatin in neoadjuvant breast cancer, as part of the I-SPY TRIAL (Investigation of Serial studies to Predict Your Therapeutic Response with Imaging And moLecular analysis 2) (“I-SPY 2 TRIAL”).

Licensing and Partnership Opportunities – We continue to increase the global reach of tirbanibulin 1% ointment by maintaining strong global partnerships with existing partners such as Almirall, Seqirus, and AVIR and by evaluating other strategic territories to launch the product. Our team will continue to work closely with our partners to explore additional treatment regimens and indications for tirbanibulin 1% ointment.

We will pursue strategic licensing and partnership opportunities for our small molecule programs and target opportunities that will create potential value for stockholders and support our business strategy and mission.

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

Our Oncology Innovation Platform

Within our Oncology Innovation Platform, we have three different technologies: (1) Cell therapy (2) Orascovery, based on a P-glycoprotein (P-gp) pump inhibitor, and (3) Src Kinase inhibition. The following table summarizes the development status of our current pipeline of product candidates in our Oncology Innovation Platform as of March 1, 2022:

We collaborate with a number of biotechnology pharmaceutical companies, including Hanmi Pharmaceutical Co., Ltd. (“Hanmi”), Eli Lilly and Company (“Lilly”), Almirall, Guangzhou Xiangxue Pharmaceutical Co., Ltd. (“Xiangxue”), ZenRx Limited (“ZenRx”) and PharmaEssentia, to support the development of our clinical pipeline globally and explore additional indications. For additional information, please see “Business—License and Collaboration Agreements”.

Our Cell Therapy Platform

NKT cells are a core aspect of our cell therapy platform. NKT cells are a subset of lymphocytes that share properties of both innate and adaptive immune cells. NKT cells acquire effector memory functions immediately after exiting the thymus and, thus, behave similarly to innate immunity cells like natural killer (“NK”) cells. Within the immune system, NKT cells have an important function, acting among the first cells to respond to either infection or stress in the tissues.

The target recognition for both NKT and T-cells is strictly restricted and antigen specific. Although both NKT and T-cells express TCRs, their models for recognition of antigen (target) are distinct. Both T-cells and NKT cells recognize target antigens in association with other molecules, a phenomenon called “restriction.” T-cell TCRs are restricted by either human leukocyte antigen (HLA) class I or class II whereas NKT cell TCRs are restricted by CD1d, which is related to class I HLA in structure. The CD1d molecule is identical in all people (monomorphic) while HLA class I and II molecules are polymorphic (see following figure). T-cells utilize a wide variety of different TCRs, whereas type 1 NKT cells (which we use) employ an invariant TCR (iTCR). As a result, without major genetic engineering, the majority of T-cell products must be limited to autologous use, given the potential for toxicity if T-cell products are infused into a genetically different recipient (e.g., GvHD). In contrast, because CD1d is the same in all individuals, and NKT cells express an iTCR restricted by CD1d, the potential for GvHD toxicity is minimal. We believe that this provides us a promising basis to use NKT cells for an “off-the-shelf” product, without the need for complex genetic engineering to prevent GvHD.

Clinical Development

KUR-501 is an autologous product in which NKT cells are engineered with a CAR targeting GD2. Neuroblastoma is a pediatric cancer, and we believe there is a significant unmet need as the patient prognoses are often poor and treatment options are limited. KUR-501 is currently being evaluated in a phase 1 clinical trial (GINAKIT2) treating children with R/R high risk neuroblastoma. In May 2021, we presented an interim data update from the first eleven evaluable patients at ASGCT. During this initial evaluation, the safety profile of KUR-501 was manageable, and there was no DLT. No patients experienced grade 2 or higher toxicities related to KUR-501. There were no grades 3-5 CRS and no evidence of ICANS in any of the patients. Grades 3-4 AEs, reported regardless of relationship to KUR-501, have included anemia, leukopenia, lymphopenia, neutropenia, thrombocytopenia, abdominal distension, acute gastroenteritis, liver enzyme increase, vomiting, bone pain, headache, neck pain, fever, urinary tract infection, altered mental status, and hypoxia. As this clinical development program is still in the early stages, we do not yet have meaningful statistics on safety, including AEs, to report. Observed responses included one CR and one PR. Four additional patients have exhibited SD. We also observed long-term persistence of NKT cells expressing CAR. Importantly, we observed NKT cell localization to the tumor site. GINAKIT2 is supported by Athenex and is being conducted by Athenex’s collaborator, the Baylor College of Medicine ("BCM”). GINAKIT2 is currently recruiting patients.

KUR-502 is an allogeneic (“off-the-shelf”) product in which NKT cells are engineered with a CAR targeting CD19. In addition to the CAR, KUR-502 is genetically engineered to down regulate surface expression of HLA class I and class II proteins, resulting in reduced recognition and elimination by the host immune system following infusion. Therefore, unlike KUR-501, the KUR-502 CAR NKT product is manufactured from NKT cells isolated from healthy donors. Today, there are autologous CAR-T cell treatments available to patients, however, these treatments are limited by manufacturing lead time and variable final product quality due to their patient specific starting material (e.g., leukapheresis). As an “off-the-shelf” product, KUR-502 is designed to minimize manufacturing impact and increase patient accessibility. KUR-502 is currently being evaluated in a phase 1 (ANCHOR) clinical trial treating adults with R/R CD19 positive malignancies, including B cell lymphoma, ALL, and CLL. The single-arm study evaluates three dose levels of KUR-502 with patients receiving pre-dose lymphodepletion chemotherapy consisting of cyclophosphamide and fludarabine. Interim data showed the presence of NKT cells expressing CARs in the disease sites, indicating that the KUR-502 cells are able to traffic to the tumor. The safety profile was manageable with no DLT, only one case of grade 1 CRS, no ICANS, and no GvHD attributable to NKT cells expressing CAR. Grades 3-4 AEs, reported regardless of relationship to KUR-502, have included lymphopenia, leukopenia, neutropenia, thrombocytopenia, liver enzyme elevation, bilirubin elevation, anemia, diarrhea, hypoalbuminemia, and myositis. As this clinical development program is still in the early stages, we do not yet have meaningful statistics on safety, including AEs, to report. Of the first five evaluable patients, the overall response rate was 80%, and the complete response rate was 60%. Given that these patients were heavily pretreated, including with prior autologous CAR-T cell treatment, we believe the early response data suggests that KUR-502 may yield high efficacy at low dose levels. The study is ongoing. ANCHOR is supported by Athenex and is being conducted by Athenex’s collaborator, BCM. ANCHOR is currently recruiting patients.

KUR-503 is an allogeneic (“off-the-shelf”) product in which NKT cells are engineered with a CAR targeting GPC3. GPC3 is a molecule that is highly expressed on most HCC but not normal liver or other non-neoplastic tissue. KUR-503 is currently in preclinical development, and we are planning to submit an IND by the first half of 2023.

We continue to advance TAEST therapy with our drug candidate, TCRT-ESO-A2. TCRT-ESO-A2 is an autologous TCR-T cell therapy targeting solid tumors that are NY-ESO-1 positive in HLA-A*02:01 positive patients. A phase 1 clinical trial treating adults with advanced solid tumors expressing NY-ESO-1 is currently open enrolling.

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

Clinical Development

In three separate pharmacokinetics (“PK”) studies of encequidar conducted in healthy subjects, a total of 81 individuals received single oral doses of encequidar tablets in single doses of up to 900 mg, and 30 individuals were enrolled in multiple dose cohorts with treatment groups receiving encequidar tablets ranging from 60 to 360 mg per day for five days. Encequidar was well-tolerated, with mostly mild gastrointestinal adverse effects. No serious adverse events (“SAEs”) were reported. At the current clinical dose of 15 mg given once daily for up to five days, the maximal concentration of the drug in plasma ("Cmax") in systemic circulation is low. Drug-drug interaction studies of encequidar with digoxin and dabigatran have been conducted, and the metabolism and routes of excretion in humans has been determined.

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

Oral Paclitaxel is our lead drug candidate in our Orascovery Platform and is initially being developed for the treatment of patients with metastatic breast cancer. We conducted a pivotal, randomized Phase 3 study of Oral Paclitaxel monotherapy versus IV paclitaxel monotherapy which met its primary endpoint of confirmed response rate in patients receiving Oral Paclitaxel. On February 26, 2021, we received a CRL from the FDA regarding our NDA for Oral Paclitaxel. Following the CRL, we held two Type A meetings with the FDA to discuss the deficiencies raised in the CRL, review a proposed design for a new clinical trial intended to address the deficiencies raised in the CRL, and discuss the potential regulatory path forward for Oral Paclitaxel in mBC in the U.S. In October 2021, after careful consideration of the FDA feedback, we determined to redeploy our resources to focus on other ongoing studies of Oral Paclitaxel and our Cell Therapy platform. We are also evaluating Oral Paclitaxel as a monotherapy treatment for patients with cutaneous angiosarcoma, and in combination with pembrolizumab for advanced solid malignancies including gastric or gastroesophageal or non-small cell lung cancer. A study is also being conducted in combination with GlaxoSmithKline’s (“GSK”) dostarlimab in the neoadjuvant chemotherapy setting for breast cancer.

Clinical Development by Indication

Metastatic Breast Cancer

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

In the final analysis of the primary endpoint of the study, Oral Paclitaxel (205 mg/m2 per day 3 days/week) showed a statistically significant improvement in ORR. Based on ITT analysis, Oral Paclitaxel showed a statistically significant improvement in ORR over IV paclitaxel, with 35.8% ORR, compared to 23.4% for IV paclitaxel, a difference of 12.4% (p=0.011).

Secondary endpoints in the study included PFS and OS. In December 2020, we presented updated PFS and OS data at the 2020 SABCS. In the ITT population, the median PFS showed a benefit for Oral Paclitaxel versus IV paclitaxel (8.4 months vs. 7.4 months, respectively; hazard ratio (HR) = 0.768; 95% confidence interval (CI): 0.584, 1.01; p = 0.046). The median OS data demonstrated a trend favoring Oral Paclitaxel versus IV paclitaxel (22.7 months vs. 16.5 months, respectively; HR = 0.794; 95% CI: 0.607, 1.037; p = 0.082).

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

On February 26, 2021, we received a CRL from the FDA regarding our NDA for Oral Paclitaxel for the treatment of metastatic breast cancer. Following the CRL, we held two Type A meetings with the FDA to discuss the deficiencies raised in the CRL, review a proposed design for a new clinical trial intended to address the deficiencies raised in the CRL, and discuss the potential regulatory path forward for Oral Paclitaxel in mBC in the U.S. In October 2021, after careful consideration of the FDA feedback, we determined to redeploy our resources to focus on other ongoing studies of Oral Paclitaxel and our Cell Therapy platform.

On November 29, 2021, we announced the U.K. MHRA validation of the MAA for Oral Paclitaxel, for review. The Phase 3 study of Oral Paclitaxel in MBC (KX-ORAX-001) served as the basis of the MAA.

Angiosarcoma

We have also been developing Oral Paclitaxel for the treatment of cutaneous angiosarcoma. Angiosarcomas are rare, aggressive and heterogeneous tumors accounting for approximately 2% of all soft tissue sarcomas. Only limited treatment options for advanced disease exist with poor outcomes and low 5-year survival rates.

We commenced a study of Oral Paclitaxel monotherapy in the treatment of angiosarcoma in December 2018. At the ASCO 2020 Virtual Scientific Program, we announced interim data from an ongoing Phase 2 clinical trial in which Oral Paclitaxel monotherapy showed encouraging efficacy and tolerability in elderly patients with unresectable cutaneous angiosarcoma, an aggressive malignancy with poor prognosis. The interim results reflect data from 22 evaluable patients out of 26 enrolled patients. The interim data showed a clinical benefit rate (CR+PR+SD) of 100% in 22 evaluable patients who reached their first post treatment efficacy evaluation. All 22 patients experienced reduction in tumor size. Complete responses (CR) were observed in 27.3% of patients (6/22), partial responses (PR) were observed in 22.7% of patients (5/22), and stable disease was observed in 50% of patients (11/22). Oral Paclitaxel has been generally well tolerated in this predominantly elderly population. The study is ongoing and the enrollment goal has been reached.

Combination studies

Oral Paclitaxel in combination with pembrolizumab

We have an ongoing Phase 1/2 clinical study to assess the safety, tolerability and activity of Oral Paclitaxel in combination with an anti-programmed cell death protein 1 (anti-PD1) antibody (pembrolizumab) in patients with advanced solid malignancies who have failed treatment with checkpoint inhibitors. The study is being conducted in patients with gastric or gastroesophageal or non-small cell lung cancer that have previously failed treatment with a checkpoint inhibitor. Part 2 of the study in patients with non-small cell lung cancer has initiated.

I-SPY 2 TRIAL (Oral Paclitaxel in combination with dostarlimab +/- carboplatin)

In September 2020, we and Quantum Leap Healthcare Collaborative (Quantum Leap) announced the launch of two new study arms of the I-SPY 2 TRIAL to evaluate Oral Paclitaxel with GSK’s dostarlimab, an investigational antibody binding PD-1, in the neoadjuvant chemotherapy setting. Quantum Leap is the trial sponsor and manages all study operations, and Athenex provides Oral Paclitaxel. The goal of this study is to evaluate the safety and efficacy of oral paclitaxel plus encequidar with dostarlimab +/- carboplatin in Stage 2/3 HER2- breast cancer patients and plus trastuzumab in HER2+ patients, followed, by doxorubicin plus cyclophosphamide chemotherapy and surgical resection. The primary objective is to determine whether this regimen increases the probability of pathologic complete response (pCR) over standard neoadjuvant chemotherapy alone for any of the tumor subtypes established at trial entry, and to determine the predictive probability of success in a subsequent Phase 3 trial. The study is ongoing.

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

The objective of our Phase 1 study was to define the MTD of daily Oral Paclitaxel dosing, starting at 200 mg/m2 for three days in a week, in combination with ramucirumab, which will be dosed every other week. In the first part of the study, 17 subjects were enrolled at doses ranging from 200-300 mg/m2. We defined the MTD dose of Oral Paclitaxel as 200 mg/m2 daily for three consecutive days weekly in combination with ramucirumab. Dose limiting toxicities (“DLTs”) included febrile neutropenia, grade 4 neutropenia and grade 3 gastric hemorrhage. The most frequently reported adverse events were vomiting (70%), neutropenia (59%), decreased appetite (53%), nausea (24%) and mucositis (24%). Enrollment is completed and long term survival follow up has been stopped.

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

As of December 31, 2021, approximately 16% of patients treated in clinical studies with Oral Paclitaxel experienced SAEs that were considered to be related to the study treatment. The most common were neutropenia in approximately 3% of patients and febrile neutropenia in approximately 4.7% of patients; pneumonia in approximately 2.7% of patients; septic shock in approximately 1.7% of patients; sepsis in 1.5% of patients; dehydration in approximately 1.2% of patients; gastroenteritis, anemia, diarrhea, mucositis, gastrointestinal bleeding, vomiting, nausea and hypokalaemia, pneumonitis, colitis, tachycardia and atrial fibrillation, each in less than one percent of patients. Other serious treatment-related infections were reported in approximately 1.7% of patients. Approximately 3.3% of patients had other treatment-related SAEs (one patient each including rectal bleeding, altered state of consciousness, cardiac arrest, cardiogenic shock, hypotension, pancytopenia, multiorgan failure, renal failure, pleural effusion, supraventricular tachycardia, respiratory failure, malnutrition, dyspnoea, cardiac failure, upper abdominal pain, fatigue, decreased appetite, pulmonary tuberculosis and peripheral sensory neuropathy).

Oral Irinotecan and Encequidar

Current and Planned Clinical Development

A Phase 1 MTD study has been clinically completed. This study is to determine the MTD of Oral Irinotecan, when given once every three weeks, in subjects with advanced malignancies. We have identified a dosing regimen suitable for Phase 2. However, further development of Oral Irinotecan has been suspended at this time.

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

Oral Docetaxel and Encequidar

Current and Planned Clinical Studies

A Phase 1 dose escalation U.S. based trial for Oral Docetaxel in patients with various solid tumors given once every three weeks is ongoing. Another Phase 1 study to identify the absolute bioavailability of Oral Docetaxel in prostate cancer patients has been completed. Based on Phase 1 results so far, we believe that we can achieve similar exposure to IV docetaxel with one to three days of dosing every three weeks. Alternative schedules such as weekly or 2 of 3 weeks are also being explored. Further development of Oral Docetaxel has been suspended at this time.

Overview of Safety Observations in Oral Docetaxel Studies

We expect that the overall safety profile of Oral Docetaxel will be similar to that of IV docetaxel, with differences related to the route of administration. As with Oral Paclitaxel, premedication has not been required and hypersensitivity type reactions have not been observed. As of December 31, 2021, in our Oral Docetaxel clinical studies, the SAEs observed that were deemed to at least possibly related to Oral Docetaxel include gastrointestinal toxicity; vomiting, nausea and diarrhea in 1 subject.

Oral Topotecan and Encequidar

A Phase 1 clinical trial in advanced malignancies for Oral Topotecan has completed enrollment. Further development of Oral Topotecan has been suspended at this time. As the clinical development program has enrolled few patients, we do not have meaningful statistics on safety, including adverse events, to report.

Oral Eribulin and Encequidar

In October 2018, the FDA allowed our IND application for Oral Eribulin. A Phase 1 study commenced in 2019 to assess the safety, MTD, DLT and absolute bioavailability of Oral Eribulin in subjects with solid tumors. Enrollment into the trial has been suspended, and no further trials are planned at this time. As few patients were enrolled into the trial, we do not have meaningful statistics on safety, including adverse events, to report.

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

Actinic Keratosis

In December 2020, the FDA approved Klisyri® (tirbanibulin), a microtubule inhibitor, for the topical treatment of AK on the face or scalp. The FDA approved Klisyri based on data from two pivotal, randomized, double-blind, vehicle-controlled Phase 3 trials (KX01-AK-003 and KX01-AK-004) that evaluated the efficacy and safety of tirbanibulin ointment 1% (10mg/g) in adults with AK of the face or scalp. In July 2021, our partner Almirall received approval from the European Commission to market Klisyri® in the same indication. Klisyri® has launched in the US and in certain European countries. Our partner, PharmaEssentia, has initiated trials of tirbanibulin ointment for the treatment of AK, in Japan.

Psoriasis

Tirbanibulin ointment has shown encouraging preclinical results in treating psoriasis, a chronic autoimmune skin disease that speeds up the growth cycle of skin cells. Psoriasis causes localized or generalized patches of red papules and plaques, covered with white or silver scales and itching. A Phase 1 clinical trial of tirbanibulin ointment 1% in psoriasis, performed by our partner PharmaEssentia, has been completed.

Tirbanibulin Oral

Development of our oral formulation of tirbanibulin has been suspended at this time.

KX2-361

KX2-361, formerly known as KX-02, is the second compound we developed using our Src Kinase inhibition platform technology. KX2-361 is a closely related structural analog of tirbanibulin and has been observed to have a similar dual MOA of inhibition of Src activity and microtubule polymerization. Although KX2-361 is an analog of tirbanibulin, it has significantly different physical properties. These properties are designed to allow KX2-361 freely cross the BBB such that the concentration in the brain is equal to, or somewhat greater than, that in the plasma. This trait is uncommon for oncology drugs and highlights the potential for KX2-361 as a novel therapy for unmet medical needs such as brain cancers, including glioblastoma and brain metastases. KX2-361’s multiple MOAs along with its ability to cross the BBB, make it a novel molecule for the treatment of brain tumors. The FDA has granted Orphan Drug Designation to KX2-361 for the treatment of gliomas.

KX2-361 is currently in the early stages of development. In our KX2-361 clinical studies to date, the SAEs observed were thromboembolic events, hyperuricemia and pulmonary embolism. As the clinical development program is still in its early stages, we do not yet have meaningful statistics on safety, including adverse events, to report.

Further development of KX2-361 has been suspended at this time.

Our Other Technologies

Arginine Deprivation Therapy

PT01, the arginine deprivation therapy product, is based on our pegylated genetically engineered human arginase. It targets cancer growth and survival by interrupting the supply of arginine to cancers with disrupted urea cycles such as melanoma, hepatocellular carcinoma and prostate cancer. Our proprietary arginase biologic product is well suited to deplete arginine from the tumors, while healthy cells, capable of producing their own arginine, are largely unaffected. We had enrolled subjects with advanced solid tumors in a study in the US that was intended to determine the dose limiting toxicities, safety, pharmacokinetics and pharmacodynamics of PT01 with administered as a weekly IV infusion. Enrollment into this trial has been suspended, and no further studies are planned at this time.

Proprietary Dual (CYP/P-gp) Inhibitor

We are developing a proprietary class of “dual” absorption enhancers that are intended to inhibit both the P-gp transporter and the cytochrome p450 3A ("CYP") enzymes within the gastrointestinal tract. These dual absorption enhancers may lead to better performing next-generation oral medicines in our pipeline of clinical products.

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

To date, we and our partners have conducted, or are conducting, clinical trials across sites in the U.S., South Korea, New Zealand, Taiwan, China, U.K., Australia, and various countries in Latin America, including Argentina, Guatemala, Honduras, Chile, Colombia, Ecuador, the Dominican Republic, and Peru.

Commercialization

Following the CRL of Oral Paclitaxel in mBC and the decision to redeploy resources to our Cell Therapy technologies and other ongoing studies of Oral Paclitaxel, we have suspended commercial activities for Oral Paclitaxel in the U.S., at this time. Outside of the U.S., we continue to evaluate marketing options, including using our internal resources, partnering with others, or out-licensing the product.

In February 2021 and September 2021, Klisyri® was launched in the U.S. and in Europe, respectively, for the treatment of AK by our partner Almirall. As of December 31, 2021, Klisyri® is available to patients in the U.S., Germany, United Kingdom, and Austria. In 2022, Almirall plans to continue to rollout the launch of Klisyri® throughout Europe. To increase the global reach of tirbanibulin 1% ointment, we have partnered with other third parties and anticipate commercialization efforts outside of the U.S. and E.U. to commence in 2023. For additional information, please see “Business—License and Collaboration Agreements—Tirbanibulin—Almirall License Agreement.” We may also partner with third parties or consider using our internal resources to reach other geographic markets.

Our Commercial Platform

Our Commercial Platform includes our specialty pharmaceuticals business, and our manufacture and marketing of products subject to Section 503B of the Federal Food, Drug & Cosmetic Act (“FDCA”).

Specialty Pharmaceuticals

Our Athenex Pharmaceutical Division ("APD") business develops and sources products through licensing agreements with various partners, whom we collectively refer to as our Global Partner network. Our team has unique commercial expertise in multisource injectable products and has developed a number of Global Partners that develop and manufacture multisource products for the U.S. market. We primarily market products to acute hospital group purchasing organizations, which supply to integrated healthcare networks (“IHNs”), clinics, and directly to physicians. As of December 31, 2021, APD markets 29 molecules with 54 SKUs. In addition, Athenex Pharma Solutions ("APS") markets 5 products with 16 SKUs as of December 31, 2021.

Agreements with Suppliers and Marketing Partners

Gland Term Sheets

From August 2016 to May 2017, we entered into four binding term sheets with Gland Pharma Ltd (“Gland”) to market twenty-seven of Gland’s products. Gland has obtained FDA approval for twenty-two of such products and has filed an abbreviated new drug application, or ANDA, in the U.S. for the remaining five products. For each of the licensed products, we will pay a license fee to Gland. Additionally, during the terms of the term sheets we have a profit-sharing arrangement pursuant to which we will pay to Gland between 0% and 60% of the net profits from sales of each of the licensed products, depending on the product. The initial term of each of the Gland term sheets is five years from the launch of each product licensed pursuant to the term sheet, subject to automatic renewal for additional two-year terms, unless terminated by either party upon provision to the other party at least 90 days’ notice in advance of a renewal date. To date, none of the term sheets have been terminated.

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

In November 2020, we entered into a co-marketing, manufacturing and supply agreement with Ingenus pursuant to which Ingenus will be our exclusive supplier of the Cyclophosphamide Injection and granted us a license to market and sell the product to acute care group purchasing organizations (GPOs) and their entire memberships as provided by said GPOs, integrated delivery networks (IDNs) and to hospitals within the U.S. for a purchase price of $1 million. Under the agreement, we are entitled to 25% of the net profits from our sales of the product and we are entitled to a marketing allowance. The agreement has a 3-year term, which may be extended if we mutually agree.

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

Customers and Product Distribution

We distribute APD products primarily through pharmaceutical wholesalers and, to a lesser extent, specialty distributors that focus on particular therapeutic product categories, for use by a wide variety of end-users, including hospitals, integrated delivery networks and alternative site facilities. For the year ended December 31, 2021, the products we sold through our three largest wholesalers in the U.S., accounted for 49% of our total revenue.

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

We have also created a product portal, which allows APD and APS customers in each class to order from us online, and us to distribute directly from our manufacturing facilities. This portal was created primarily due to prohibitions on wholesaling, under Section 503B.

Global Supply Chain Platform

In 2015, we acquired Polymed Therapeutics Inc. (“Polymed”) and Chongqing Taihao Pharmaceutical Co. Ltd., or Taihao. Taihao operates a cGMP high potency oncology API plant based in Chongqing, China (“Taihao API facility”) and Polymed is the U.S. marketing entity for Taihao’s API in North America and Europe.

We suspended production activities at our Taihao API facility in Chongqing, China, in May 2019, based on concerns raised by the Department of Emergency Management of Chongqing (“DEMC”) related to the location of our plant. We subsequently resumed producing API at the Taihao API facility primarily for our ongoing clinical studies and commercial launches of proprietary drugs in accordance with local regulatory guidance, while we started building out Sintaho, a new API facility in Chongqing. In July 2021, we received verbal notice from the DEMC that we will be required to terminate the production activities at its Taihao API facility. We are continuing to engage in dialogue with the DEMC. While we are able to continue producing certain API at the Taihao API facility in limited quantities and a certain extent of our operations are now being conducted at Sintaho, we are in the process of moving the remainder of the operations and production activities to Sintaho and exploring other sources of API, in the event we are unable to reach an agreement with the DEMC for the continued production activities of the Taihao API facility.

A new API manufacturing facility in Chongqing, China (“New API Facility” or the “Sintaho facility”) was constructed and commenced operations. The facility continues to conduct and complete product qualification activities.

In 2014, we acquired APS (formerly known as QuaDPharma, LLC), one of our suppliers based in Clarence, New York.

Strategic Public-Private Partnerships

To date, we have utilized a combination of acquisitions and public-private partnerships to internalize certain key components of our manufacturing and supply chain.

China Partnership

In October 2015, we entered into an agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), which is wholly owned by the Finance Bureau of Banan district of Chongqing, and is authorized to be responsible for investments, financing, infrastructure construction, operations and management in the Chongqing Maliu Riverside Development Zone. Our agreement with CQ provides for the construction of an API plant and a formulation plant in China. After entering into the agreement, and pursuant to its terms, we established a China-based subsidiary that is responsible for the operations of both facilities in July 2016 and committed to a registration capital requirement of no less than $30.0 million. CQ is responsible for the construction of both facilities according to the U.S. cGMP standards. The land and buildings will be owned by CQ, and we will lease the facilities rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if we are profitable, we will pay a monthly rent of 5 Chinese Renminbi (“RMB”) per square meter of space occupied. We are responsible for the costs of all equipment and technology for the facilities. In January 2021, we accepted the building and the lease became effective. We have finished equipment installation and testing, and commenced production. We have also committed to achieving certain operational, revenue and tax generation milestones within certain time periods once we commence operations. If we are unable to achieve these milestones, CQ will have the opportunity to terminate the agreement and dispose of the plants in its discretion.

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

New York State Partnership

On February 14, 2022, we completed the sale of our leasehold interest, and certain other related assets, in the new manufacturing facility in Dunkirk, New York (the “Dunkirk Facility”) to ImmunityBio, Inc. (“ImmunityBio”) for approximately $40.0 million. The Dunkirk Facility had been constructed in connection with our agreement with Fort Schuyler Management Corporation (“FSMC”) a not-for-profit corporation affiliated with the State of New York, for a medical technology research, development, innovation and commercialization alliance (the “Alliance Agreement”). Under the Alliance Agreement, FSMC had been responsible for the costs of construction and equipment for the facility up to an aggregate of $200.0 million, plus any additional funds available from the previous $25.0 million grant, and FSMC would retain ownership of the facility and equipment. In a series of agreements with ImmunityBio, we sold our leasehold interest, our interest in certain leased manufacturing equipment and personal property and owned personal property and inventory at the Dunkirk Facility, and our rights in and obligations under our agreements relating to the Dunkirk Facility with the Empire State Development Corporation (“ESD”), FSMC and County of Chautauqua Industrial Development Agency (“CCIDA”) and other parties.

Under the original Alliance Agreement, we had been committed to spending $1.52 billion on operational expenses in the first 10-year term of the Dunkirk Facility and any subsequent extension periods and to hiring 450 employees at our Dunkirk Facility within the first five years of operations, including hiring at least 300 new employees within 2.5 years of the Dunkirk Facility becoming operational. ImmunityBio assumed these capital expenditure and hiring obligations of ours in connection with the purchase of the leasehold interest in the Dunkirk Facility.

We also entered into a preliminary agreement with ImmunityBio, pursuant to which our APS division will have the ability to manufacture our 503B products at the Dunkirk Facility at prices to be determined on a product-by-product basis, provided that the pricing will not exceed ImmunityBio’s costs plus a 15% margin. We expect to enter into a definitive preferred contract manufacturing agreement with ImmunityBio relating to the manufacture of our 503B products.

We did not assign any of our rights to our corporate headquarters in Buffalo, New York, in connection with the sale of the leasehold interest in the Dunkirk Facility and we retained all of our rights and obligations with respect to our corporate headquarters. Under the Alliance Agreement, FSMC agreed to pay up to $25.0 million for the construction of our North American headquarters and formulation lab and equipment in Buffalo, New York. We are sub-leasing the space from FSMC for a 10-year term expiring in October 2025, with an option to extend the term for an additional 10 years. Under the Alliance Agreement, we are obligated to spend $100.0 million in the Buffalo area over the initial 10-year term of the lease and an additional $100.0 million during the second 10-year term if we elect to extend the lease. We also committed to hiring 250 permanent employees in the Buffalo area within the first 5 years of completion of the project. As of December 31, 2021, we had hired 211 permanent employees in the Buffalo area. In the event we are unable to hire enough employees in the Buffalo area or meet our other obligations under this agreement, FSMC may terminate the agreement and we may have to renegotiate our lease or relocate our North American headquarters.

License and Collaboration Agreements

Cell Therapy

Baylor College of Medicine Agreements

In October 2021, we simultaneously entered into the Second Amended and Restated Exclusive License and Option Agreement (the “Baylor License Agreement”) and the Second Amended and Restated Co-Development Agreement (the “Baylor Co-Development Agreement,” and together with the Baylor License Agreement, the “Baylor Agreements”) with BCM, which were first entered into in 2016 between BCM and Kuur. Under the Baylor Co-Development Agreement, BCM is responsible for developing the cell therapy products using an annual budget paid by us and under the supervision of a joint steering committee composed of five BCM appointees and five of our appointees. The Baylor License Agreement grants us, among other rights, worldwide rights to research, sell, and commercialize NKT, NKT-CAR, and NKT process technology in the prevention, treatment, or modulation of cancer in humans as well as exclusive future oncology and non-oncology and field expansion options. The Baylor Agreements include execution fees, annual fees, royalties, and milestones. Under the Baylor License Agreement, we have agreed to pay BCM up to $128.5 million in the event defined development and sales milestones are achieved, along with tiered royalties at single digit rates based on annual net sales of licensed products and tiered percentages of sublicensing revenue ranging from mid-single digits to royalty rates in the mid-teens. The Baylor Agreements will remain in effect on a country-by-country basis until the expiration of (i) the date of expiration of the last such patent rights issued in such country; or (ii) in the event that no patents issue in such country, the day immediately following the tenth anniversary of the first commercial sale in such country. The agreements contain customary termination rights such as for material default or failure, insolvency, or convenience on a product-by-product basis.

TCR-T License Agreement

In June 2018, we entered into a Share Subscription Agreement with Xiangxue Life Sciences Ltd. (“XLifeSc”), a subsidiary of Xiangxue, to establish, operate and manage a joint venture named Axis Therapeutics Limited (“Axis”) to offer certain goods and services worldwide except in China. Axis is owned 45% by XLifeSc and 55% by us.

Also in June 2018, Axis entered into a license agreement with XLifeSc (the “TCR-T License”) where XLifeSc granted Axis an exclusive, sublicensable right and license to use XlifeSc’s proprietary TCR-T to develop and commercialize therapeutic products for oncology indications worldwide except in China. Axis is responsible for all development, manufacturing and commercialization, and the related costs and expenses, of any product candidates resulting from the agreement. Pursuant to the TCR-T License, following an upfront payment and the achievement of the first regulatory milestone, Axis may be required to make additional cash payments to XLifeSc worth up to $108.0 million in the aggregate upon the occurrence of certain additional regulatory milestones to be achieved in the U.S., the EU, China, and Japan. In addition, XLifeSc is required to pay Axis royalty payments based on certain percentage of aggregate net income generated by sales of any products using the licensed intellectual property in China. The TCR-T License will remain in effect until the expiration of the patent rights licensed under the agreement. The agreement will terminate automatically if the shareholders agreement between XLifeSc and us is terminated. The TCR-T License also contains customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party.

Orascovery

Eli Lilly and Company Agreement

In October 2016, we entered into a Clinical Trial Collaboration and Supply Agreement with Eli Lilly and Company ("Lilly") to jointly conduct a Phase 1b trial of Oral Paclitaxel in combination with Ramucirumab in patients with gastric, gastro-esophageal, and esophageal cancers. Under the terms of the agreement, we are the sponsor of the study and hold the study IND/clinical trial application ("CTA") while all clinical data generated under the study will is jointly owned by us and Lilly. The agreement will remain in effect until the study contemplated by the agreement has been completed. The agreement also contains customary termination rights for either party, such as in the event of a breach of the agreement by the other party, or in the event a regulatory authority takes any action against or raises any objection to the study.

Quantum Leap Healthcare Collaborative

In September 2020, we announced with Quantum Leap, the launch of two new study arms of the I-SPY 2 TRIAL, to evaluate the safety and efficacy of Oral Paclitaxel with dostarlimab +/- carboplatin in stage 2/3 HER2- breast cancer patients and plus trastuzumab in HER2+ patients, followed, if needed, by doxorubicin plus cyclophasamide chemotherapy (AC) and surgical resection of breast tissue.

The trial was designed to rapidly screen promising experimental treatments and identify those most effective in specific patient subgroups based on molecular characteristics (biomarker signatures). The trial is a unique collaborative effort by a consortium that includes the FDA, industry, patient advocates, philanthropic sponsors, and clinicians from 16 major U.S. cancer research centers. Under the terms of the collaboration agreement, Quantum Leap is the trial sponsor and manages all study operations, and Athenex provides Oral Paclitaxel.

Hanmi License Agreements and Related Out-Licenses

We entered into a series of license agreements, as amended from time to time, with Hanmi Pharmaceuticals Ltd. (“Hanmi”) pursuant to which we obtained an exclusive, sublicensable license for development and commercialization activities utilizing Hanmi’s patents and know-how related to the Orascovery platform worldwide except in South Korea, and a non-exclusive license to utilize the same intellectual property in manufacturing worldwide for sales inside those territories (the “Hanmi Agreements”). Under the Hanmi Agreements, we are responsible for all clinical studies and development and commercialization activities, and the related expenses, resulting from the agreements.

Under the Hanmi Agreements, we are obligated to pay Hanmi tiered royalty payments in the teens based on aggregate net sales of any products using the licensed intellectual property in the territory. These royalties will be reduced if competing generic products gain market share in the applicable country. We also granted to Hanmi a one-time right of first negotiation to purchase all of our rights in Oral Paclitaxel or Oral Irinotecan under the Hanmi Agreements during development and prior that, at Hanmi’s discretion, requires us to negotiate in good faith the sale of our rights under such agreement to Hanmi at a purchase price determined by an internationally-recognized investment banking firm with an office in Hong Kong at any time prior to the earlier of (1) our first commercial sale of products using such technology or (2) receipt by Hanmi of written notice from our company of the sublicense of the rights in an applicable product to a third party.

The Hanmi Agreements expire on the earlier of (1) expiration of the last of Hanmi’s patent rights licensed under the agreement or (2) invalidation of Hanmi’s patent rights which are the subject of the agreement, provided that the term will automatically be extended for consecutive one-year periods unless either party gives notice to the other at least 90 days prior to expiration of the patent rights licensed under the agreement or before the then-current annual expiration date of the agreement. The patent rights licensed to us under the Hanmi Agreements have expiry dates ranging from in 2023 to 2033, unless the terms of such licensed patents are extended in accordance with applicable laws and regulations.

We have out-licensed certain of the rights we obtained under the Hanmi Agreements to third parties to develop and commercialize products from the Orascovery platform in certain territories. Under these out-licenses, we are entitled to receive payments and royalties from the licensees, (a portion of which we will be obligated to pay Hanmi under the Hanmi Agreements). These out-license agreements are described below:

•
ZenRx: We granted ZenRx an exclusive, sublicensable license to develop and commercialize Oral Irinotecan and Oral Paclitaxel in Australia and New Zealand in April 2013, and a non-exclusive license to manufacture a certain compound for use only in Oral Irinotecan and Oral Paclitaxel. We may be entitled to receive up to an aggregate of $1.25 million in additional development, regulatory and sales milestone payments under the license agreement with ZenRx. We will also be eligible to receive tiered royalties in the teens on net sales of each product commercialized by ZenRx utilizing the intellectual property that is the subject of the ZenRx License. Such royalties will be reduced by 40% when competing generic products have 30% of the market share in the applicable country and will be eliminated entirely when competing generic products have 60% of the market share in the applicable country. As an incentive to ZenRx to further development and commercialization of Oral Irinotecan and Oral Paclitaxel in the territory, if ZenRx obtains certain regulatory approvals in the territory prior to regulatory approval of those products in either the U.S. or South Korea, we may be required to make payments to ZenRx, at ZenRx’s option, either up to $0.6 million in cash or $0.35 million in cash plus $0.25 million worth of our common stock.
•
PharmaEssentia: We granted PharmaEssentia an exclusive, sublicensable license for development and commercialization of Oral Paclitaxel, Oral Irinotecan, and Oral Docetaxel in Taiwan and Singapore pursuant to a license agreement in December 2013, as amended from time to time. We may be entitled to receive up to an aggregate of $7.5 million in additional development, regulatory and sales milestone payments under this license agreement with PharmaEssentia. We may be obligated to pay PharmaEssentia an aggregate of $0.5 million in incentives if PharmaEssentia achieves certain milestones within designated timeframes. We will also be eligible to receive tiered royalties in the mid-teens on net sales of each product commercialized by PharmaEssentia utilizing the intellectual property that is the subject of this agreement. Such royalties will be reduced by 40% when competing generic products have 30% of the market share in the applicable country and will be eliminated entirely when competing generic products have 60% of the market share in the applicable country.
•
Xiangxue: We granted Xiangxue an exclusive license to develop and commercialize Oral Paclitaxel, Oral Irinotecan and tirbanibulin ointment in China, Hong Kong, and Macau for any oncological indications as well as other indications that we mutually agree to pursue (the “Xiangxue License”). We may be eligible to receive future additional payments up to $138.5 million in the event defined regulatory and sales milestones are achieved, a payment of $20.0 million in the event of a change of control or assignment of rights involving Xiangxue, tiered royalties at rates ranging from the low teens to low twenties based on annual net sales of the licensed products in the territory covered by the license, and a percentage of sublicensing revenue. In November 2021, we regained the exclusive rights to develop and commercialize Oral Paclitaxel, Oral Irinotecan, and tirbanibulin ointment for Hong Kong and Macau for $1.5 million. Before the November 2021 amendment to the license agreement, we recognized revenue in the third quarter of 2020 for a $10.0 million milestone fee from Xiangxue upon meeting the first regulatory milestone under the license agreement, but Xiangxue was unable to make the full payment. We received $1.5 million from Xiangxue in February 2021. Consequently, the Company recorded a provision for the outstanding balance of $8.5 million and $0.4 million related to currency conversion in our financial statements for the three months and year ended December 31, 2020, respectively. We have not yet taken legal action against Xiangxue to enforce the provisions of the license, but we may exercise all rights and remedies available to us under the terms of the license and applicable law at any time.

Tirbanibulin

Almirall License Agreement

In December 2017, we entered into a license agreement with Almirall pursuant to which we granted to Almirall an exclusive, sublicensable license of certain of our intellectual property for the development and commercialization of pharmaceutical preparations containing tirbanibulin to treat and prevent skin disorders and diseases in humans in the U.S. and substantially all European countries (including Russia and Turkey). The first label indication is actinic keratosis. In the licensed territory, Almirall also holds a right of first negotiation to license any compound that we may develop in the future with the same mechanism of action as tirbanibulin and for topical administration for the treatment of skin disorders and diseases if we decide to collaborate with a third party regarding that newly developed compound.

Following the receipt of $50.0 million from Almirall in upfront and milestone payments, we may also be entitled to receive an aggregate of $70.0 million in additional milestone payments, as well as sales milestone payments that we estimate will likely total $155.0 million. Almirall will reward Athenex with additional sales milestones should the sales exceed the currently projected amounts. In addition, we are eligible to receive tiered royalty payments for a certain period starting at 15% based on annual net sales of the topical products commercialized by Almirall, utilizing the intellectual property subject to the license agreement, with incremental increases in royalty rates commensurate with increased sales. We may be required to reimburse Almirall in the event Almirall provides notice that certain clinical endpoints under the agreement are not met. Almirall may terminate the agreement in its entirety or with regard to a certain territory in its sole discretion by providing six months’ notice to us. The agreement also contains customary termination rights for both parties, such as in the event of a breach of the agreement or if the other party defaults in performance of its obligations under the agreement.

Other Territories

In 2021, we entered into licensing agreements with strategic partners such as Seqirus and AVIR, to further the global development and commercialization of products containing tirbanibulin for topical administration. We granted Seqirus an exclusive license to commercialize tirbanibulin in Australia and New Zealand. We granted AVIR an exclusive license to commercialize tirbanibulin in Canada.

We granted PharmaEssentia an exclusive, sublicensable license to use any pharmaceutical preparation containing tirbanibulin for use in treating (i) AK in a territory that includes Taiwan, Japan, and South Korea, (ii) psoriasis and other nonmalignant skin conditions in a territory that includes Taiwan, Japan, South Korea, China, Hong Kong, Macau, Singapore, and Malaysia, and (iii) all other dermatology indications, including skin cancer, in a territory that includes Taiwan, Japan, South Korea, Singapore, and Malaysia. We may be entitled to an aggregate of up to $14.6 million in associated with the achievement of certain development and sales milestones, $0.25 million of which may be paid in the form of PharmaEssentia stock. We will also be eligible to receive tiered royalties ranging from the high single-digits to teens on net sales of each product commercialized by PharmaEssentia, which may be reduced accordingly upon the entrance of competing generic products. Prior to the expiration of the term of each agreement, PharmaEssentia may terminate the agreement in its sole discretion, by providing six months’ notice to us. Subject to certain conditions, we may also terminate the agreement if PharmaEssentia fails to comply with certain development timelines set out in each of the agreements. The agreements also contain customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party.

We granted Xiangxue an exclusive license to develop and commercialize ointment preparations of tirbanibulin ointment for certain indications, including actinic keratosis, for China, Hong Kong, and Macau. In November 2021, we regained the exclusive rights to develop and commercialize Oral Paclitaxel, Oral Irinotecan, and tirbanibulin ointment for Hong Kong and Macau for $1.5 million. We may be eligible to receive $40.0 million if the defined regulatory milestones are achieved, sales milestones up to $30.0 million when certain sales targets of tirbanibulin ointment among other products are met, and tiered royalties at rates starting from the low teens. The license may be terminated in its entirety upon the mutual agreement of the parties, by Xiangxue for convenience upon requisite notice, or by either party for material breach as set forth in the license. The license also will be terminated with respect to any licensed product for Xiangxue’s failure to meet agreed upon regulatory milestones with respect to such licensed product.

Other Product Candidates

In June 2018, we entered into a license agreement with Avalon Polytom (HK) Ltd. ("Polytom"), an entity affiliated with Avalon Global Holdings Limited ("Avalon"), pursuant to which Polytom granted us an exclusive, sublicensable right and license to develop and commercialize products containing pegylated and cobalt-replaced arginase for the treatment of cancer in humans, apart from ophthalmic uses and use as eye drops, worldwide. Dr. Johnson Lau, our chief executive officer and chairman, and Dr. Manson Fok, one of our directors, collectively have a controlling interest in and serve on the board of directors of Avalon. Also in June 2018, we entered into a license and supply agreement with Avalon HepaPOC Limited ("HepaPOC"), an entity affiliated with Avalon, pursuant to which HepaPOC agreed to exclusively sell to us the meter and consumable strips that can be used to detect galactose concentrations in human blood and granted us an exclusive, sublicensable right and license to use and commercialize the meter and strips for conduct of liver function tests in humans taking our oncology drugs.

For KX2-361, in December 2011, we granted PharmaEssentia an exclusive, sublicensable license to use any pharmaceutical preparation containing KX2-361 for use in treating psoriasis or other non-malignant skin conditions in a territory that includes China, Taiwan, Macau, Hong Kong, Singapore, Malaysia, Japan and South Korea. In May 2012, we granted Xiangxue an exclusive, sublicensable license to use certain of our intellectual property to develop and commercialize products containing KX2-361 in all indications for brain tumors in China, Taiwan, Hong Kong, and Singapore.

Competition

The biopharmaceutical industry and the oncology subsector are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our product candidates, platforms and scientific expertise in the field of biotechnology and oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing oncology products. These competitors and their products generally fall within the following categories:

Cell Therapy: Adicet, Allogene, Appia Bio, Atara, Autolus, Biotherapeutics, Cellectis, Celyad, Crispr, Cytovia, Fate Therapeutics, MiNK Therapeutics, Nkarta, ONK Therapeutics, Precision Biosciences, Poseida, and Senti Bio;

Oral administration: Taxol, Abraxane, Cynviloq, Camptosar, Onivyde, Taxotere and Hycamtin; and

Src Kinase inhibitors: Picato and Temodar.

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

Granted patents and pending patent applications related to our platforms and product candidates cover such aspects as composition-of-matter claims to our lead product candidates and their analogs, claims to pharmaceutical compositions comprising such candidates, and claims to methods of making and method of treatment using such candidates. As of February 2, 2022, related to the Src Kinase inhibition platform, we owned approximately 200 granted patents and over 100 pending patent applications, including nine allowed patent applications worldwide. Not accounting for any patent term adjustment, patent term extension or terminal disclaimer, and, assuming that all annuity and/or maintenance fees are paid, the patents and, if granted, patent applications, will expire from 2025 to 2040.

In addition, we have in-licensed various patent, pending patent applications, and technologies. Notably, pursuant to our collaboration with the Center for Cell and Gene Therapy at BCM, in October 2021, we announced the allowance of the first U.S. patent related to our CAR-NKT cell therapy, including a composition-of-matter claim comprising a plurality of genetically modified CD62L-positive human NKT cells comprising at least one CAR. In November 2021, we licensed a portfolio of TCRs that recognize “hotspot” mutations in p53, KRAS, and EGFR genes and methods of isolating T-cells that are reactive to p53 and KRAS specific mutated antigens from the National Cancer Institute (NCI), an institute of the National Institutes of Health (NIH). We continue to maintain licenses for patents related to TCR T-cell therapy, the Orascovery platform, and PEGylation of arginases and their use as anti-cancer and anti-viral therapies.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. In the U.S., the term of a patent may be lengthened by patent term adjustment to compensate the patentee for administrative delays by the U.S. Patent and Trade Office ("USPTO") in examining and granting the patent or may be shortened if the patent is terminally disclaimed over an earlier-filed patent. In addition, a patent term may be extended to restore a portion of the term effectively lost as a result of FDA regulatory review. However, the restoration period cannot be longer than five years and cannot extend the remaining term of a patent beyond a total of fourteen years from the date of FDA approval, and only one patent applicable to an approved drug may be extended. Similar extensions as compensation for regulatory delays are available in Europe and other jurisdictions. We have sought patent term extensions in the U.S. and Supplementary Protection Certificates in Europe and intend to seek similar regulatory extensions in other jurisdictions when available. However, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and we cannot predict the length of the extensions even if they are granted. The actual protection afforded by a patent varies on a claim-by-claim basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. For a granted patent to remain in force most countries require the payment of annuities or maintenance fees, either yearly or at certain intervals during the term of a patent. If an annuity or maintenance fee is not paid, the patent may lapse irrevocably.

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
•
performance of adequate and well-controlled human clinical trials in accordance with federal regulations and Good Clinical Practices, or GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors, to establish the safety and efficacy of the product candidate for its intended use;
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
•
FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Such studies must generally be conducted in accordance with the FDA’s GLPs. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND application. Some nonclinical testing may continue even after the IND application is submitted. In addition to including the results of the nonclinical studies, the IND application will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND application automatically becomes effective thirty days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND application. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP requirements, which include, among other things, the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness endpoints to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND application, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must report to the FDA serious and unexpected adverse reactions in a timely manner. Reporting requirements also apply to, among other things, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure and any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. An institutional review board, or IRB, with jurisdiction at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations.

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

The outcome of human clinical trials is inherently uncertain, and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed or may not be completed at all. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Within sixty days following submission of an NDA, FDA reviews the application to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to accept any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth substantive review of the NDA. The FDA has agreed to certain performance goals in the review of NDAs. FDA seeks to review NDAs for standard review products that are not new molecular entities, or NMEs, within ten months of the date the NDA is submitted, while FDA seeks to review NDAs for standard review NMEs within ten months of the date FDA files the NDA. FDA seeks to review NDAs for priority review products that are not NMEs within six months of the date the NDA is submitted, while FDA seeks to review NDAs for priority review NMEs within six months of the date FDA files the NDA. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated product candidate and expedite review of the application for a product candidate designated for priority review. Under the Fast Track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. The Fast Track program and FDA’s accelerated approval regulations, which are described in Subpart H of 21 CFR Part 314, provide for an earlier approval for a new product candidate that is (1) intended to treat a serious or life-threatening disease or condition; (2) generally provides a meaningful advantage over available therapies and (3) demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, and is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA will require that a sponsor of a product candidate receiving accelerated approval perform post-marketing studies to verify and describe the predicted effect on IMM or other clinical endpoint. The product may be subject to accelerated withdrawal procedures under certain circumstances.

In addition to the Fast Track, accelerated approval and priority review programs discussed above, a sponsor may seek a breakthrough therapy designation. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or conditions, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A breakthrough therapy designation conveys all of the Fast Track program features, as well as more intensive FDA guidance on an efficient drug development program and a commitment from FDA to involve senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review.

Abbreviated New Drug Applications for Generic Drugs and 505(b)(2)NDAs

NDA applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic or 505(b)(2) applicants in support of approval of an ANDA, or a 505(b)(2) application. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way can often be substituted by pharmacists under prescriptions written for the original listed drug. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness but where some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A 505(b)(2) applicant may be able to rely on published literature or on FDA’s previous findings of safety and effectiveness for an approved drug. A 505(b)(2) NDA may be submitted for changes to a previously approved drug, including, for example, in the dosage form, route of administration, or indication.

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

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA, submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA under 505(b)(1) of the FDCA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to therapeutic candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects either (1) fewer than 200,000 individuals in the U.S., or (2) more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a product candidate for this type of disease or condition will be recovered from sales in the U.S. for that product candidate. Orphan Drug Designation must be requested before submitting an NDA. We have received Orphan Drug Designation for KX2-361 for the treatment of gliomas and Oral Paclitaxel for the treatment of angiosarcomas. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act (BPCA), certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a Written Request, relating to the use of the active moiety of the product candidate in children. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly responds to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied. If the FDA determines that information relating to the use of the new drug in the pediatric population may produce health benefits in the population, the clinical study is deemed to fairly respond to the FDA’s request and the reports of FDA-requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection covering the product are extended by six months. In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most therapeutic candidates, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The FDA may grant a waiver or a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product candidate is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to post the PREA Non-Compliance letter and sponsor’s response.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product candidate reaches the market. Later discovery of previously unknown problems with a product candidate may result in restrictions on the product candidate or even complete withdrawal of the product candidate from the market. After approval, some types of changes to the approved product candidate, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval in a supplemental NDA, or sNDA. An sNDA must contain all of the information necessary to support the change. In the case of a new indication, that information usually consists of at least one clinical trial, and often more. Like an NDA, FDA determines whether the sNDA is sufficiently complete to permit review before it files the sNDA. FDA then reviews the sNDA. Like an NDA, FDA can either approve the sNDA or issue a complete response letter outlining the deficiencies in the sNDA. In addition, the FDA may under some circumstances require testing and surveillance programs to monitor the effect of approved therapeutic candidates that have been commercialized, and the FDA under some circumstances has the power to prevent or limit further marketing of a product candidate based on the results of these post-marketing programs.

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

Government Programs

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. The Centers for Medicare & Medicaid Services (“CMS”) administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs, the basic rebate amount is the greater of 23.1% of the average manufacturer price (“AMP”) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. For non-innovator products, generally generic drugs marketed under approved abbreviated new drug applications, the basic rebate amount is 13% of the AMP for the quarter. Non-innovator products are also subject to an additional rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non-innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013). To date, the rebate amount for a drug has been capped at 100% of the AMP; however, effective January 1, 2024, this cap will be eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the average price the manufacturer receives for the drug.

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

A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain federally funded clinics and safety net hospitals no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers are required to report pricing information to the Health Resources and Services Administration (“HRSA”) on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.

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

Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries had a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare did not cover their prescription drug costs, known as the coverage gap. However, by 2020, Medicare Part D beneficiaries will pay 25% of drug costs after they reach the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap. Most of the cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of a drug approved under an NDA is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D.

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

The ACA

Effective in 2010, the Affordable Care Act (“ACA”) made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits. CMS will expand Medicaid rebate liability to the territories of the U.S. as well, beginning in 2023, if the territories elect to enroll in the Medicaid Drug Rebate Program. In addition, the ACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by CMS may also provide for the public availability of pharmacy acquisition cost data, which could influence our decisions related to setting product prices and offering related discounts.

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
•
the federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA, that require manufacturers of certain drugs and biologics to track and annually report payments and other transfers of value they make to U.S. physicians, physician assistants, certain types of advance care nurses, and teaching hospitals, as well as physician ownership and investment interests in the manufacturer, and that such information is subsequently made publicly available in a searchable format on a CMS website;
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

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of products regulated by the FDA or other government agencies. In addition to new legislation, FDA and healthcare fraud and abuse and coverage and reimbursement regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. Most recently, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On June 17, 2021, the United States Supreme Court dismissed a challenge to the constitutionality of the ACA on procedural grounds because the individual mandate was repealed by Congress. It is possible that there will be changes to the ACA in the future. Additional reforms could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

China Government Regulation

In the People’s Republic of China (“PRC” or “China,” for the purposes of this document only, except where the context requires otherwise, references to China or the PRC exclude the special administrative regions of Hong Kong and Macau and Taiwan), we operate in an increasingly complex legal and regulatory environment. We are subject to a variety of PRC laws, rules and regulations affecting many aspects of our business. This section summarizes the principal PRC laws, rules and regulations relevant to our business and operations.

Foreign Investment in Pharmaceutical Industry

Foreign investment in China was previously subject to the Catalogue for the Guidance of Foreign Investment Industries (2017 Revision) issued and effective beginning July 28, 2017, and the Special Administrative Measures for the Access of Foreign Investment (2018 Revision) (the “Negative List”) issued and effective beginning July 28, 2018, which together comprised the encouraged foreign-invested industries catalogue and the special administrative measures for the access of foreign investments to the restricted or the prohibited foreign-invested industries. The latter set out restrictions such as percentage of shareholding and qualifications of senior management. The Catalogue of Industries in which Foreign Investment is Encouraged and the Negative List have been revised several times. The most updated Catalogue of Industries in which Foreign Investment is Encouraged revision was issued on December 27, 2020 (the “2020 Catalogue”) and came into effect on January 27, 2021. The most updated Negative List was issued on December 27, 2021 (the “2021 Negative List”) and took effect on January 1, 2022, which further reduced restrictions on foreign investment. The manufacturing and production of new anti-cancer drugs, new cardiovascular medicine and new nervous system drugs all fall within the field of industries in which foreign investment is encouraged in the 2020 Catalogue.

General Regulations on China Drug Administration

The pharmaceuticals industry in China is mainly regulated and administrated by the National Medical Products Administration (the “NMPA”), under the administration of the State Administration for Market Regulation (the “SAMR”), the National Health Commission (the “NHC”) and the National Health Care Security Administration (the “NHSA”). Pursuant to the Decision of the First Session of the Thirteenth National People’s Congress on the State Council of the PRC (the “State Council”) Institutional Reform Proposal promulgated by the National People’s Congress of the PRC on March 17, 2018, (1) the SAMR was established; and the China Food and Drug Administration (the “CFDA”) ceased to exist, while the NMPA was established under the administration of the SAMR; (2) the National Health and Family Planning Commission ceased to exist, while the NHC shall be established as a department under the State Council, incorporating duties of supervision and management which had been assigned to relevant departments and (3) the NHSA was established as a bureau directly subordinate to the State Council.

The NMPA, which inherited the drug supervision function from its predecessor the CFDA, is the primary drug regulator responsible for almost all of the key stages of the life-cycle of pharmaceutical products, including preclinical research, clinical trials, marketing approvals, manufacturing, advertising and promotion, distribution and pharmacovigilance.

The PRC Drug Administration Law (the “PRC Drug Administration Law”) promulgated by the Standing Committee of the National People’s Congress in 1984 and the Implementing Measures of the PRC Drug Administration Law promulgated by the Ministry of Health, or the MOH, in 1989 set forth the legal framework for the administration of pharmaceutical products, including the research, development and manufacturing of drugs.

The PRC Drug Administration Law was revised in February 2001, December 2013, April 2015, and again in August 2019. The purpose of the revisions was to strengthen the supervision and administration of pharmaceutical products and to ensure the quality and safety of those products for human use. The revised PRC Drug Administration Law applies to entities and individuals engaged in the development, production, trade, application, supervision and administration of pharmaceutical products. It regulates and prescribes a framework for the administration of pharmaceutical preparations of medical institutions and for the development, research, manufacturing, distribution, packaging, pricing and advertisement of pharmaceutical products. New Implementing Measures of the PRC Drug Administration Law promulgated by the State Council took effect in September 2002 and was revised in February 2016, and again in March 2019, providing detailed implementing regulations for the revised PRC Drug Administration Law.

The PRC Drug Administration Law was newly revised on August 26, 2019 and came into effect on December 1, 2019. As compared to the old law, the current revised PRC Drug Administration Law mainly includes the following key highlights:

•
The supervision and administration of pharmaceutical products will be improved by emphasizing the responsibility of the enterprise, strengthening the management of drug production process and clarifying the traceability requirements of drug quality and safety;
•
The responsibility for drug supervision will be clarified, and the supervision measures will be improved;
•
The punishment of illegal behaviors will be aggravated by increasing the fine limit, strengthening the punishment for the relevant personnel of pharmaceutical production enterprises and supplementing the responsibility of the drug marketing authorization holder (the “MAH”);
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

On April 27, 2021, the General Office of the State Council published the Opinions on Comprehensively Strengthening Regulatory Capacity for Drugs. The Opinions introduced the general requirements and several key tasks and safeguards to improve regulations on drugs, including enhancing drug inspection capability and establishing a national pharmacovigilance system.

Good Laboratories Practice Certification for Preclinical Research

To improve the quality of preclinical research, the CFDA promulgated the Administrative Measures for Good Laboratories Practice of Preclinical Laboratory in 2003, which was revised in 2017, and began to conduct the certification program of GLP. In addition, the CFDA promulgated the Administrative Measures for the Certification of Good Laboratory Practices of Preclinical Laboratory in April 2007 which determines whether an institution is qualified for undertaking pharmaceutical preclinical research upon the evaluation of the institution’s organizational administration, its research personnel, its equipment and facilities and its operation and management of preclinical pharmaceutical projects. If all requirements are met, a GLP Certification will be issued by the CFDA, and the result will be published on the CFDA’s website.

Approval for Clinical Trials and Production of New Drugs

According to the Provisions for Drug Registration promulgated by the SAMR in January 2020, which abolished the old Provisions for Drug Registration promulgated by the CFDA in 2007, the PRC Drug Administration Law, the Provisions on the Administration of Special Examination and Approval of Registration of New Drugs, or the Special Examination and Approval Provisions issued by the CFDA in 2009 and the Circular on Information Publish Platform for Pharmaceutical Clinical Trials issued by the NMPA in 2013, we must comply with the following procedures and obtain several approvals for clinical trials and production of new drugs.

Clinical Trial Application

Upon completion of its preclinical research, a research institution must apply for approval of a CTA before conducting clinical trials. According to the Decision of the CFDA on Adjusting the Approval Procedures of the Administrative Approval Items for Certain Drugs promulgated by the CFDA on March 17, 2017, the decision on the approval of clinical trials of drugs enacted by the CFDA can be made by the Center for Drug Evaluation of the CFDA, or the CDE in the name of the CFDA from May 1, 2017. In July 2018, the NMPA promulgated the Announcement on Adjusting Evaluation and Approval Procedures for Clinical Trials for Drugs, which further adjusted for those who apply for drug clinical trials in China, and stipulated that if an applicant does not receive any negative or questioning opinions from the CDE within sixty days after the date of accepting the application and the payment of the fee, drug clinical trials may be conducted in accordance with the plan being submitted.

According to the Provisions for Drug Registration (2020 Revision), a drug clinical trial consists of Phase I clinical trial, Phase II clinical trial, Phase III clinical trial, Phase IV clinical trial, and bioequivalence trial. Pursuant to the characteristics of a drug and the research purpose, the research contents shall include clinical pharmacological research, exploratory clinical trial, confirmatory clinical trial and post-marketing research. Clinical trials must be conducted in accordance with the new Administrative Measures for Good Clinical Practice, which was promulgated by NMPA and NHC on April 23, 2020 and took effect on July 1, 2020, which also sets forth the requirements for conducting the clinical trial, including preparation of clinical trials, clinical trial protocol, duties of the sponsor and investigators and protection of the trial subjects. According to the Announcement on Adjusting Evaluation and Approval Procedures for Clinical Trials for Drugs issued by the NMPA on July 24, 2018, where the application for clinical trial of new drug has been approved, upon the completion of Phases I and II clinical trials and prior to Phase III clinical trial, the applicant shall submit the application for Communication Session to CDE to discuss with CDE the key technical questions including the design of Phase III clinical trial protocol.

New Drug Application

According to the Provisions for Drug Registration (2020 Revision), upon completion of clinical trials, determination of quality standards, completion of validation of commercial-scale production processes, and preparation for acceptance of verification and inspection for drug registration, the applicant may apply to the NMPA for approval of a new drug application. The NMPA then determines whether to approve the application according to the comprehensive evaluation opinion provided by the CDE of the NMPA. We must obtain approval of a new drug application before our drugs can be manufactured and sold in the Chinese market.

Drug Manufacturing Permit and Good Manufacturing Practice

Pursuant to the PRC Drug Administration Law and its implementing measures, a drug manufacturer must obtain a Drug Manufacturing Permit from the local branch of the NMPA at provincial level before it starts to manufacture drug products. Prior to granting such permit, the relevant government authority will inspect the applicant’s production facilities, and decide whether the sanitary conditions, quality assurance system, management structure and equipment within the facilities have met the required standards. Each Drug Manufacturing Permit is valid for a period of five years and the manufacturer is required to apply for renewal of the permit within six months prior to its expiration date and will be subject to reassessment by the authority in accordance with then prevailing legal and regulatory requirements for the purposes of such renewal. All facilities and techniques used in the manufacture of products for clinical use or for sale in China must be operated in conformity with GMP guidelines as established by the MOH and CFDA. GMP certification was no longer required from December 2019 and regular and random onsite checking and supervision will be implemented by the relevant authority. Failure to comply with applicable requirements could result in the termination of manufacturing and significant fines. The NMPA promulgated the Administration Measures for Drug Inspection (for Trial Implementation) in May 2021, which provides details of the onsite checking and inspection procedures and requirements after GMP certification was abolished.

Animal Test Permits

According to Regulations for the Administration of Affairs Concerning Experimental Animals promulgated by the State Science and Technology Commission in November 1988, as revised in January 2011, July 2013, and March 2017, and Administrative Measures on the Certificate for Animal Experimentation (for Trial Implementation) promulgated by the State Science and Technology Commission and other regulatory authorities in December 2001, performing experimentation on animals requires a Certificate for Use of Laboratory Animals. Applicants must satisfy the following conditions:

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

Drug Registration Classification and Special Examination and Approval

According to the Provisions for Drug Registration (2007 Revision), drug registration applications are divided into three different types, namely Domestic New Drug Application, Domestic Generic Drug Application and Imported Drug Application. Drugs fall into one of three categories, namely chemical medicine, biological product or traditional Chinese or natural medicine. The registrations of chemical medicines are divided into six categories, among which, a Category 1 drug is a new drug that has never been marketed in any country. However, the Provisions for Drug Registration (2020 Revision) stipulated that drug registration shall be classified into several categories including traditional Chinese drugs, chemical drugs and biological drugs. Among them, the registration applications of chemical drugs shall be categorized by innovative chemical drugs, modified new chemical drugs, generic chemical drugs, etc.

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

As a support policy and implementing rule of the Provisions for Drug Registration (2020 Revision), the NMPA issued the Chemical Drug Registration Classification and Application Data Requirements in June 2020, effective in July 2020, which reaffirmed the principles of the classification of chemical drugs set forth by the Work Plan for Reforming the Chemical Medicines Registration Classification System, and made minor adjustments to the subclassifications of Category 5. According to such regulation, Category 5.1 are innovative chemical drugs and improved new chemical drugs while Category 5.2 are generic chemical drugs, all of which shall have been already marketed abroad but not yet approved in China.

According to the Special Examination and Approval Provisions for New Drugs, the CFDA conducts special examination and approval for new drugs registration application when:

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

The Special Examination and Approval Provisions for New Drugs provide that the applicant may file for special examination and approval at the stage of Clinical Trial Application if the drug candidate falls within items (1) or (2), and for drug candidates that fall within items (3) or (4), the application for special examination and approval must be made when filing for production.

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

Also, in February 2016, the CFDA published the Opinions on Implementing a Prioritized Review System to Avoid Drug Review Backlogs, which introduces a prioritized review and approval pathway to clinical trial applications and registration applications of certain drugs as part of CFDA’s ongoing reform of its current drug review and approval system.

The CFDA issued the Procedures for Priority Examination and Approval of Medical Devices (Procedures) on October 25, 2016, which came into effect on January 1, 2017. The Procedures, composed of seventeen articles, specify that the priority in examination and approval shall be given, in relation to the applications of registering Class-III domestic, or Class-II and Class-III imported medical devices, when those applications fall within such categories as diagnosis or treatment of rare disease or malignant tumor with significant clinical advantage. According to the Procedures, the medical device technical evaluation center of the CFDA will tentatively decide on the applicants applying for their project given priority examination and approval, names of their products and the reception numbers and disclose such information on its website for a period of no less than five working days. The Procedures provide that for projects given priority in examination and approval, the medical device technical evaluation center shall communicate with applicants in an active way, as required by applicable provisions, in the course of evaluating relevant technologies and may arrange for special talks when necessary; food and drug administrative departments at provincial levels shall take the review of the registered quality management system of medical devices as priority and the CFDA will prioritize their administrative examination and approval.

In December 2017, the CFDA innovations promulgated the Opinions on Encouraging the Prioritized Evaluation and Approval for Drug, which abolished the Opinions on Implementing a Prioritized Review System to Avoid Drug Review Backlogs. The CFDA would prioritize the examination and approval on applications of new drugs in particular cases, including (1) applications of new drugs with significant clinical value satisfying particular conditions; (2) applications of new drugs with significant clinical advantages preventing or treating particular diseases and (3) other particular conditions.

According to the Announcement on Optimizing the Evaluation and Approval of Drug Registration promulgated by the NMPA and the NHC in May 2018, the Chinese government seeks to further simplify and accelerated the clinical trial approval process.

The Provisions for Drug Registration (2020 Revision) has incorporated the previous reform in respect of the accelerated approval for clinical trial and drug marketing registration and introduces four procedures for expedited marketing registration of drugs, which are procedures for groundbreaking therapeutic drugs, procedures for conditional approval, procedures for prioritized reviews and approval, and procedures for special examination and approval:

•
Procedures for ground-breaking therapeutic drugs: during the drug clinical trials, for an innovative drug or improved new drug used for prevention and treatment of life-threatening illnesses or illnesses which have a serious impact on quality of life and for which there is no other effective prevention and treatment method or there is adequate evidence to prove that the said innovative drug or modified new drug has obvious clinical advantages over existing treatment approach, the applicant may request for application of procedures for ground-breaking therapeutic drugs.
•
Procedures for conditional approval: during the drug clinical trials, for drugs which fall under the following circumstances, an application for conditional approval of marketing registration may be submitted (i) for drugs for treatment of life threatening illnesses for which there is no effective treatment approach, the clinical trial of drugs already has data to prove efficacy and is able to forecast the clinical value; (ii) for drugs urgently needed for public health, the clinical trial of drugs already has data to prove efficacy and is able to forecast the clinical value; and (iii) for other vaccines urgently needed for major public health emergencies or deemed by the NHC to be urgently needed, its benefits outweigh the risks according to the evaluation.
•
Procedures for prioritized reviews and approval: at the time of the drug marketing registration, drugs have obvious clinical value may apply for application of procedures for prioritized review and approval, including (i) clinically and urgently needed but insufficient drug, innovative drugs and modified new drugs for prevention and treatment of major contagious diseases and rare diseases; (ii) new pharmaceutical product types, dosage form and specifications of pediatric drugs which comply with pediatric physiological characteristics; (iii) vaccines and innovative vaccines urgently needed for prevention and control of diseases; (iv) drug included in the procedures for ground-breaking therapeutic drug; (v) drug which comply with conditional approval criteria; and (vi) other circumstances of prioritized review stipulated by the NMPA.
•
Procedures for special examination and approval: at the time of a threat or occurrence of public health emergency, the NMPA may, in accordance with law, decide to implement special examination and approval for urgently needed drug required for the prevention and treatment during the public health emergency. Drug included in the special examination and approval procedures may, based on special needs of disease prevention and control, be restricted for use within a certain period and scope.

On July 7, 2020, the NMPA promulgated the Announcement on Promulgating Three Documents Including the Working Procedures for the Evaluation of Breakthrough Therapy Designation Drugs (for Trial Implementation) and Priority Review and Approval Procedures for Drug Marketing Authorizations (for Trial Implementation), which abolished the Opinions on Encouraging the Prioritized Evaluation and Approval for Drug. According to the Working Procedures for the Evaluation of Breakthrough Therapy Designation Drugs (for Trial Implementation), sponsors of innovative drug candidates which exhibit clinical benefits for the treatment of life-threatening or other serious conditions for which there is no existing effective prevention and treatment method, or compared with existing treatment methods that have sufficient evidence to show that they have obvious clinical advantages, can apply for breakthrough therapeutic drug programs during Phase I and II clinical trials for such drug candidates. According to the Priority Review and Approval Procedures for Drug Marketing Authorizations (for Trial Implementation), an applicant for drug marketing authorization may apply for priority review and approval procedures for the following drugs with obvious clinical value: (I) drugs in urgent clinical demand and in shortage, innovative drugs and modified new drugs for prevention and treatment of serious infectious diseases, rare diseases and other diseases; (II) new varieties, dosage forms and specifications of children’s drugs that conform to children’s physiological characteristics; (III) vaccines and innovative vaccines that are in urgent need for disease prevention and control; (IV) drugs that have been included in the procedures for breakthrough therapy designation; (V) drugs that are subject to conditional approval; and (VI) other circumstances under which priority review and approval shall be provided for by the NMPA.

On November 15, 2021, the CDE of the NMPA issued the Guiding Principles for Clinical Research and Development of Oncology Drugs Oriented by Clinical Value, which emphasized the clinical value-oriented and patient-centered concept during the whole research and development process of oncology drugs.

PRC Enterprise Income Tax Law and Its Implementation

According to the new PRC Enterprise Income Tax Law (the “EIT Law”), effective from January 1, 2008, and amended on February 24, 2017 and December 29, 2018, a uniform income tax rate of 25% is applied equally to domestic enterprises as well as foreign investment enterprises and permit certain High and New Technologies Enterprises (“HNTEs”) to enjoy preferential enterprise income tax rates subject to these HNTEs meeting certain qualification criteria.

The EIT Law and its implementation rules provide that a withholding tax at the rate of 10% is applicable to dividends and other distributions payable by a PRC resident enterprise to investors who are “non-resident enterprises” (that do not have an establishment or place of business in China, or that have such establishment or place of business but the relevant dividend or other distribution is not effectively connected with the establishment or place of business). However, pursuant to the Arrangement between the Mainland and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income effective on December 8, 2006, the withholding tax rate for dividends paid by a Chinese resident enterprise is 5% if the Hong Kong enterprise owns at least 25% of the capital of the Chinese enterprise; otherwise, the dividend withholding tax rate is 10%. According to the Notice of the State Taxation Administration of the PRC (the “STA”) on Issues relating to the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009 and effective on the same day, the corporate recipient of dividends distributed by Chinese enterprises must satisfy the direct ownership thresholds at all times during the twelve consecutive months preceding the receipt of the dividends. The STA promulgated the Notice on Certain Issues of the “Beneficial Owner” in Tax Treaties on February 2, 2018. Pursuant to these regulations and the Administrative Measures for Treaty Treatment for Non-Resident Taxpayers promulgated by the STA in October 2019 and effective from January 1, 2020, non-resident enterprises are required to file information sheets to the competent tax authorities in order to enjoy the favorable treatments under the treaties. However, the relevant tax authorities may check and verify at their discretion, and if a company is deemed to be a pass-through entity rather than a qualified owner of benefits, it cannot enjoy the favorable tax treatments provided in the tax arrangement. In addition, if transactions or arrangements are deemed by the relevant tax authorities to be entered into mainly for the purpose of enjoying favorable tax treatments under the tax arrangement, such favorable tax treatments may be subject to adjustment by the relevant tax authorities in the future.

Pursuant to the Announcement on Continuation of Enterprise Income Tax Policies for Extensive Development in the Western Region issued by the Ministry of Finance (the “MOF”), the STA and the National Development and Reform Commission (the “NDRC”) and effective from January 1, 2021, which partially replaced the Notice on the Relevant Tax Policies for the Implementation of the Strategy of Extensive Development of the Western Regions, under which from January 1, 2021 to December 31, 2030, a reduced enterprise income tax rate of 15% is applicable to the enterprises set up in the western regions as designated by the relevant PRC regulations with their main business in the encouraged industries. The encouraged industries are those listed in the Catalog of Encouraged Industries in the Western Regions as promulgated by NDRC. To qualify for the reduced tax rate, an enterprise must derive 60% or more of its revenue from the business listed in the Catalog of Encouraged Industries in the Western Regions.

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

In November 2011, the MOF and the STA promulgated the Pilot Plan for Imposition of Value-Added Tax to Replace Business Tax (“Pilot Plan”). Since January 2012, the STA has been implementing the Pilot Plan, which imposes value-added tax (“VAT”) in lieu of business tax for certain industries in Shanghai. The Pilot Plan was expanded to other regions, including Beijing, in September

2012 and was further expanded nationwide beginning August 1, 2013. VAT is applicable at a rate of 6% in lieu of business taxes for certain services, and 17% for the sale of goods and provision of tangible property lease services. VAT payable on goods sold or taxable services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the input VAT for the period. In March 2016, the MOF and STA jointly issued the Notice on Adjustment of Transfer Business Tax to Value Added Tax effective from May 2016, according to which PRC tax authorities have started imposing VAT on revenues from various service sectors, including real estate, construction, financial services and insurance as well as other lifestyle service sectors, replacing the business tax.

On November 19, 2017, the Temporary Regulations on Business Tax was abolished and the Interim Regulations of the People’s Republic of China on Value Added Tax was revised by the State Council. According to the revised Interim Regulations of the People’s Republic of China on Value Added Tax, selling goods, providing labor services of processing, repairs or maintenance, or selling services, intangible assets or real property in the PRC, or importing goods to the PRC, shall be subject to value added tax. According to a notice jointly issued by MOF and STA in April 2018, starting from May 1, 2018, the VAT rate will be lowered from 17% to 16% for manufacturing and certain other industries, and from 11% to 10% for transportation, construction, real estate leasing service, sale of real estate, basic telecommunication services and farm produce. According to a notice jointly issued by MOF, STA and the General Administration of Customs in March 2019, from April 1, 2019, the value-added tax rate of 16% will be further lowered to 13% and the value-added tax rate of 10% will be further lowered to 9%.

Regulations Relating to Environmental Protection

China has adopted extensive environmental laws and regulations with national and local standards for emissions control, discharge of wastewater and storage and transportation, treatment and disposal of waste materials. At the national level, the relevant environmental protection laws and regulations include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Air Pollution, the PRC Law on the Prevention and Control of Water Pollution, the PRC Law on the Promotion of Clean Production, the PRC Law on the Prevention and Control of Noise Pollution, the PRC Law on the Prevention and Control of Solid Waste Pollution, the PRC Recycling Economy Promotion Law, the PRC Law on Environmental Impact Assessment, the Environmental Protection Tax Law and its implementation rules, and Regulations on the Administration of Pollutant Discharge Permits. In recent years, the PRC Government has introduced a series of new policies designed to generally promote the protection of the environment. For instance, on November 10, 2016, the General Office of the State Council has released the Implementing Plan for the Permit System for Controlling the Discharge of Pollutants (Plan). The Plan proposes the need of instituting a system for enterprises and public institutions to control their respective total amount of pollutants discharged, which shall be connected with the environmental impact assessment system organically. The Plan also stipulates that it is necessary to regulate the orderly issuance of pollutant discharge permits, to make a name list to manage the permission of pollutant discharge, to promote the administration of such permission system per industry and to impose severer administration and control over enterprises and public institutions located at such places where environment quality fails to reach relevant standards. Furthermore, the Plan requires that a national pollutant discharge permit management information platform shall be established by 2017 to strengthen the information disclosure and social supervision.

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

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment (“SAFE Circular 59”), which has been partially repealed and revised. SAFE Circular 59 substantially amends and simplifies the foreign exchange procedure. Pursuant to SAFE Circular 59, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in China, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not previously possible. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by the SAFE or its local branches over direct investment by foreign investors in China will be conducted by way of registration, and banks must process foreign exchange business relating to the direct investment in China based on the registration information provided by SAFE and its branches.

Under the Circular of the SAFE on Further Improving and Adjusting the Policies for Foreign Exchange Administration under Capital Accounts promulgated on January 10, 2014 and effective from February 10, 2014, administration over the outflow of the profits by domestic institutions has been further simplified. In principle, a bank is no longer required to examine transaction documents when handling the outflow of profits of no more than the equivalent of $50,000 by a domestic institution. When handling the outflow of profits exceeding the equivalent of $50,000, the bank, in principle, is no longer required to examine the financial audit report and capital verification report of the domestic institution, provided that it must examine, according to the principle of transaction authenticity, the profit distribution resolution of the board of directors (or the profit distribution resolution of the partners) relating to this profit outflow and the original copy of its tax record-filing form. After each profit outflow, the bank must affix its seal to and endorsements on the original copy of the relevant tax record-filing form to indicate the actual amount of the profit outflow and the date of the outflow.

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

On October 23, 2019, SAFE issued Circular of the SAFE on Further Promoting the Facilitation of Cross-border Trade and Investment, or the Circular 28, which took effect on the same day. Circular 28 allows non-investment foreign-invested enterprises to use their capital funds to make equity investments in China, with genuine investment projects and in compliance with effective foreign investment restrictions and other applicable laws.

Our PRC subsidiaries’ distributions to the offshore parent and carrying out cross-border foreign exchange activities shall comply with the various SAFE registration requirements described above.

Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the People’s Bank of China on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which Chinese citizens participate require approval from SAFE or its authorized branch. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, commonly known as SAFE Circular 7, or Share Option Rules, issued by the SAFE on February 15, 2012, Chinese residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (1) register with the SAFE or its local branches; (2) retain a qualified Chinese agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants and (3) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

In addition, the STA has issued certain circulars concerning employee share options or restricted shares, including the Circular of the STA on Issues Concerning Individual Income Tax in Relation to Share Options, promulgated in August 2009. Under these circulars, the employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. The PRC subsidiaries of such overseas listed companies have obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If the employees fail to pay or the PRC subsidiaries fail to withhold their income taxes in accordance with relevant laws and regulations, the PRC subsidiaries may face fines or sanctions imposed by tax authorities or other PRC government authorities.

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

Human Capital

As of December 31, 2021, we had 652 full-time employees and 14 part-time employees. Of these, 242 are engaged in full-time research and development and laboratory operations, 268 are engaged in manufacturing activities and 142 are engaged in full-time selling, general and administrative functions.

As of December 31, 2021, 55% of our personnel were located in the U.S., 37% were located in Asia, 7% were located in Latin America, and 1% in Europe. We have also engaged and may continue to engage independent consultants and contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any employment related work stoppages, and we consider our relations with our employees to be good.

Supporting our people is a fundamental value for Athenex. We believe the Company’s success depends on its ability to attract, develop and retain key personnel. We monitor our compensation and total reward programs closely and provide a competitive mix of compensation and benefits for all employees. This includes competitive salaries, bonus opportunities for approximately one-third of our employees, and long-term incentives in the form of stock options and other equity awards for nearly one-half of our employees. Benefits include opportunities for 401(k) matches, insurance covering health, dental and life, and HSA contributions.

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

Financial Information

We manage our operations and allocate resources in line with our three distinct reportable segments. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2021, 2020, and 2019 and our total assets as of December 31, 2021 and 2020, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

Corporate Information

We were originally formed under the laws of the state of Delaware in November 2003 under the name Kinex Pharmaceuticals, LLC. In December 2012, we converted from a limited liability company to a Delaware corporation, Kinex Pharmaceuticals, Inc. In August 2015, we changed our name to Athenex, Inc. Our principal executive offices are located at 1001 Main Street, Suite 600, Buffalo, New York 14203, and our telephone number is (716) 427-2950. Our website address is www.athenex.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our filings with the SEC are available on the SEC’s website at www.sec.gov. You may also access our press releases, financial information and reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those Forms) on our website under the “Investor Relations” tab. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.

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

Risks Related to the COVID-19 Pandemic and Macroeconomic Factors

The COVID-19 pandemic and other macroeconomic factors could continue to adversely impact our business, including our commercial operations, clinical development activities and clinical trials.

As a result of the COVID-19 pandemic, we experienced supply chain disruptions and, in line with the industry overall, slowed enrollment or suspensions of ongoing clinical trials for our earlier stage product candidates as healthcare resources are diverted to address the COVID-19 pandemic and the emergence and spread of COVID-19 variants. The surge of COVID-19 cases in India during the first half of 2021, a country where we source supplies and maintain partnerships that are key to our specialty drug business, including API, presented business and supply chain disruption risks for us. For example, we were unable to receive inventory from our partners in India for a certain period of time. We could face similar risks in other regions, or a resurgence in India, to the extent the virus is not able to be contained or there is widespread sickness and disruption of operations.

The future extent of the impact of the COVID-19 pandemic on our business and operations will depend on a number of factors, including (i) the ultimate spread and continued severity of the outbreaks in the U.S. and globally, including additional waves of outbreak as containment measures are lifted, (ii) the long-term scope, duration and impact of containment measures on individuals and businesses, and (iii) the timing to market and relative availability of testing, vaccination and treatment options for COVID-19. If the pandemic worsens, we experience additional waves of outbreak on a local, national or global scale, or the war in Ukraine causes a significant macroeconomic downturn, we may experience a multitude of additional disruptions that could severely impact our business, operations, clinical development activities and planned clinical trials, including without limitation, the following:

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
•
complete or partial shutdowns of the buildout efforts at our New API Facility or production slowdowns or stoppages at the New API Facility;
•
disruptions, including data breaches and data loss, due to the increased cybersecurity vulnerabilities caused by remote work and a distributed workforce on the one hand, and potential cyberattacks from state actors on the other hand;
•
government regulations that may be imposed in response to the COVID-19 pandemic and the war in Ukraine may restrict the movement of our global supply chain and divert hospital resources that are necessary to administer our future product candidates or delay the review of future product candidates; and
•
interruption or delays in our and our partners' ability to meet expected clinical development deadlines or to comply with contractual commitments with respect to the same, including timelines around preclinical studies and planned clinical trials which could in turn delay overall developmental and commercialization timelines.

If our partners experience significant or extended disruptions to their business due to COVID-19 and other macroeconomic factors, including the war in Ukraine, it could result in substantial supply shortages and harm our generics or specialty drug business, as well as our overall financial condition and results of operations. Each of these disruptions as well as others arising from the COVID-19 pandemic and other macroeconomic factors could adversely impact our ability to conduct clinical development activities, planned clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

The economic disruption from the COVID-19 pandemic and the war in Ukraine may result in material adverse consequences for general economic, financial and business conditions, and could result in increased credit and counterparty risks.

Through our normal business activities, we are subject to significant credit and counterparty risks that arise in the ordinary course of business. These risks have been heightened due to the COVID-19 pandemic and resulting economic turbulence, giving rise to substantial macroeconomic uncertainty. Furthermore, following the Russian invasion of Ukraine, macroeconomic uncertainty has increased. In the event of a sustained economic downturn, our customers, lenders, licensing partners, service providers, and other counterparties may be unable to fully fulfil their respective obligations to us in a timely manner, or at all. In addition, governments that we have partnered with and received grants from in connection with the construction of certain production facilities may be unable to timely fulfil their obligations under such agreements due to the impact of these macroeconomic forces on their financial conditions.

In particular, we are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates. Unfavorable macroeconomic conditions caused by COVID-19 or the war in Ukraine may lead our business partners to delay or curtail planned expenditures under our licensing arrangements, which could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

As a result of COVID-19, we have experienced difficulties in collecting certain license agreement receivables. For instance, we have experienced significant delays in the receipt of payments due from Xiangxue and recorded a provision for credit loss of $8.9 million for the outstanding balance due under a license agreement and related currency conversion during the year ended December 31, 2020. In November 2021, we regained the exclusive rights to develop and commercialize Oral Paclitaxel, Oral Irinotecan, and tirbanibulin ointment for Hong Kong and Macau for $1.5 million, but the $8.5 million balance remains outstanding. We may be unable to collect the outstanding balance from this license partner. If any of these difficulties persist for one or more of our partnerships, we may need to declare a default and terminate a license arrangement, which could delay or impair our ability to develop and commercialize the product candidates in the territories covered by the license agreement. In addition, we may seek replacement partnerships to develop and commercialize these product candidates in the territories covered by the terminated arrangement, the negotiation and entry into which may be costly, impact our development timelines, and otherwise be on terms less favorable compared to existing contractual terms. This could in turn have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future, and as a result, our management has identified and our auditors agreed that there is a substantial doubt about our ability to continue as a going concern.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront costs and expenses and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. Since our formation, we have relied on a combination of public and private securities offerings, public-private partnerships, the issuance of convertible notes and public grants to fund our operations. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. We have not generated substantial revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we incurred losses in 2021, 2020 and 2019. For the years ended December 31, 2021, 2020 and 2019, we reported net losses of $202.0 million, $148.4 million and $125.5 million, respectively, and had an accumulated deficit of $913.4 million as of December 31, 2021. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our drug candidates. Due to our receipt of the CRL for Oral Paclitaxel, which was our lead product candidate, and following two Type A meetings with the FDA, we determined to no longer pursue regulatory approval for Oral Paclitaxel monotherapy for the treatment of mBC in the U.S. Given that our other drug development programs were not as advanced as Oral Paclitaxel for mBC, we expect to incur losses for longer than initially anticipated. Typically, it takes many years to develop a new drug before it is available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, our ability to generate revenue and the timing and amount of milestones, payments due pursuant to our financing arrangements, and other required payments to third parties in connection with our potential future arrangements with third parties. If any of our drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

Our strategic pivot to focus on our cell therapy platform and our plan to dispose of non-core assets may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could make it more difficult to retain qualified personnel and may significantly disrupt our operations, each of which could have a material adverse effect on our business.

We are undertaking a strategic pivot from our focus on the Orascovery platform to our cell therapy platform. As part of this pivot, we are planning to divest non-core assets to raise capital and extend our cash runway. There can be no assurance that our divestiture of these assets will be successful, or that the sale of any non-core assets will raise sufficient funds for us to continue our business. We may not realize in full the anticipated benefits, savings and improvements in our strategic pivot efforts due to unforeseen difficulties, delays, disruptions or unexpected costs. Even if we are able to sell non-core assets, the disposal may not result in the savings we anticipate. The costs of disposing of the assets may exceed the cost savings we generate.

The process of disposing of non-core assets may be disruptive to our daily operating activities and our execution of short- and long-term strategies. Any cost-saving measures we implement, including any workforce reduction, may distract remaining employees from our business, cause unplanned employee attrition, reduce employee morale and productivity, disrupt our disclosure controls and procedures and internal control over financial reporting, yield other unanticipated consequences and damage our reputation.

There can be no assurance that our focus on our cell therapy platform will be successful, result in the advancement of a proprietary drug product, or yield any revenue in the future. The drug development process is expensive, can take many years to complete, and its outcome is inherently uncertain. We may suffer significant additional setbacks in focusing on our cell therapy platform and may never become profitable. Any of these factors could have a material adverse effect on our business.

Our financial results are subject to volatility related to our revenue and expenses, and despite beginning to generate revenue from product sales, we have not yet been profitable and may never become profitable.

Our financial results are subject to volatility based on a number of factors, including the timing of milestone licensing fees that we receive or are required to pay, the amount and timing of our debt repayment obligations, the change in product types sold by APD and APS and whether those products are in high demand, our ability to predict the products in high demand in the market, competition in the market for generic drugs. As we currently only have commercialized our API products and recently commercialized Klisyri, our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of, and obtain the necessary regulatory approvals for, our proprietary drug candidates, and specialty products, such as medical testing kits. Our product sales of API totaled $4.0 million, $3.6 million and $12.7 million in the years ended December 31, 2021, 2020 and 2019, respectively. Our specialty products sales totaled $67.0 million, $89.6 million, and $50.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Our revenue and gross margins are also subject to fluctuation due to changes in product mix and the expenses we incur to continue our research and development and commercialization efforts.

We expect to continue to incur substantial losses through the projected development and commercialization of our drug candidates. Other than Klisyri, none of our proprietary drug candidates have been approved for marketing in the U.S., China or any other jurisdiction, and they may never receive such approval. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our proprietary drug candidates, obtain necessary regulatory approvals, and have our proprietary drugs manufactured and successfully marketed.

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

We will need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our drug candidates or continue to operate our business.

To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, public-private partnerships, the issuance of convertible notes and public grants, and as of the date of this report, we project insufficient liquidity to fund our operations through the next twelve months. Our drug candidates will require the completion of clinical studies and regulatory review, substantial investment before they can provide us with any product sales revenue. Our operations have consumed substantial amounts of cash since inception. The net cash used for our operating activities from continuing operations was $138.3 million, $127.8 million, and $97.0 million for the years ended December 31, 2021, 2020, and 2019 respectively. We expect to continue to spend substantial amounts on advancing the clinical development of our proprietary drug candidates. Moreover, our research and development expenses and other contractual commitments are substantial and may increase in the future. In addition, we may require additional financial resources and personnel to build out operations at the New API Facility.

We have also incurred debt service obligations under a senior secured loan agreement and related security agreements (the “Senior Credit Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) and have minimum payment obligations to Oaktree under the Senior Credit Agreement, which could make it more difficult for us to fund our operations. Under the Senior Credit Agreement, we are required to make quarterly interest-only payments until June 19, 2022, after which we are required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Beginning on September 17, 2020, we were required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date or the commitment termination date. Furthermore, under an amended to the Senior Credit Agreement we entered into in January 2022 (the “January Credit Agreement Amendment”), we paid Oaktree 62.5% of the proceeds of the sale of the Dunkirk Facility, or $25 million, as a mandatory prepayment of loans under the Senior Credit Agreement, along with accrued and unpaid interest and certain fees and expenses. Under the January Credit Agreement Amendment, we are obligated to make an additional mandatory prepayment of $12.5 million in principal plus costs and fees by June 14, 2022.

If we are unable to make these payments as they come due, we would trigger an event of default under the Senior Credit Agreement. If an event of default were to occur, Oaktree will have the right to accelerate all amounts outstanding under the Senior Credit Agreement, in addition to other remedies available to it as a secured creditor of ours. If we are unable to raise additional capital or monetize assets, we may breach financial covenants under the Senior Credit Agreement. The credit facility carried an outstanding balance of $150.0 million as of December 31, 2021. If we are unable to raise additional capital, we would not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt in the event of default. We do not expect to have further access to additional capital under the Senior Credit Facility. We could spend our available financial resources much faster than expected and may need to raise additional funds sooner than anticipated. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our inability to obtain additional funding when needed could seriously harm our business or make it impossible for us to continue to operate our business.

We may not be able to refinance, extend, or repay our substantial indebtedness owed to our senior secured lender, which would have a material adverse effect on our financial condition.

We anticipate that we will need to raise a significant amount of debt or equity capital in the future in order to repay our outstanding debt obligations owed to under the Senior Credit Agreement when a mandatory prepayment is due in June 2022, when the remaining amounts due under the Senior Credit Agreement mature on July 3, 2023, and to continue to fund our operations. We are obligated to make a mandatory prepayment of $12.5 million in principal plus costs and fees by June 14, 2022. In addition, we are required to make quarterly interest-only payments until June 19, 2022, after which we are required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. If we are unable to raise sufficient capital to repay these obligations and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. If we are unable to raise additional capital or monetize assets, we may breach financial covenants under the Senior Credit Agreement. The credit facility carried an outstanding balance of $150.0 million as of December 31, 2021. If we are unable to raise additional capital or monetize assets, we would not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt in the event of default. Upon a default on the senior debt, our senior secured lender would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if our senior secured lender exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

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

The Senior Credit Agreement requires that we maintain a minimum liquidity amount in cash or permitted cash equivalent investments of $20.0 million. Our obligations under the Senior Credit Agreement are guaranteed by certain of our existing domestic subsidiaries and subsequently acquired or organized subsidiaries subject to certain exceptions. Our obligations under the Senior Credit Agreement and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a pledge of all of the equity interests of our direct subsidiaries, and (ii) a perfected security interest in all of our tangible and intangible assets.

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

A breach of any of these covenants, subject to certain cure rights of the Company, could result in a default under the agreements governing our debt. Further, additional indebtedness that we incur in the future may subject us to further covenants. If a default under any such debt agreement is not cured or waived, the default could result in the acceleration of debt, which could require us to repay debt prior to the date it is otherwise due and that could adversely affect our financial condition. If we default under the Senior Credit Agreement, the lenders may seek repayment through our subsidiary guarantors or by executing on the security interest granted pursuant to the Senior Credit Agreement and related security agreements. If we are unable to raise additional capital or monetize assets, we may breach financial covenants under the Senior Credit Agreement. The credit facility carried an outstanding balance of $150.0 million as of December 31, 2021. If we are unable to raise additional capital or monetize assets, we would not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt in the event of default.

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

An impairment of goodwill and long-lived assets have had and other impairment in the future could have a material adverse effect on our results of operations.

Our acquisitions of APS, Polymed, CDE and Kuur resulted in the recording of goodwill and other intangible assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value-based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions, among other factors. The recoverability of goodwill is evaluated at least annually or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. As a result of the significant decrease in our market capitalization and in accordance with our policy to perform a goodwill impairment test during the fourth quarter, we performed a goodwill impairment test for our reporting units, updating with information regarding conditions that existed as of December 31, 2021. We compared the fair value of our Global Supply Chain Platform and Oncology Innovation Platform reporting units to carrying value. Based on the results from the test on December 31, 2021, the carrying value of the Global Supply Chain Platform and Oncology Innovation Platform reporting units exceeded their fair value, and therefore, goodwill was determined to be fully impaired. Accordingly, the Company recorded goodwill impairment of $67.7 million during the year ended December 31, 2021 (see Part II, Item 8. Note 8—Intangible Assets, Net). We may never be able to recover the value of our investment in these acquisitions. A lack of sustained recovery or further deterioration in market conditions related to the general economy and the industries in which we operate, a sustained trend of weaker than anticipated financial performance, further decline in our share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

In addition, we review the recoverability of our long-lived assets, excluding goodwill, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. On December 31, 2021, we reviewed the recoverability of the carrying value of the Polymed technology and customer list and the intangible assets related to the Taihao API facility and determined that their carrying value was greater than their fair value. We accordingly wrote off their corresponding values of $1.7 million and less than $0.1 million, respectively, as impaired.

We cannot accurately predict the amount and timing of any future impairment of assets, and, going forward, we may be required to take additional charges relating to certain of our reporting units. Any such charges would have an adverse effect on our financial results.

We are a party to ongoing legal proceedings and, while we cannot predict the outcome of those proceedings and other contingencies with certainty, if we settle these claims or the proceedings are not decided in our favor, our business and financial condition could be materially adversely affected.

We have been, and may in the future be, subject to various legal and regulatory proceedings, including class action litigation. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that we will prevail in any proceeding or litigation. Legal and regulatory matters of any degree of significance could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our financial condition and operating results.

As disclosed in Part I, Item 3, “Legal Proceedings,” following our receipt of the CRL in February 2021 and the subsequent decline of the market price of our common stock, two purported class action lawsuits were filed against the Company and certain members of its management team, along with a related shareholder derivative lawsuit. If we settle these claims or the litigation is not resolved in our favor, we may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our existing insurance policies. We can provide no assurances that our insurer will insure the legal costs, settlements or judgements we incur in excess of our deductible. If we are not successful in defending ourselves from these claims, or if our insurer does not insure us against legal costs we incur in excess of our deductible, the result may materially adversely affect our business, results of operations and financial condition. Defending against these and any future lawsuits and legal proceedings, regardless of their merit, may involve significant expense, be disruptive to our business operations and divert our management's attention and resources. Negative publicity surrounding these legal proceedings may also harm our reputation, our stock price, and adversely impact our business and financial condition.

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

As of March 1, 2022, we had a total of 7 planned or ongoing clinical trials for our drug candidates. We have one FDA approved drug product, Klisyri, and have completed two Phase 3 clinical trials for tirbanibulin ointment 1% for AK, and one Phase 3 clinical trial for Oral Paclitaxel for the treatment of patients with mBC. However, after careful consideration we determined to not pursue regulatory approval for Oral Paclitaxel monotherapy for the treatment of mBC in the U.S. Our business and the ability to generate revenue related to product sales from our proprietary drug candidates will depend on the successful development, regulatory approval and commercialization for the treatment of patients with our drug candidates, which are still in development, and other drugs we may develop. Clinical development is a lengthy and expensive process with an uncertain outcome. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. In the case of any trials we conduct, results have in the past, and may in the future, fail to meet the desired safety and efficacy endpoints, or differ from earlier trials due to the larger number of clinical trial sites and additional countries and populations involved in such trials. We have invested a significant portion of our efforts and financial resources in the development of our existing drug candidates. The success of our proprietary drug candidates will depend on several factors, including:

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
•
competition with other drug candidates and drugs; and
•
continued acceptable safety profile for our drug candidates following regulatory approval, if received.

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

Because most of our clinical candidates are in the development stage and have not yet received regulatory approval, we may never be able to generate sufficient revenues and cash flows to continue our operations.

We may not be successful in our efforts to identify or discover additional drug candidates. Due to our limited resources and access to capital, we must and have in the past decided to prioritize development of certain product candidates; these decisions may prove to have been wrong and may adversely affect our business.

Historically, we have focused our drug discovery efforts on developing our cancer platform, particularly our Orascovery and Src Kinase inhibition product candidates. However, following the receipt of the CRL for Oral Paclitaxel, which was our lead product candidate, and following two Type A meetings with the FDA, we determined to no longer pursue regulatory approval for Oral Paclitaxel monotherapy for the treatment of mBC in the U.S., and have determined to redeploy our resources to other ongoing studies of Oral Paclitaxel and our Cell Therapy platform. If our platform fails to identify potential drug candidates, our business could be materially harmed. Additionally, our management, at the direction of our board of directors, has discretion in prioritizing which product candidates to develop.

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
•
potential drug candidates may, after further study, be shown to lack efficacy, have harmful adverse effects, pose a safety risk to patients as compared to existing drugs, or other characteristics that indicate they are unlikely to be effective drugs; or
•
it may take greater human and financial resources to identify additional therapeutic opportunities for our drug candidates or to develop suitable potential drug candidates through internal research programs than we possess, thereby limiting our ability to diversify and expand our drug portfolio.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We and our research partners have from time to time and may in the future experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

•
the prioritization of the treatment of COVID-19 patients;
•
patients declining to enroll in trials because of the COVID-19 pandemic;
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

Some of our drug candidates, particularly those developed through our Cell Therapy platform, represent a departure from more commonly used methods for cancer treatment, and therefore represent a novel approach that carries inherent development risks. Although there is some previous clinical experience with nonengineered NKT cells, given that this is a novel approach, it is possible that we may encounter unexpected clinical trial results, which may delay our development programs. In addition, our Orascovery platform intends to facilitate the delivery of chemotherapy agents orally, as opposed to IV, while our Src Kinase inhibitor candidates operate by a new mechanism of action. Because of this, unexpected safety and tolerability concerns may arise during the development process. The need to further develop or modify in any way the protocols related to our drug candidates to demonstrate safety or efficacy may delay the clinical program, regulatory approval or commercialization, if approved.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, NMPA or other regulatory authorities, as indicated by the FDA in its CRL with respect to our NDA for Oral Paclitaxel, that indicated a need for an additional study to examine safety and dosing. Further, once a product candidate receives marketing approval and we or others identify undesirable side effects caused by the product after the approval, or if drug abuse is determined to be a significant problem with an approved product, a number of potentially significant negative consequences could result, including:

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

If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, NMPA or other regulatory authorities, as the FDA indicated in its CRL with respect to our NDA for Oral Paclitaxel, or do not otherwise produce positive results, we will incur costs and experience delays in completing, and may ultimately be unable to complete, the development and commercialization of our drug candidates.

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
•
the possibility that the costs of building and maintaining the New API Facility exceed the revenue we are able to generate from manufacturing API at the facility;
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

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. If our need for API increases, or demand for our products increase, we will have to invest additional resources to purchase components, hire and train employees and enhance our manufacturing processes and may have to use alternate suppliers of API to meet our needs. If we fail to increase our production capacity efficiently, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. Any of these factors may affect our ability to manufacture our product and could reduce our revenues and profitability.

Risks Related to Development, Regulatory Approval and Commercialization

The regulatory approval processes of the FDA, NMPA and other regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA, NMPA and other regulatory authorities in jurisdictions where we seek such approval is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. We cannot provide any assurances with respect to the timing for any regulatory approval or if our studies will be considered to be sufficient by regulators, as we experienced with our NDA for Oral Paclitaxel. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. It is possible that none of our other existing drug candidates or any drug candidates we may discover, in-license or acquire and seek to develop in the future will ever obtain regulatory approval.

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
•
the insufficiency of data collected from clinical trials of our drug candidates to support the submission and filing of an NDA or other submission or to obtain regulatory approval;
•
the FDA, NMPA or another regulatory authority’s finding of deficiencies related to the product, manufacturing processes or facilities of ours or of third-party manufacturers with whom we contract for clinical and commercial supplies; and
•
changes in approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA, NMPA or a regulatory authority in another jurisdiction may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval in those territories and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that is not desirable for the successful commercialization of that drug candidate. In addition, if our drug candidate produces undesirable side effects or safety issues, the FDA may require additional clinical or preclinical studies or the establishment of REMS, or the NMPA or a regulatory authority may require the establishment of a similar strategy, that may, for instance, significantly restrict distribution of our drug candidates and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects of our drug candidates.

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

We may be unable to complete development of our drug candidates on schedule, if at all. The completion of the studies for our drug candidates will require funding beyond our current resources. In addition, if regulatory authorities require additional time or studies to assess the safety or efficacy of our drug candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our drug candidates. Preclinical studies and clinical trials required to demonstrate the safety and efficacy of our drug candidates are time consuming and expensive and together take several years or more to complete. For example, one of our product candidates, Oral Paclitaxel, for which we received a CRL in February 2021, has been in development since 2011. Delays in clinical trials, regulatory approvals or rejections of applications for regulatory approval in the U.S., United Kingdom, Taiwan, New Zealand, China, Latin America, or other jurisdictions may result from many factors, including:

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

According to the Special Examination and Approval Provisions for New Drugs issued by the CFDA in 2009, the CFDA may conduct special examinations and approve new drug registration applications for drugs which (i) have active ingredients extracted from plants, animals and minerals, etc. and their preparations are not yet marketed in China, and newly discovered Chinese crude drugs and their preparations, (ii) contain chemical drug substances and their preparations and biological products not yet approved for marketing in China or abroad, (iii) are new drugs for the treatment of diseases, including, among others, AIDS, malignant tumors and rare diseases, with significant clinical advantage, and (iv) are new drugs for the treatment of diseases, for which effective therapeutic methods are not available. On May 17, 2018, the NMPA and NHC issued the Announcement on Optimizing the Review and Approval of Drug Registration, which clarifies that a priority review and approval mechanism will be available. The current PRC Drug Administration Law, which was promulgated on August 26, 2019 and came into effect on December 1, 2019, also stipulates that the government encourages research and development of innovative drugs for serious diseases such as cancer.

The Provisions for Drug Registration as revised in 2020 has incorporated the previous reform in respect of the accelerated approval for clinical trial and drug registration and introduces four procedures for expedited marketing registration of drugs, which are procedures for groundbreaking therapeutic drugs, procedures for conditional approval, procedures for prioritized reviews and approval, and procedures for special examination and approval.

On July 7, 2020, the NMPA promulgated the Announcement on Promulgating Three Documents Including the Working Procedures for the Evaluation of Breakthrough Therapy Designation Drugs (for Trial Implementation) and Priority Review and Approval Procedures for Drug Marketing Authorizations (for Trial Implementation), which abolished the Opinions on Encouraging the Prioritized Evaluation and Approval for Drug. According to the Working Procedures for the Evaluation of Breakthrough Therapy Designation Drugs (for Trial Implementation), sponsors of innovative drug candidates which exhibit clinical benefits for the treatment of life-threatening or other serious conditions for which there is no existing effective prevention and treatment method, or compared with existing treatment methods that have sufficient evidence to show that they have obvious clinical advantages, may apply for breakthrough therapeutic drug programs during Phase I and II clinical trials for such drug candidates. According to the Priority Review and Approval Procedures for Drug Marketing Authorizations (for Trial Implementation), an applicant for drug marketing authorization may apply for priority review and approval procedures for the following drugs with obvious clinical value: (I) drugs in urgent clinical demand and in shortage, innovative drugs and modified new drugs for prevention and treatment of serious infectious diseases, rare diseases and other diseases; (II) new varieties, dosage forms and specifications of children’s drugs that conform to children’s physiological characteristics; (III) vaccines and innovative vaccines that are in urgent need for disease prevention and control; (IV) drugs that have been included in the procedures for breakthrough therapy designation; (V) drugs that are subject to conditional approval; and (VI) other circumstances under which priority review and approval shall be provided for by the NMPA. We cannot be sure that the NMPA will grant such priority treatment to any of our drug candidates.

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

In our clinical studies to date, we have observed the following SAEs that were deemed at least possibly related to each of our product candidates:

•
Oral Paclitaxel - neutropenia, febrile neutropenia, pneumonia, septic shock, sepsis and other infections, dehydration gastroenteritis, anemia, pneumonitis, diarrhea, mucositis, gastrointestinal bleeding, vomiting and nausea, rectal bleeding, altered state of consciousness, hypokalemia, cardiac arrest, tachycardia, atrial fibrillation, cardiogenic shock, hypotension, pancytopenia, multiorgan failure, renal failure, atrial fibrillation, pleural effusion, supraventricular tachycardia, respiratory failure, malnutrition, dyspnea, cardiac failure, pulmonary tuberculosis, fatigue, upper abdominal pain, decreased appetite, and peripheral sensory neuropathy;
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
•
regulatory authorities may require additional warnings in the labeling;
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

Risks Related to Commercialization of Klisyri® and Our Drug Candidates

If we and our partners are unable to successfully commercialize Klisyri® or experience significant delays in doing so for our other drug candidates, our business will be materially harmed.

Our business and the ability to generate revenue related to product sales depend in part on the successful commercialization of our approved product Klisyri® and the successful development, regulatory approval and commercialization of any current or future product candidates. Klisyri® has been approved by the FDA in the U.S. and the E.U., but Klisyri® has not received regulatory approval in any other jurisdiction and no sales can be made in any such jurisdiction unless such approval occurs. We have invested a significant portion of our efforts and financial resources to date in the development of Klisyri®, and our prospects are dependent on, and a portion of the value of our company relates to, our ability to successfully commercialize these products. The success of Klisyri® and any current or future product candidates depends on several factors, including:

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

If we and our partners do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Klisyri® or any current or future product candidates, which could materially harm our business, and we may not be able to earn sufficient revenues and cash flows to continue our operations.

We are dependent on the efforts of Almirall for the commercialization of Klisyri in the U.S. and Europe.

We have entered into collaborations with Almirall and are dependent on the efforts of Almirall for the commercialization of Klisyri in the U.S. and in Europe. The success of this arrangement will depend heavily on the efforts and activities of Almirall. In some situations, we may not be able to influence Almirall’s decisions regarding the commercialization of Klisyri or Almirall’s level of effort in marketing and selling Klisyri. Our ability to realize revenue from royalties or milestone payments depends significantly upon

Almirall’s ability to commercialize, market and sell Klisyri. If they are unsuccessful, we may not receive some of the royalties or milestone payments provided for in the license agreement with Almirall.

If we are not able to obtain, or experience delays in obtaining, required regulatory approvals for our drug candidates, we will not be able to commercialize these drug candidates, and our ability to generate revenue will be materially impaired.

Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize drug candidates in a timely manner. We cannot commercialize drug candidates without first obtaining regulatory approval to market each drug from the FDA, NMPA or regulatory authorities in the relevant jurisdictions. Some of our proprietary drug candidates are currently undergoing various phases of FDA clinical trials. We cannot predict whether these trials and future trials will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date. We have experienced this uncertainty with the receipt of a CRL for our NDA for Oral Paclitaxel, and the FDA recommended an additional clinical trial be completed and additional risk mitigation strategies to improve toxicity, which may involve dose optimization and/or exclusion of the patients deemed to be at a higher risk of toxicity, to support potential approval of the NDA. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the U.S., to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. An NDA must include extensive preclinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the drug. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA to the FDA, the FDA decides whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA.

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

It is possible that we or our partners may find it necessary or desirable to provide rebates on Klisyri® or future product candidates, if approved, to customers or third-party payers or to implement patient assistance programs, including co-pay assistance programs, which could affect our profitability. In addition, we do not know how physicians, patients and third-party payers will respond to the pricing of Klisyri® in the U.S. or the pricing of any current or future product candidates in any jurisdiction, if approved.

The market opportunities for our currently marketed or potential products, if approved, are difficult to precisely estimate.

Even though we have obtained orphan drug designation for KX2-361 for the treatment of gliomas in the United States, we may not obtain or maintain orphan drug exclusivity for this product candidate, and we may not obtain orphan drug designation or exclusivity for any of our other product candidates or indications.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Similarly, the European Commission may designate a product as an orphan drug under certain circumstances.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same disease for that time period. The applicable period is seven years in the United States and ten years in the European Union. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the United States, a second drug may be approved for the orphan indication despite a product’s orphan drug exclusivity if the FDA determines that the later drug is safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

KX2-361 has obtained Orphan Drug Designation from the FDA for the treatment of gliomas . Even though we have received orphan drug designation for this product candidate for this indication, we may not be the first to obtain marketing approval for the orphan-designated indication in due to the uncertainties associated with developing pharmaceutical product candidates. We may also seek to obtain orphan drug designations in other international jurisdictions. However, there is no guarantee that we would be able to do so on a timely basis, or at all. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same active moiety can be approved for a different indication. Orphan drug designation by FDA or EMA neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for other product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

Moreover, there can be no assurance that the designation and/or exclusivity provisions currently in the law may not be changed in the future and the impact of any such changes, if made, on us. The orphan drug exclusivity provisions have been the subject of recent scrutiny from the press, from some members of Congress and from some in the medical community. Furthermore, the FDA’s interpretations of the Orphan Drug Act have been successfully challenged in court and future court decisions could continue that trend. There can be no assurance that the exclusivity granted to orphan drugs approved by the FDA will not be modified in the future, and how any such change might affect our products, if approved.

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

Through our public-private partnership, the New API Facility is complete in Chongqing, China. Our New API Facility in Chongqing was constructed in accordance with an agreement with CQ. Under the current agreement, CQ is responsible for construction of the facility but we are responsible for the costs of all equipment for the facilities. CQ will own the land and buildings, and we will lease the facilities, rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if we are profitable, we will pay a monthly rent of 5 RMB per square meter of space occupied. We have committed to achieving certain operational, revenue and tax generation milestones within certain time periods once we commence operation. If we are not able to achieve such milestones, CQ will have the opportunity to terminate the agreement and dispose of the plants in its discretion.

Additionally, the New API Facility will need to be cGMP validated. The New API Facility commenced operations in January of 2021, and the facility continues to conduct and complete product qualification activities. Validation is a lengthy process that must be completed before we can manufacture under cGMP requirements. We cannot guarantee that the FDA or foreign regulatory agencies will approve the manufacture of any products at these or other facilities, that such facilities will remain in compliance with cGMP regulations, or that such facilities will maintain a compliance status acceptable to the FDA or other regulatory agencies.

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

API manufacturing facilities are subject to regulation by the applicable regulatory bodies in the place of manufacture as well as the regulatory agency in the country to which the product is exported. For instance, FDA’s cGMP regulations apply to these facilities and violation of these, or other, regulations may result in adverse action against the facility, including cessation of manufacturing activities. Our API manufacturing facility in Chongqing is also subject to regulation by the NMPA. If the FDA, NMPA, DEMC or other regulators discover a problem at one facility, we may be subject to increased scrutiny and/or adverse actions across our operations, including fines or orders to cease manufacturing, which could have a material impact on our operations, clinical development, regulatory approval process, business strategy or results of operations.

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

The development and commercialization of new drugs is highly competitive. We face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of the types of cancer for which we are developing and commercializing our drug candidates and drugs. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We cannot be sure that reimbursement will be available for our drugs, if and once approved, and, if coverage and reimbursement are available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any drug for which we obtain regulatory approval. Obtaining reimbursement for our drugs may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any drug candidate that we successfully develop. If we or our partners fail to obtain and sustain an adequate level of coverage and reimbursement for Klisyri® or any current or future product candidates, if approved, by third-party payers, potential future sales would be materially adversely affected. There will be no commercially viable market for Klisyri® or any current or future product candidates, if approved, without adequate coverage and reimbursement from third-party payers, and any reimbursement policy may be affected by future healthcare reform measures. Further, we cannot be certain that adequate coverage and reimbursement will be available for either of our products in jurisdictions outside the U.S. or for any current or future product candidates, if approved. Additionally, even if there is a commercially viable market, if the level of coverage or reimbursement is below our expectations, our anticipated revenue and gross margins will be adversely affected.

Third-party payers, such as government or private healthcare insurers and pharmacy benefit managers, carefully review and increasingly question and challenge the coverage of and the prices charged for drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. Reimbursement rates may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. A current trend in the U.S. healthcare industry is toward cost containment. Large public and private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payers, including Medicare, may question the coverage of, and challenge the prices charged for, medical products and services, and many third-party payers limit coverage of or reimbursement for newly approved healthcare products. In particular, third-party payers may limit the covered indications. Cost-control initiatives in the U.S. healthcare industry could put downward pressure on the price established for Klisyri® or any current or future product candidates, if approved, which could result in product revenues being lower than anticipated. If we are unable to show a significant benefit relative to existing generic drugs, Medicare, Medicaid and private payers may not be willing to reimburse for Klisyri® or any current or future product candidates, if approved, which would significantly reduce the likelihood of them gaining market acceptance. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted.

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

The State Council requires central and provincial authorities across China to promote a medical insurance program for major illnesses, which targets covering at least 50% of the medical cost as incurred by treating major illnesses but falls out of the coverage of the basic insurance programs. The Ministry of Human Resources and Social Security of the PRC (the “MHRSS”), together with other government authorities, has the power to determine the medicines included in the National Reimbursement Drug List (the “NRDL”). In February 2017, the MHRSS released the 2017 NRDL, which was amended in 2019, 2020, and 2021. Medicines included in the NRDL are divided into two parts, Part A and Part B. Patients purchasing medicines included in Part A of the NRDL are entitled to reimbursement of the entire amount of the purchase price. Patients purchasing medicines included in Part B of the NRDL are required to pay a certain percentage of the purchase price and obtain reimbursement for the rest of the purchase price. The percentage of reimbursement for Part B medicines differs from region to region in the PRC. The National Healthcare Security Administration requires provincial authorities to increase reimbursement rates step by step.

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

If our drug candidates are approved, we intend to test and market our approved drugs in a variety of international markets and we are exploring the licensing of commercialization rights or other forms of collaboration worldwide, which exposes us to additional risks of conducting business in additional international markets.

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

The use of legal, regulatory, and legislative strategies by both brand and generic competitors, including but not limited to “authorized generics” and regulatory petitions, may increase costs associated with the introduction or marketing of our generic products, could delay or prevent such introduction, and could adversely affect our results of operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S., China and other countries with respect to our proprietary technology and drug candidates. We have sought to protect our proprietary position by filing patent applications in the U.S., Europe, China and other countries related to novel technologies and drug candidates that we consider important to our business. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There can be no assurance that our pending patent applications will result in issued patents. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platforms’ product candidates. Third parties may have blocking patents that could be used to prevent us from commercializing our patented technologies, platforms and product candidates and practicing our proprietary technology. There can also be no assurance that a third party will not challenge the validity of our patents or that we will obtain sufficient claim scope in those patents, in view of prior art, to prevent a third party from competing successfully with our drug candidates. We may become involved in interference, inter partes review, post grant review, ex parte reexamination, derivation, opposition or similar other proceedings challenging our patent rights or the patent rights of others. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and drug candidates, or limit the duration of the patent protection of our technology and drug candidates. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drug candidates similar or identical to ours.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain jurisdictions, including Latin America and China. The legal systems of some countries do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to biopharmaceutical products, which could make it difficult in those jurisdictions for us to stop the infringement or misappropriation of our patents or other intellectual property rights, or the marketing of competing drugs in violation of our proprietary rights. Proceedings to enforce our patent and other intellectual property rights in non-U.S. jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

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

We have entered into license agreements with third parties providing us with rights under various third-party patents and patent applications, including the rights to prosecute patent applications and to enforce patents. Certain of these license agreements impose and, for a variety of purposes, we may enter into additional licensing and funding arrangements with third parties that also may impose diligence, development or commercialization timelines and milestone payment, royalty, insurance and other obligations on us. Under our license agreements for the cell therapy platform, we are obligated to pay royalties on net sales of drug products, if commercialized, and milestone payments related to the development and commercialization of any drug candidates developed from the licensed platform. We may be obligated to make other specified payments relating to our drug candidates and/or pay license maintenance and other fees. In our agreements with BCM, we are also required to meet our co-development obligations with BCM, and if we fail to do so, BCM may terminate our agreements relating to the cell therapy platform. Certain of the license agreements relating to our Orascovery platform provide us with the exclusive right to practice technologies in major markets including North America, South America, the EU, Australia, New Zealand, Eastern Europe, China, Taiwan, Hong Kong, Macau and parts of Southeast Asia, although the right to practice the technologies and any inventions arising out of such technologies outside of these territories may be reserved to the licensing company. We also have clinical development obligations under certain of these agreements that we are required to satisfy. If we fail to comply with our obligations under our current or future license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any drug or drug candidate that is covered by the licenses or we may face claims for monetary damages or other penalties under these agreements. Such an occurrence could diminish the value of these products and our company. Termination of the licenses provided in these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We have entered into agreements with third parties under which we have granted licenses to use certain of our patents and patent applications, including the rights to develop, seek regulatory approval for and sell products using our tirbanibulin 1% ointment, including to Almirall, which has rights to the U.S. and E.U. markets. We have also entered into similar agreements sublicensing the intellectual property for the Orascovery platform, which we have licensed from Hanmi. We have granted exclusive patent rights to certain of these partners and have granted them certain additional rights with respect to the intellectual property we have licensed to them. From time to time we may engage in other licensing transactions in which we acquire licenses to certain intellectual property or sublicense intellectual property rights. If we fail to comply with or are found to have violated the terms of any of our licenses, we may be required to rescind or amend our license agreements or pay damages to license counterparties or other rightsholders. This may also negatively impact our relationships with our licensing and sublicensing partners for our candidate platforms. For further information regarding the terms of our licenses, please see “Business—License and Collaboration Agreements”.

We depend on our agreements with Hanmi to provide rights to the intellectual property relating to certain of our product candidates. Any termination or loss of significant rights under those agreements would adversely affect our development or commercialization of our lead product candidates.

We have licensed the intellectual property rights related to encequidar, an integral part of our current Orascovery product candidates, from Hanmi pursuant to two license agreements. If, for any reason, our license agreements are terminated or we otherwise lose those rights, it would adversely affect our business. Our license agreements with Hanmi impose on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Hanmi, and Hanmi may have the right to terminate our license, which could result in us being unable to develop, manufacture and sell our product candidates that incorporate encequidar.

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

Our total revenue is highly dependent on a limited number of pharmaceutical wholesalers, and the loss of, or any significant decrease in business from, any one or more of our major pharmaceutical wholesalers could adversely affect our financial condition and results of operations.

We have derived a significant portion of our revenue from a limited number of customers, as is typical in the pharmaceutical industry. During the years ended December 31, 2021, 2020 and 2019, we generated 49%, 38% and 45% of our total revenue, respectively, from the three largest wholesalers in the U.S. market. If we are unable to maintain our business relationships with these major pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our financial condition and results of operations. Even if we are able to maintain our relationships with customers, a change in the mix of products those customers purchase and which we are able to produce may affect our gross margin and results of operations.

If our Global Supply Chain Platform is insufficient, we will rely on third parties to manufacture our drug candidate supplies and our drug candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

We rely on outside vendors to manufacture supplies and process our drug candidates. Our capacity to manufacture and process drugs on a commercial scale is limited and we may not be able to do so for all of our drug candidates. We have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use. Accordingly, we may use third parties for our manufacturing process. Our reliance on third-party manufacturers may expose us to the following risks:

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

Each of these risks could delay or prevent the completion of our trials or the approval of any of our drug candidates by the FDA, NMPA or other regulatory authorities, result in higher costs or adversely impact commercialization of our drug candidates. In addition, we will rely on third parties to perform certain specification tests on our drug candidates prior to delivery to patients. If these tests are not conducted appropriately and test data are not reliable, patients could be put at risk of serious harm and the FDA, NMPA or other regulatory authorities could place significant restrictions on our company until deficiencies are remedied.

The manufacture of drug and biological products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls.

Currently, raw materials used in our drug products, including the pacific yew used in many of the API products we manufacture, are supplied by multiple suppliers. We have agreements for the supply of such raw materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business.

Manufacturers of drug and biological products often encounter difficulties in production, particularly in scaling up or out, validating the production process, and assuring high reliability of the manufacturing process (including the absence of contamination). These problems include logistics and shipping, difficulties with production costs and yields, quality control, including stability of the product, product testing, operator error, availability of qualified personnel, as well as compliance with strictly enforced federal, state and non-U.S. regulations. Furthermore, if contaminants are discovered in our supply of our drug candidates or in our or third parties’ manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our drug candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our drug candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to begin new clinical trials at additional expense or terminate clinical trials completely.

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

We have partnered with companies such as BCM, Hanmi, Almirall, Xiangxue, XLifeSc and Gland and may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties, subject to any restrictions imposed by our financing arrangements, that we believe will complement or augment our development and commercialization efforts with respect to our drug candidates and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our early stage drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party.

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

Risks Related to Our Industry, Business and Operations

We are dependent on our key personnel, and if we are not successful in attracting and retaining qualified personnel, we may not be able to successfully implement our business strategy. Additionally, certain members of our leadership may engage in other business ventures that may have interests in conflict with ours.

We are highly dependent on Dr. Lau, our Chief Executive Officer, Dr. Kwan, our Chief Medical Officer, Dr. Lang, the president of Athenex Cell Therapy, and Mr. Yordon, our Chief Operating Officer, and the other principal members of our management and scientific teams. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock option grants and restricted stock awards that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by changes in the price of our common stock that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, any of our employees could leave our employment at any time, with or without notice.

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

The loss of any member of the Company’s senior management, either permanently or for an indeterminate period of time, and/or failure to successfully implement our succession plan to enable the effective transfer of knowledge or to facilitate smooth transitions in leadership could significantly disrupt the management of the Company’s business and impair the Company’s ability to execute its business strategies. We have experienced significant changes in senior management in recent years, including the departure of our Chief Financial Officer, General Counsel and President, China Division, and more changes could occur. Furthermore, replacing executive officers and key employees or consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel or consultants on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Senior management transition periods, including adding new personnel, could be difficult as new employees gain an understanding of our business and strategy. If we are unable to successfully integrate new employees, we may have difficulty maintaining compliance with our internal control over financial reporting, disclosure controls and procedures, and executing our business strategy, which could have an adverse effect on our overall financial condition.

We may choose to hire part-time employees or use consultants. As a result, certain of our employees, officers, directors and consultants may not devote all of their time to our business, and may from time to time serve as officers, directors and consultants of other companies. These other companies may have interests in conflict with ours. For instance, Dr. Johnson Lau, who serves as our Chief Executive Officer and Chairman, and Dr. Manson Fok, who serves on our board of directors, are also directors of Avalon, a stockholder of ours. Dr. Lau also serves as the Chief Executive Officer of Axis, a joint venture that we majority own.

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

We have entered into an arrangement with CQ relating to in the New API Facility in Chongqing, China, under which we have committed to achieving certain operating, revenue and tax generation milestones in exchange for CQ constructing the facility on our behalf. If we are unable to comply with our obligations under these arrangements, including the milestones we have committed to achieve, we may lose access to the properties covered by such arrangements which could disrupt our operations and manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and would have a significant impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements.

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

We may experience difficulties in managing our growth.

As our development and commercialization plans and strategies develop, and as we continue to operate as a public company, we may need to add a significant number of additional managerial, operational, sales, marketing, financial and other personnel to meet our operational needs. Future growth will impose significant added responsibilities on members of management, including:

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

If we are not able to effectively expand our organization when necessary by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our drug candidates and, accordingly, may not achieve our research, development and commercialization goals.

We have a material weakness in our internal control over financial reporting, which if left unremediated could impact our ability to accurately report our consolidated financial results and may adversely affect the market price of our common stock.

As of December 31, 2021, we had a material weakness in our internal control over financial reporting related to our control over the review of the annual goodwill impairment analysis, and as a result, our internal control over financial reporting was not effective as of December 31, 2021. We cannot assure you that there will not be additional material weaknesses and significant deficiencies that our independent registered public accounting firm or we will identify in the future. Under standards established by the Public

Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. As a public company, we also need to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices including our board and committee practices. Remediating this material weakness will require us to evaluate the assignment of internal and external responsibilities and we may have to hire or contract for additional resources, including potentially contracting with specialists to assist with technical aspects of management review, among other steps to strengthen the design of our internal control environment. Implementing any future changes to our internal controls may entail substantial costs, require additional training for our directors, officers and employees, and take a significant period of time to complete. If we are unable to remediate this material weakness, identify such additional issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected, and we may be unable to maintain compliance with applicable listing requirements.

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our executive officers, employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the U.S., including regulations of the FDA and other similar non-U.S. regulatory authorities; provide true, complete and accurate information to the FDA and other similar non-U.S. regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse and privacy laws in the U.S. and similar non-U.S. fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. In addition to Klisyri, which was approved by the FDA in December 2020, if we obtain FDA approval of additional drug candidates and begin commercializing those drugs in the U.S., our potential exposure under U.S. laws will continue to increase significantly and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We have engaged, and may engage in future, acquisitions or strategic partnerships that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

Subject to any limitations imposed by our financing arrangements, we may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. For example, in May 2021, we acquired Kuur and its Cell Therapy technology. To realize the anticipated benefits of the Kuur acquisition, we must successfully integrate Kuur’s business with ours. The integration of Kuur’s business and any potential acquisition or strategic partnership entails numerous risks, including:

•
increased operating expenses and cash requirements;
•
the assumption of indebtedness or contingent liabilities;
•
dilution of our stockholders due to the issuance of additional equity securities upon the achievement of milestones, including those provided for in the merger agreement with Kuur;
•
assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•
conducting R&D activities in new therapeutic areas or treatment modalities in which we have little experience;
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

We have incurred net operating losses (“NOLs”) for U.S. federal income tax purposes. Unused NOLs will carry forward to offset future taxable income, if any, until such unused NOLs expire (if ever). NOLs generated after December 31, 2017 are not subject to expiration, but the yearly utilization of such NOLs is limited to 80 percent of taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ownership change (generally defined as a greater than 50 percentage points change (by value) in the equity ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock over any three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We believe that we have experienced such a change in 2021 and may experience more in the future, which may affect our ability to utilize our NOLs. As of December 31, 2021 and 2020, we had federal NOLs of approximately $93.7 million and $184.8 million, respectively, that could be limited by our past and any future ownership change, which could have an adverse effect on our future results of operations. The change in 2021 is a result in a reduction of $108.9 million from a Section 382 limitation that occurred in 2021, less an increase in potentially limited NOLs of $17.8 million as a result of the Kuur acquisition. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income.

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

•
the continued suspension or termination of operations at the New API Facility by the DEMC;
•
plant shutdowns as a result of the ongoing COVID-19 pandemic;
•
supply chain disruptions;
•
regulatory holds on operations at the facilities or the loss of permits to operate facilities;
•
equipment malfunctions or failures;
•
malfunctions or compromise by third party actors of our technology systems;
•
work stoppages;
•
damage to or destruction of either facility due to natural disasters;
•
regional power shortages;
•
product tampering; or
•
acts of war or terrorist activities.

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

In the U.S., China and certain other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any additional drug candidates for which we obtain regulatory approval.

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

The ACA included provisions to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other things, the ACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole,” which is now 70% of the negotiated price. There have been efforts to repeal or overturn the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. There may be additional reductions in Medicare and other healthcare funding as a result of future legislation.

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

For example, on November 20, 2020, the United States Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection under the Federal Anti-Kickback Statute for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law or unless it is passed through to the dispensing pharmacy and reflected in the price to the patient. The implementation of the rule has been delayed by the Biden administration to January 1, 2023 in response to ongoing litigation. In addition, effective January 1, 2024, a provision capping the rebate amount under the Medicaid Drug Rebate program at 100% of AMP will be eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the price the manufacturer receives for the drug. Further, effective January 1, 2023, a final rule issued by CMS will change the way copay assistance program prices are treated in best price for purposes of the Medicaid Drug Rebate Program. This change could result in manufacturers eliminating their patient assistance programs, which would make many innovator drugs more expensive for patients. This final rule is subject to ongoing litigation, but it is not clear when a decision will be made or how the court will rule.

In addition, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration will have on our business, including market acceptance, and sales, of our products and product candidates.

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
•
the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to all payments or other transfers of value made to physicians, physician assistants, certain types of advance practice nurses, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members unless a specific exclusion applies; and
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

We have operations in Hong Kong and expect that a portion of our future revenue will be sourced from licensing partnerships and API sales in China. Accordingly, our operations, financial condition and results of operations are affected by economic, political and legal developments between the U.S. and China. The continued tensions between the U.S. and China over China’s June 30, 2020 enactment of a new national security law in Hong Kong has resulted in heightened diplomatic tensions and a number of escalating retaliatory measures by the U.S. and China, including in an executive order signed by former President Trump on July 14, 2020, which ended the special economic status that was afforded to Hong Kong under the United States-Hong Kong Policy Act of 1992, a U.S. ban on investments in businesses linked to China’s military, the U.S. announcement of the removal of restrictions on U.S. government official interactions with Taiwan and new rules issued by the Communist Party of China that would allow PRC courts to impose penalties on persons for complying with foreign sanctions that impose prohibitions or restrictions on Chinese economic or trade relationships.

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

Certain of our research operations and manufacturing facilities are in China. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our drug candidates in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China. PRC authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. We believe our strategy and approach is aligned with the PRC government’s policies, but we cannot ensure that our strategy and approach will continue to be aligned.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by China and other non-U.S. governments. Specifically, in China, on July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Following the removal of the U.S. dollar peg, the value of the RMB has fluctuated as compared to the U.S. dollar. It remains unclear what further fluctuations may occur or what impact this will have on the currency and our results of operations.

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

A portion of our operations are in China. Accordingly, our financial condition and results of operations are affected to a large extent by economic, political and legal developments in China.

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

While the Chinese economy has experienced significant growth in the past four decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us and consequently have a material adverse effect on our businesses, financial condition and results of operations.

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

A portion of our operations are conducted in China through our PRC subsidiaries, and are governed by PRC laws, rules and regulations. Our PRC subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

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

In June 2017, the National Development and Reform Commission and the Ministry of Commerce jointly issued Catalogue of Industries for Guiding Foreign Investment (2017 Revision), which introduced Special Administrative Measures on Access of Foreign Investment (Negative List). Any industry not listed in the catalogue and Negative List is a permitted industry, and is generally open to foreign investment unless specifically prohibited or restricted by the Chinese laws and regulations. The FIL and Negative List may also materially impact our corporate governance practice and increase our compliance costs. For instance, the FIL imposes stringent ad hoc and periodic information reporting requirements on foreign investors and the applicable FIEs. Aside from investment implementation report and investment amendment report that are required at each investment and alteration of investment specifics, an annual report is mandatory, and large foreign investors meeting certain criteria are required to report on a quarterly basis. Any company found to be non-compliant with these information reporting obligations may potentially be subject to fines and/or administrative or criminal liabilities, and the persons directly responsible may be subject to criminal liabilities.

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

Under the PRC Enterprise Income Tax Law and its implementing rules, both of which came into effect on January 1, 2008, as amended on February 24, 2017 and December 29, 2018, enterprises established under the laws of jurisdictions outside of China with “de facto management bodies” located in China may be considered Chinese tax resident enterprises for tax purposes and may be subject to the Chinese enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise. The STA has issued guidance, known as Circular 82 that provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by Chinese enterprises, not those, such as us, controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the STA’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by Chinese enterprises. Although the reviewing procedure in Circular 82 was simplified on December 29, 2017, pursuant to Decision of the STA on Issuing the Catalogues of Tax Departmental Rules and Tax Regulatory Documents Which Are Invalidated, the “de facto management body” test is still valid. Currently, our management is located in the U.S., and we generate a portion of our revenues within China and a portion outside China. We believe that neither we nor any of our subsidiaries outside of China is a Chinese resident enterprise for Chinese tax purposes. However, the tax resident status of an enterprise is subject to determination by the Chinese tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body”. If we were to be considered a Chinese resident enterprise, we would be subject to Chinese enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Chinese Enterprise Income Tax Law.

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

Pursuant to a notice, or Circular 698, issued by the STA, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a Chinese resident enterprise indirectly via disposing of the equity interests of an overseas holding company, and such overseas holding company is located in a tax jurisdiction that: (1) has an effective tax rate less than 12.5% or (2) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, shall report to the relevant tax authority of the Chinese resident enterprise such indirect transfer. Using a “substance over form” principle, the Chinese tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring Chinese tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, currently at a rate of 10%. In 2015, the STA issued a circular, known as Circular 7, which replaced or supplemented certain previous rules under Circular 698. Circular 7 sets out a wider scope of indirect transfer of Chinese assets that might be subject to PRC enterprise income tax, and more detailed guidelines on the circumstances when such indirect transfer is considered to lack a bona fide commercial purpose and thus regarded as avoiding Chinese tax. The conditional reporting obligation of the non-Chinese investor under Circular 698 is replaced by a voluntary reporting by the transferor, the transferee or the underlying Chinese resident enterprise being transferred. Furthermore, if the indirect transfer is subject to Chinese enterprise income tax, the transferee has an obligation to withhold tax from the sale proceeds, unless the transferor reports the transaction to the PRC tax authority under Circular 7. Late payment of applicable tax will subject the transferor to default interest. Gains derived from the sale of shares by investors through a public stock exchange are not subject to the PRC enterprise income tax pursuant to Circular 7 where such shares were acquired in a transaction through a public stock exchange. Circular 698 was abolished by an announcement promulgated by the STA in October 2017 and effective from December 1, 2017, or STA Circular 37, which, among other things, provides specific provisions on matters concerning withholding of income tax of non-resident enterprises at the source.

As newly implemented, there is uncertainty as to the application of Circular 7 and STA Circular 37, both of which may be determined by the tax authorities to be applicable to our offshore restructuring transactions or sale of the shares of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing regarding the transactions and request our PRC subsidiaries to assist in the filing. As a result, we and our non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed under Circular 7, and may be required to expend valuable resources to comply with Circular 7 or to establish that we and our non-resident enterprises should not be taxed under Circular 7, for our previous and future restructuring or disposal of shares of our offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.

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

Scrutiny companies based in or with operations in China may result in increased regulatory review of us and negatively impact the trading price of our common stock and could have a material adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects.

We believe that the passage and implementation of the Holding Foreign Companies Accountable Act (the “HFCAA”), the delistings of China Mobile Ltd., China Telecom Corp., and China Unicom Hong Kong Ltd. by executive order from the Trump administration on December 31, 2020, and the general negative publicity surrounding companies with operations in China, including concerning the directors and officers of such companies, that are listed in the U.S. have negatively impacted stock prices for such companies and the HFCAA may result in additional delistings of companies with significant China operations from U.S. securities exchanges. Various equity-based research organizations have published reports on China-based companies after examining, among other things, their corporate governance practices, related party transactions, sales practices and financial statements that have led to special investigations and stock suspensions on national exchanges, including as a result of purported whistle-blowing or leaking by employees or former employees. Any similar scrutiny of us, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors, decreases and volatility in the trading price of our common stock, and increased directors and officers insurance premiums and could have a material adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects.

Risks Related to Our Common Stock

If we fail to comply with the continued listing standards of the Nasdaq Global Market, our common stock may be delisted from the exchange.

Our common stock is currently listed for trading on the Nasdaq Global Market under the symbol “ATNX”. The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. In particular, we are required to maintain a minimum bid price of $1.00 per share. In January 2022, our shares began trading below $1.00. There can be no assurance that we will be able to regain compliance with these requirements or that our common stock will continue to be listed on Nasdaq.

If we fail to satisfy the Nasdaq continued listing requirements, such as the corporate governance requirements, the stockholder’s equity requirement or maintaining the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In addition, the delisting of our common stock could lead to a number of other negative implications such as a loss of media and analyst coverage, a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and likely result in a reduced level of trading activity in the secondary trading market for our securities, and materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering opportunities. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If our common stock were no longer listed on Nasdaq, investors might only be able to trade on one of the over-the-counter markets. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would exist, which would materially and adversely impact the market value of our common stock and your ability to sell our common stock.

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
•
general economic and market conditions and overall fluctuations in the U.S. equity markets, including due to the war in Ukraine;
•
changes in accounting principles; and
•
changes or developments in China or global regulatory environment.

Any of these factors may result in large and sudden changes in the volume and trading price of our common stock. We could be subject to additional securities class action litigation against us following a future period of volatility in the market price of our shares.

In addition, the stock market, in general, and small pharmaceutical and biotechnology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including the war in Ukraine, COVID-19 pandemic, supply chain disruptions, limited supply of natural resources, and acts of war, may negatively affect the market price of our common stock, regardless of our actual operating performance. Further, the current decline in the financial markets and related factors beyond our control may cause our common stock price to decline rapidly and unexpectedly.

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

Our directors, officers and stockholders who own greater than 5% of our outstanding common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 45.4% of our outstanding common stock based on the number shares outstanding as of December 31, 2021. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

In addition, our directors and officers as a group, beneficially own in the aggregate approximately 11.8% of our outstanding common stock based on the number shares outstanding as of December 31, 2021. As such, our directors and executive officers could have considerable influence over matters such as approving a potential acquisition of us. Our directors and executive officers’ investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Oncology Innovation Platform operates in several facilities globally: Our corporate headquarters is located in Buffalo, New York, where we occupy approximately 51,000 square feet of the Conventus Center for Collaborative Medicine, which includes approximately 16,000 square feet of a formulation testing and chemistry lab under a lease that expires in July 2025 and is renewable for an additional 10 years. We occupy approximately 1,300 square feet of office space in Cranford, New Jersey under a lease that expires in April 2024 that serves as our clinical research headquarters. We also occupy approximately 5,500 square feet of office and lab space which represents a portion of the IC Development Centre in Hong Kong under a lease that expires in November 2022 that serves as our Hong Kong headquarters and research and development center. We occupy approximately 6,200 square feet of office space in Taipei, Taiwan under a lease that expires in December 2022 which serves for clinical research and clinical data management. In addition, we occupy approximately 9,900 square feet of office space in multiple locations across Latin America under lease agreements which expire at various dates through October 2022, which serve as clinical research facilities.

Our Commercial Platform is headquartered and operates in approximately 15,000 square feet of office space in the Woodfield Preserve Office Center in Schaumberg, Illinois under a lease that expires in March 2027.

Our Global Supply Chain Platform utilizes several facilities globally: We occupy space in facilities in Clarence and Amherst, New York and Chongqing, China which provide our manufacturing and packaging capabilities for our proprietary and 503B products and our Active Pharmaceutical Ingredient operations. In addition, Chongqing Sintaho Pharmaceuticals Co., Ltd. (“CQ Sintaho”), a wholly owned subsidiary of the Company, entered into a lease agreement with Chongqing International Biological City Development & Investment Co., Ltd (“CQ D&I”), an affiliate of CQ. Pursuant to the lease agreement with CQ D&I, CQ Sintaho has leased the newly constructed API of 34,517 square meters rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if CQ Sintaho is profitable, it will pay a monthly rent of 5 Chinese Renminbi per square meter of space occupied. This lease agreement was executed in January 2021. See “Business – Global Supply Chain Platform—Strategic Public-Private Partnerships—China Partnership” for more information.

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

The complaints generally allege that between August 7, 2019 and February 26, 2021 (the purported class period), the Company and the individual defendants made materially false and misleading statements regarding the Company's business in connection with the Company’s development of Oral Paclitaxel for the treatment of metastatic breast cancer and the likelihood of FDA approval, and that the plaintiffs suffered losses when the Company’s stock price dropped after its announcement on February 26, 2021 regarding receipt of the CRL. The complaints seek class certification, damages, fees, costs, and expenses. On August 5, 2021, the Court consolidated the two actions and appointed a lead plaintiff and lead counsel. Pursuant to a stipulated scheduling order, the lead plaintiff filed an amended complaint on November 19, 2021. Defendants filed their motion to dismiss on January 25, 2022. Plaintiffs’ opposition to that motion is due by March 28, 2022 and the defendants’ reply is due by May 20, 2022. The Company and the individual defendants believe that the claims in the consolidated lawsuits are without merit, and the Company has not recorded a liability related to these shareholder class actions as the risk of loss is remote. The Company and the individual defendants intend to vigorously defend against these claims but there can be no assurances as to the outcome.

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

As of January 31, 2022, there were 92 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street by brokers and other nominees.

Stock Price Performance Graph

The graph below shows a comparison from June 14, 2017, the date on which our common stock first began trading on the Nasdaq Global Select Market, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through to December 31, 2021. Such returns are based on historical results and are not intended to suggest future performance.

Cumulative Total Return Comparison

	June 14,	December 31,
	2017	2017	2018	2019	2020	2021
Athenex, Inc.	$100.00	$144.55	$115.36	$138.82	$100.55	$12.36
NASDAQ Composite	$100.00	$111.44	$107.11	$144.84	$208.05	$252.55
NASDAQ Biotechnology Index	$100.00	$108.33	$98.23	$122.20	$153.59	$152.62

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note About Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

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

We are organized around three operating segments: (1) our Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; (2) our Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs; and (3) our Global Supply Chain Platform, dedicated to providing a stable and efficient supply of active pharmaceutical ingredients (“API”) for our clinical and commercial efforts. Our current clinical pipeline in the Oncology Innovation Platform is derived from the following core technologies: (1) Cell Therapy, (2) Orascovery, based on a P-glycoprotein (“P-gp”) pump inhibitor, and (3) Src Kinase Inhibition.

Oncology Innovation Platform Developments

Through our acquisition of Kuur Therapeutics, Inc. (formerly known as Cell Medica, “Kuur”) in 2021, we acquired rights to intellectual property to further the development of autologous and allogeneic, or “off-the-shelf”, natural killer T (“NKT”) cell immunotherapies for the treatment of solid and hematological malignancies. We are advancing the following product candidates: KUR-501, KUR-502, and KUR-503.

KUR-501 is an autologous product in which NKT cells are engineered with a chimeric antigen receptor (“CAR”) targeting GD2 (“GINAKIT” cells). GD2 is expressed on almost all neuroblastoma tumors and certain other malignancies. KUR-501 is currently being evaluated in a phase 1 clinical trial (GINAKIT2) treating children with relapsed-refractory (“R/R”) high risk neuroblastoma. In May 2021, we presented an interim data update from the first eleven evaluable patients at the American Society of Gene & Cell Therapy (“ASGCT”). During this initial evaluation, the safety profile of KUR-501 was manageable, and there was no dose limiting toxicity (“DLT”). No patients experienced grade 2 or higher toxicities related to KUR-501. There were no grades 3-5 cytokine release syndrome (“CRS”) and no evidence of immune effector cell-associated neurotoxicity syndrome (“ICANS”) in any of the patients. Grades 3-4 adverse events (“AEs”), reported regardless of relationship to KUR-501, have included anemia, leukopenia, lymphopenia, neutropenia, thrombocytopenia, abdominal distension, acute gastroenteritis, liver enzyme increase, vomiting, bone pain, headache, neck pain, fever, urinary tract infection, altered mental status, and hypoxia. As this clinical development program is still in the early stages, we do not yet have meaningful statistics on safety, including AEs, to report. Observed responses included one complete response (“CR”) and one partial response (“PR”). Four additional patients have exhibited stable disease (“SD”). We also observed long-term persistence of NKT cells expressing CAR. Importantly, we observed NKT cell localization to the tumor site.

KUR-502 is an allogeneic (“off-the-shelf”) product in which NKT cells are engineered with a CAR targeting CD19. KUR-502 is currently being evaluated in a phase 1 clinical trial (ANCHOR) treating adults with R/R CD19 positive malignancies, including B cell lymphoma, acute lymphoblastic leukemia (“ALL”), and chronic lymphocytic leukemia (“CLL”). In December 2021, we presented an interim data update on the first five evaluable patients at the American Society of Hematology (“ASH”) annual meeting. Tumor biopsies showed presence of NKT cells expressing CARs in the disease sites, indicating that the KUR-502 cells are able to traffic to the tumor. The safety profile was manageable with no DLT. There was one case of grade 1 CRS, no ICANS, and no graft versus host disease (“GvHD”) attributable to KUR-502. Grades 3-4 AEs, reported regardless of relationship to KUR-502, have included lymphopenia, leukopenia, neutropenia, thrombocytopenia, liver enzyme elevation, bilirubin elevation, anemia, diarrhea, hypoalbuminemia, and myositis. As this clinical development program is still in the early stages, we do not yet have meaningful statistics on safety, including AEs, to report. Of the first five evaluable patients, the overall response rate was 80%, and the complete response rate was 60%.

KUR-503 is an allogeneic (“off-the-shelf”) product in which NKT cells are engineered with a CAR targeting glypican-3 (“GPC3”). GPC3 is a molecule that is highly expressed on most hepatocellular carcinomas (“HCC”) but not normal liver or other non-neoplastic tissue. KUR-503 is currently in preclinical development, and we are planning to submit an IND by the first half of 2023.

Pursuant to the terms of the Merger Agreement, we paid $70.0 million upfront to Kuur shareholders and its former employees and directors, comprised primarily of shares of our common stock. Additionally, Kuur shareholders and its former employees and directors are eligible to receive up to $115.0 million of milestone payments, which may be paid, at the Company’s sole discretion, in either cash or additional common stock of the Company, or a combination of both. The Company identified the Merger as a business combination pursuant to ASC 805 and used the acquisition method of accounting to account for the transaction. The purchase price, after adjusted for closing conditions, consisted of 14,228,066 shares of the Company’s common stock issued at $3.71 per share with a fair value of $52.8 million, plus the fair value of the future milestone payments amounting to $19.8 million, recorded as contingent consideration. For additional information, please see “Part II, Item 8, Note 3—Business Combination.”

We continue to advance TCR affinity-enhancing specific T-cell (“TAEST”) therapy with our drug candidate, TCRT-ESO-A2. TCRT-ESO-A2 is an autologous T cell receptor (“TCR”)-T cell therapy targeting solid tumors that are NY-ESO-1 positive in HLA-A*02:01 positive patients. A phase 1 clinical trial treating adults with advanced solid tumors expressing NY-ESO-1 is currently open enrolling.

On February 26, 2021, we received a Complete Response Letter ("CRL") from the U.S. Food and Drug Administration (“FDA”) regarding our New Drug Application (“NDA”) for oral paclitaxel and encequidar (“Oral Paclitaxel”) for the treatment of metastatic breast cancer (“mBC”). Following the CRL, we held two Type A meetings with the FDA to discuss the deficiencies raised in the CRL, review a proposed design for a new clinical trial intended to address the deficiencies raised in the CRL, and discuss the potential regulatory path forward for Oral Paclitaxel in mBC in the U.S. In October 2021, after careful consideration of the FDA feedback, we determined to redeploy our resources to focus on other ongoing studies of Oral Paclitaxel and our Cell Therapy platform. On November 29, 2021, we announced the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) validation of the Marketing Authorization Application (“MAA”) for Oral Paclitaxel, for review. The Phase 3 study of Oral Paclitaxel in mBC (KX-ORAX-001) served as the basis of the MAA.

We are continuing to evaluate Oral Paclitaxel in combination with check point inhibitors. The development of our other Orascovery product candidates, including oral irinotecan and encequidar (“Oral Irinotecan”), oral docetaxel and encequidar (“Oral Docetaxel”), oral topotecan and encequidar (“Oral Topotecan”), and oral eribulin and encequidar (“Oral Eribulin”) has been suspended at this time.

On February 18, 2021, our partner Almirall (Almirall, S.A., BME: ALM) launched Klisyri® (tirbanibulin ointment) for actinic keratosis (AK) in the US. On September 27, 2021, we announced Almirall launched Klisyri in Germany and the UK, as part of a phased European launch, after receiving approval from the European Commission in July 2021 and the UK MHRA in August 2021, for Klisyri indicated for the topical treatment of AK of the face or scalp in adults. The launch of Klisyri in the U.S. resulted in a milestone payment of $20.0 million pursuant to our 2017 out-license agreement with Almirall, recognized as revenue in the first quarter of 2021, and the launch in Europe resulted in a milestone payment of $5.0 million, recognized as revenue in the third quarter of 2021.

On February 15, 2021, we entered into the Second Amendment to the 2011 license agreement with PharmaEssentia Corp. (“PharmaEssentia”) for tirbanibulin ointment. The Second Amendment expands the territory to include Japan and South Korea and includes a license to use the intellectual property for additional dermatology indications and skin cancer in the existing territories. On July 26, 2021, we announced that we entered into licensing agreements and strategic partnerships with Seqirus Pty Ltd (“Seqirus”), a subsidiary of CSL Limited, and AVIR Pharma Inc. (“AVIR”) for tirbanibulin. Under the terms of the agreements, Seqirus will have an exclusive license to commercialize tirbanibulin in Australia and New Zealand, and AVIR will have an exclusive license to commercialize tirbanibulin in Canada.

With respect to Arginine Deprivation therapy, the enrollment of the Phase 1 trial of PT01 for the treatment of patients with advanced malignancies has been suspended, and no further studies are planned at this time.

Commercial and Global Supply Chain Platform Developments

We suspended production activities at our Taihao API facility in Chongqing, China, in May 2019, based on concerns raised by the Department of Emergency Management of Chongqing (“DEMC”) related to the location of our plant. We subsequently resumed producing API at the Taihao API facility primarily for our ongoing clinical studies and commercial launches of proprietary drugs in accordance with local regulatory guidance, while we started building out Sintaho, a new API facility in Chongqing. In July 2021, we received verbal notice from the DEMC that we will be required to terminate the production activities at its Taihao API facility. We are continuing to engage in dialogue with the DEMC. While we are able to continue producing certain API at the Taihao API facility in limited quantities and a certain extent of our operations are now being conducted at Sintaho, we are in the process of moving the remainder of the operations and production activities to Sintaho and exploring other sources of API, in the event we are unable to reach an agreement with the DEMC for the continued production activities of the Taihao API facility.

On October 1, 2021, we entered into a lease agreement with Fort Schuyler Management Corporation (“FSMC”), a not-for-profit corporation affiliated with the State of New York, to lease the 409,000 square feet, newly constructed cGMP ISO Class 5 high potency pharmaceutical manufacturing facility located in Dunkirk, NY. This rights to lease this facility were transferred to ImmunityBio in February 2022. For additional information, please see “Part II, Item 8, Note 21—Subsequent Events.”

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

We have been deemed an “essential business” by New York State and, as a result, we have experienced minimal disruptions at our New York-based operations in Clarence and Buffalo. Despite these efforts, we may from time to time experience additional disruptions related to the COVID-19 pandemic resulting from employees falling ill with COVID-19. We have supplied our employees with appropriate face coverings and other necessary personal protective equipment and have taken other measures to reduce the risk of the spread of COVID-19 at our work sites. We are actively monitoring our operations and supply chain across the globe and are making adjustments to respond to logistical challenges that arise due to the COVID-19 pandemic where appropriate, particularly due to the emergence and spread of the COVID-19 Omicron variant, which has impacted our operations and supply chain during 2021 as discussed further below. We have continued to produce some medicines that are used to treat COVID-19 as part of our commitment to contribute to the COVID-19 relief effort.

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

While the disruptions to our business caused by the pandemic are currently expected to be temporary, there is still uncertainty regarding the pandemic's overall duration and the severity of any future outbreaks. For example, the surge of COVID-19 cases in the first half of 2021 in India, a country where we source products and maintain partnerships that are key to our specialty drug business, including API, presented business and supply chain disruption risks for us. We could face similar risks in other regions, or a resurgence in India, to the extent the virus is not able to be contained, there is widespread sickness and disruptions on. The scope and impact of any such measures is not yet known and will depend on a number of factors, including but not limited to the ultimate spread and severity of the outbreaks and the scope, duration and impact of containment measures on individuals and businesses. If our partners experience significant or extended disruptions to their business due to COVID-19, it could result in supply shortages and harm our specialty drug business, as well as our overall financial condition.

Going Concern Considerations

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

We have incurred operating losses since inception and, as a result, as of December 31, 2021 and 2020, we had an accumulated deficit of $913.4 million and $713.6 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. We project insufficient liquidity to fund our operations through the next twelve months beyond the date of this report. This condition raises substantial doubt about our ability to continue as a going concern. See Part II, Item 8. Note 1—Company and Nature of Business for further information regarding our ability to continue as a going concern.

As a result of the significant decrease in our market capitalization since we last performed a goodwill impairment test in the fourth quarter of 2020, we evaluated the impact on each of our reporting units to assess whether there was an impairment triggering event. The Company identified impairment triggering events during the first quarter of 2021 and, consistent with our annual policy, performed a test as of our annual goodwill impairment evaluation date, October 1, 2021, subsequently updating that analysis to December 31, 2021 using new information that became available regarding conditions that existed as of December 31, 2021. We compared the fair value of our Global Supply Chain Platform and Oncology Innovation Platform reporting units to carrying value. Based on the results from the test on March 31, 2021, the fair value of each of our reporting units exceeded their carrying value, and the goodwill was not impaired. Based on the results from the test during the fourth quarter of 2021, the carrying value of the Global Supply Chain Platform and Oncology Innovation Platform reporting units exceeded their fair value, and therefore, goodwill was determined to be fully impaired. Accordingly, the Company recorded goodwill impairment of $67.7 million during the year ended December 31, 2021, of which, $26.6 million was related to the Global Supply Chain Platform reporting unit and $41.1 million was related to the Oncology Innovation Platform reporting unit (see Part II, Item 8. Note 8—Intangible Assets, Net). Estimating the fair value of goodwill requires the use of estimates and significant judgments that are based on a number of factors. These estimates and judgments may not be within our control and accordingly it is reasonably possible that the judgments and estimates could change in future periods.

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

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, senior secured loans, private placements, and to a lesser extent, from convertible bond financing, revenue, and grant funding. As of December 31, 2021, we had cash and cash equivalents of $35.2 million, restricted cash of $16.5 million, and short-term investments of $10.2 million.

On August 20, 2021, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC, in connection with the offer and sale of up to $100,000,000 of shares of our common stock, par value $0.001 per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to a registration statement on Form S-3 (File No. 333-258185) that became effective on August 12, 2021. During the year ended December 31, 2021, we sold 762,825 shares of our common stock for an average price of $1.49 per share under the Sales Agreement.

Outlook

Our company’s mission is to become a leader in bringing innovative cancer treatments to the market and to improve patient health outcomes. Historically, we had focused development of our Orascovery platform which is based on a technology that converts IV chemotherapy to oral chemotherapy. We conducted a large phase 3 clinical trial in metastatic breast cancer comparing Oral Paclitaxel to IV paclitaxel, which was the basis of our NDA submission. Unfortunately, in February 2021, we received a CRL from the FDA which asked for an additional clinical study to support approval. After careful evaluation and prioritization of our R&D pipeline, we have decided to focus our R&D resources on our innovative cell therapy platform, which is based on NKT cells. NKT cells have unique biology that has potential advantages over current T cell and NK cell based technologies. We believe these advantages include the following:

(1)
There is still a major unmet need in hematological and solid tumors in that even in those indications where autologous CAR-T cells have been previously approved, up to 60% of patients receiving CAR-T therapy do not achieve long term durable responses.
(2)
Cellular therapies have generally not been effective in the treatment of solid tumors. NKT cells are an ideal platform for treatment of solid tumors because NKT cells home to tumors, and we have data demonstrating that CAR-NKT cells are superior in tumor homing compared to CAR-T cells.
(3)
Our allogeneic (“off-the-shelf”) CAR-NKT cell therapy products may be produced at larger scale than autologous products, potentially at lower cost.
(4)
Our allogeneic CAR-NKT cells are manufactured starting with the lymphocytes of healthy donors. Use of healthy donors, rather than patients (who are the source of autologous cell therapy starting materials), results in a more robust and consistent product, because patient lymphocytes are usually dysfunctional due to previous cancer therapy.

NKT cells demonstrate anti-tumor activity, even without a CAR. This is because NKT cells can kill immune suppressive cells in the local tumor microenvironment. Thus, when we add a CAR to NKT cells they are now equipped with two different anti-tumor mechanisms, which may lead to more potent anti-tumor activity and reduce the potential for relapse.

Advancing KUR-501 CAR-NKT Targeting GD2 – KUR-501 is an autologous product in which NKT cells are engineered with a CAR targeting GD2 and is currently being evaluated in a phase 1 clinical trial (GINAKIT2) treating children with R/R high risk neuroblastoma. Neuroblastoma is a rare pediatric cancer and patients with R/R high risk neuroblastoma have very poor outcomes. Therefore, we believe there is a significant unmet need for better treatment options. Interim data presented at the American Society of Gene and Cell Therapy (ASGCT) 2021 Annual Meeting for the first eleven evaluable patients, showed long-term persistence of CAR-NKT cells and CAR-NKT cell localization at the tumor site. Responses were observed in two patients, including one CR, one PR, and four patients achieved SD. The safety profile of KUR-501 was manageable and the product is being administered in the outpatient setting. GINATKIT2 will continue enrolling patients at higher dose level cohorts with a goal to identify an optimal dose that we may take into a pivotal study.

Advancing KUR-502 CAR-NKT Targeting CD19 – Early data, as presented at the ASH annual meeting in December of 2021, indicated that, of the first five evaluable patients, there was a promising overall response rate of 80% with a complete response rate of 60%. KUR-502 is an allogeneic, “off-the-shelf” product in which NKT cells are engineered with a CAR targeting CD19. Today, autologous CAR-T cell treatments are available to patients, but the patient-to-patient variability and long manufacturing lead times limit patient care options. As an allogeneic “off-the-shelf” product, KUR-502 leverages economies of scale and has the potential to significantly increase patient access to innovative CAR-NKT treatments. Our aim is to expand the phase 1 (ANCHOR) clinical trial treating adults with R/R CD19 positive malignancies currently being conducted at BCM to a phase 1 multicenter clinical trial (ANCHOR2).

Focusing on Specific Programs of Oral Paclitaxel – For Oral Paclitaxel, while our MAA submission is currently under review by the U.K. MHRA, we have focused our efforts on our ongoing combination clinical trials with checkpoint inhibitors where we believe there is an opportunity. Oral Paclitaxel is currently being evaluated in combination with pembrolizumab in NSCLC; and dostarlimab +/- carboplatin in neoadjuvant breast cancer, as part of I-SPY 2.

Licensing and Partnership Opportunities – We continue to increase the global reach of tirbanibulin 1% ointment by maintaining strong global partnerships with existing partners such as Almirall, Seqirus, and AVIR and by evaluating other strategic territories to launch the product. Our team will continue to work closely with our partners to explore additional treatment regimens and indications for tirbanibulin 1% ointment. We will pursue strategic licensing and partnership opportunities for our small molecule programs and target opportunities that will create potential value for stockholders and support our business strategy and mission.

As we pursue these strategic priorities, we expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase as we seek to:

•
Advance the preclinical and clinical research program and development activities of our Cell Therapy technology platform;
•
Continue our preclinical and clinical research program and development activities related to our Mission;
•
Seek to identify additional research programs and product candidates within existing Cell Therapy platform; and
•
Maintain, expand, and protect our IP portfolio.

Results of Operations

Except where otherwise noted, the following discussion compares fiscal years 2021 and 2020 results. For a discussion on the comparison between fiscal year 2020 and fiscal year 2019 results, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC and incorporated by reference herein.

Since inception, we have devoted a substantial amount of our resources to research and development of our lead product candidates under our Orascovery, Src Kinase inhibition, Cell Therapy and arginine deprivation therapy technologies, to sales and general administrative costs associated with our operations, and to the development of our specialty drug operations in our Commercial Platform and 503B operations. We have incurred significant net losses since inception. Our net losses were $202.0 million, $148.4 million, and $125.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, we had an accumulated deficit of approximately $913.4 million and $713.6 million, respectively.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, private placements, debt and convertible bonds, and to a lesser extent, through revenue generated from our Global Supply Chain Platform. Our operating activities from continuing operations used $138.3 million, $127.8 million and $97.0 million of cash during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had cash and cash equivalents of $35.2 million, restricted cash of $16.5 million, and short-term investments of $10.2 million.

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

The following table sets forth the components of our consolidated revenue and the amount as a percentage of total revenue for the periods indicated.

	Year ended December 31,
	2021		2020		2019
	(in thousands)%		(in thousands)%		(in thousands)%
Product sales, net	$92,264	77%	$105,274	73%	$80,535	80%
License and other revenue	27,917	23%	39,117	27%	20,694	20%
	$120,181		$144,391		$101,229

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

	Year Ended December 31,
	2021		2020		2019
	(in thousands)%		(in thousands)%		(in thousands)%
Wages, benefits, and related costs	$22,136	28%	$22,809	30%	$19,569	23%
Clinical trial costs	22,953	29%	36,245	48%	45,839	54%
Preclinical research costs	11,443	14%	8,411	11%	8,418	10%
Drug licensing costs	8,559	11%	2,437	3%	8,071	10%
Other research and development costs	15,106	19%	6,002	8%	2,496	3%
Total research and development costs	$80,197		$75,904		$84,393

Our current R&D activities mainly relate to the clinical development of our Oncology Innovation Platform.

We expense R&D costs as incurred. We record costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment or clinical site activations. We do not allocate employee-related costs, depreciation, rental and other indirect costs to specific R&D programs because these costs are deployed across multiple product programs under R&D. For 2021, other research and development costs include the cost of manufacturing Oral Paclitaxel in advance of the potential product launch in 2021. These costs are not expected to continue.

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

R&D activities are central to our business model. We expect our R&D expenses to decrease overall, as the development of most non-Cell Therapy technologies has been suspended. R&D expenses related to our Cell Therapy platform are expected to increase as we prepare for additional clinical and preclinical studies for our Cell Therapy programs. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial, regulatory and public health, including the ongoing COVID-19 pandemic, factors beyond our control will likely impact our clinical development programs and plans.

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

We anticipate that our SG&A costs associated with the commercialization of the Orascovery platform and the development of the facility in Dunkirk, NY will decrease in future periods. We expect that certain costs, including share compensation costs, insurance costs, and other administrative costs, will decrease as a result of the sale of our interest in the pharmaceutical manufacturing facility located in Dunkirk, NY. Meanwhile, we anticipate that cost related to legal, compliance, accounting and investor and public relations expenses associated with being a public company will remain consistent.

Interest Expense and Interest Income

Interest expense consists primarily of interest on our long-term loans and the amortization of our debt discount. Interest income consists primarily of interest generated from our cash and short-term investments in U.S. Treasury securities, U.S. agency securities, high rated commercial papers and corporate bonds.

Loss on Extinguishment of Debt

The loss on extinguishment of debt is the result of refinancing the senior secured loan agreement with Perceptive Advisors LLC and its affiliates (“Perceptive”) with the Senior Credit Agreement with Oaktree, as well as the subsequent assignment of a portion of the Senior Credit Agreement to Sagard. The refinancing of the senior secured loan agreement with Perceptive resulted in an exit fee and the recognition of the unamortized debt discount as a loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss. The assignment of a portion of the Senior Credit Agreement to Sagard qualified as a partial debt extinguishment and resulted in a proportional loss from the existing unamortized debt discount, inclusive of unamortized deferred financing fees.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Year ended December 31,
	2021	2020	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$92,264	$105,274	$(13,010)	-12%
License and other revenue	27,917	39,117	(11,200)	-29%
Total revenue	$120,181	$144,391	(24,210)
Cost of sales	(82,406)	(95,355)	12,949	-14%
Gross profit	37,775	49,036	(11,261)
Research and development expenses	(80,197)	(75,904)	(4,293)	6%
Selling, general, and administrative expenses	(72,553)	(92,859)	20,306	-22%
Impairments	(69,419)	—	(69,419)	100%
Interest income	227	874	(647)	-74%
Interest expense	(20,742)	(11,219)	(9,523)	85%
Loss on extinguishment of debt	—	(10,278)	10,278	-100%
Income tax benefit (expense)	10,604	(4,088)	14,692	NM
Net loss from continuing operations	(194,305)	(144,438)	(49,867)
Loss from discontinued operations	(7,731)	(3,996)	(3,735)	93%
Net loss	(202,036)	(148,434)	(53,602)
Less: net loss attributable to non-controlling interests	(2,268)	(2,255)	(13)	-1%
Net loss attributable to Athenex, Inc.	$(199,768)	$(146,179)	$(53,589)

Revenue

Product sales for the year ended December 31, 2021 was $92.6 million, a decrease of $13.0 million, or 12%, as compared to $105.3 million for the year ended December 31, 2020. This decrease was primarily attributable to a decrease in APD product sales of $22.6 million. The prior year had an increase in demand for COVID-19 related drugs and for FDA shortage products, including some significant non-recurring orders. In addition, in the first half of 2021, we experienced significant COVID-related challenges in our Indian supply chain and to a lesser extent in China. As a result, we did not receive some inventory from our partners located in these countries for a certain period of time. This decrease in APD product sales was partially offset by an increase in 503B sales of $7.8 million as the result of the increase in demand for certain drugs used to treat patients hospitalized with COVID-19. Contract manufacturing sale and API product sales experienced increases of $1.4 million and $0.4 million, respectively.

License fees and other revenue decreased to $27.9 million for the year ended December 31, 2021, from $39.1 million for the year ended December 31, 2020, a decrease of $11.2 million, or 29%. During the year ended December 31, 2021, we recorded $20.0 million and $5.0 million of license revenue pursuant to our license agreement with Almirall upon the launch of Klisyri in the U.S. in February 2021 and in Europe in September 2021, respectively, and $0.5 million related to the upfront fee pursuant to the Second Amendment to the PharmaEssentia Agreement, for the license of Tirbanibulin in Japan and South Korea. During the year ended December 31, 2020, we recognized $37.7 million in license revenue, net of $2.3 million VAT pursuant to the Xiangxue License to develop and commercialize Oral Paclitaxel, Oral Irinotecan, and tirbanibulin ointment in People’s Republic of China (“PRC” or “China”), Hong Kong, and Macau, and $1.0 million in license revenue pursuant to the license agreement we entered into with PharmaEssentia to develop and commercialize Oral Paclitaxel, Oral Irinotecan, and Oral Docetaxel in Taiwan, Singapore, and Vietnam.

Cost of Sales

Cost of sales totaled $82.4 million for the year ended December 31, 2021, a decrease of $12.9 million, or 14%, as compared to $95.4 million for the year ended December 31, 2020. The decrease in our cost of APD product sales was in-line with the decrease in APD product revenue and was partially offset by increases in cost of sales related to the increases in 503B, Contract Manufacturing, and API product sales. In the year ended December 31, 2020, we incurred sublicense fees of $5.8 million on our license revenue, which did not occur in 2021.

Research and Development Expenses

R&D expenses totaled $80.2 million for the year ended December 31, 2021, an increase of $4.3 million, or 6%, as compared to $75.9 million for the year ended December 31, 2020. This was primarily due to an increase in costs related to Oral Paclitaxel, drug licensing costs, cell therapy costs, and compensation, and included the following:

•
$9.5 million increase in Oral Paclitaxel product development, API, and medical affairs costs associated with the potential product launch in 2021;
•
$6.2 million increase in drug licensing costs, due to license payments for specialty pharmaceutical products, a license milestone payment related to Arginine deprivation therapy, and the repurchase of Orascovery rights from Xiangxue; and
•
$4.4 million increase in cell therapy development costs.

The increase in these R&D expenses was partially offset by a decrease of $8.8 million in costs of clinical operations after completion of the Phase 3 studies for tirbanibulin ointment and Oral Paclitaxel, a decrease of $4.4 million in regulatory costs in connection with our NDA preparations, a decrease of $1.4 million in preclinical operations, a decrease of $0.7 million in research and development related compensation and a decrease of $0.5 million in costs of other product development.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses totaled $72.6 million for the year ended December 31, 2021, a decrease of $20.3 million, or 22%, as compared to $92.9 million for the year ended December 31, 2020. This was primarily due to a $24.8 million decrease of costs for preparing to commercialize Oral Paclitaxel as significant pre-launch activities occurred in 2020 and slowed upon receipt of the Complete Response Letter in February 2021. In addition, we did not record a provision for credit losses in 2021, compared to provision for credit losses of $8.9 million from 2020. Compensation related costs decreased by $0.2 million in 2021 compared to 2020. These decreases were partially offset by a $4.2 million increase from the change in fair value of contingent consideration, a $5.9 million increase in operating costs including insurance costs, IT costs, other professional fees, and the costs to operate our manufacturing facility in Chongqing, China, and a $3.5 million increase in professional fees and other expenses related to the acquisition of Kuur.

Impairments

During the year ended December 31, 2021, we recognized goodwill impairment expense of $67.7 million and impairment of other intangible assets of $1.7 million. Of the total goodwill impairment, $26.6 million was related to the Global Supply Chain Platform reporting unit, representing a full impairment of the goodwill allocated to that reporting unit, and $41.1 million was related to the Oncology Innovation Platform reporting unit, representing a full impairment of the goodwill allocated to that reporting unit. Goodwill impairment is the excess of a reporting unit's carrying amount over its fair value. The decrease in our estimation of the reporting units' fair value was related to the Company's decision to no longer pursue regulatory approval for Oral Paclitaxel monotherapy for the treatment of mBC in the U.S. and the delays in the launch of products in our newly constructed manufacturing facilities. No such impairment was recorded during the year ended December 31, 2020.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments and decreased by $0.6 million, or 74%, from 2020 to 2021 due a decrease in our short-term investment holdings during the year and a decrease in market rates for commercial paper, corporate bonds, and U.S. Treasury securities. Interest expense for the year ended December 31, 2021 totaled $20.7 million, an increase of $9.5 million, or 85%, as compared to $11.2 million for the year ended December 31, 2020, primarily due to increased borrowings. Interest expense in 2021 consisted of interest on borrowings under the Senior Credit Agreement with Oaktree while interest expense in 2020 included interest on borrowings under the credit agreement with Perceptive we entered into in June 2018, and the Senior Credit Agreement with Oaktree we entered into in June 2020 to repay in full the outstanding loan and fees under the credit agreement with Perceptive.

Loss on Extinguishment of Debt

We recognized a $7.2 million loss on the extinguishment of debt related to the termination of the senior secured loan agreement with Perceptive and a $3.0 million loss on the partial extinguishment of debt related to the assignment of a portion of the senior secured loan from Oaktree’s co-investors to Sagard during the year ended December 31, 2020. We did not incur loss on the extinguishment of debt during the year ended December 31, 2021.

Income Tax Expense

For the year ended December 31, 2021, income tax benefit amounted to $10.6 million, compared to income tax expense of $4.1 million for 2020. The income tax benefit in the current year is primarily the result of taxable temporary difference due to the deferred tax liability recognized for the indefinite lived intangible assets acquired in connection with the acquisition of Kuur’s in-process research and development (“IPR&D”). This taxable temporary difference is considered a source of taxable income to support the realization of deferred tax assets from the acquirer which resulted in a reversal of our valuation allowance. The income tax expense in the prior year was primarily attributable to foreign income tax withholdings on our revenue earned under our out-license arrangements.

Loss from discontinued operations

Loss from discontinued operations is comprised of operating results of the activities related to the build out of our manufacturing facility in Dunkirk, NY. This facility was sold in the first quarter of 2022. The increase in loss from discontinued operations was due to an increase in headcount and general costs necessary to prepare the Dunkirk facility for manufacturing operations. This increase was partially offset by income from a government grant in 2021, which consisted of a reimbursement of operating expenses received from New York State related to the preparation of the facility. Distributions by New York State under this arrangement in prior years were made for direct construction costs that were capital in nature and were not made to offset our operating expenses incurred in relation to such construction.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our cash requirement was primarily cash used for our R&D programs, SG&A costs associated with our operations, the development of our specialty drug operations in our Commercial Platform and 503B operations, and the investment we made in our pre-launch activities in anticipation of commercializing our proprietary drugs. We incurred net losses of $202.0 million, $148.4 million and $125.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $913.4 million. Our operating activities from continuing operations used $138.3 million, $127.8 million and $97.0 million of cash during the years ended December 31, 2021, 2020, and 2019, respectively. We intend to continue to advance our various clinical and pre-clinical programs which could lead to increased cash outflow of R&D costs. While we expect our R&D expenses to decrease overall, as the development of most non-Cell Therapy technologies has been suspended, R&D expenses related to our Cell Therapy platform are expected to increase as we prepare for additional clinical and preclinical studies for our Cell Therapy programs. We can provide no assurance that the funding requirements to diversify the product portfolio for specialty drug products in the Commercial Platform and 503B operations will decline in the future. Our principal sources of liquidity as of December 31, 2021 were cash and cash equivalents totaling $35.2 million, restricted cash of $16.5 million, held in a controlled bank account in connection with the Senior Credit Agreement with Oaktree, and short-term investments totaling $10.2 million, which are generally high-quality investment grade corporate debt securities.

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

The Senior Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, the Senior Credit Agreement contains certain financial covenants, including, among other things, maintenance of minimum liquidity and a minimum revenue test, measured quarterly until the last day of the second consecutive fiscal quarter where the consolidated leverage ratio does not exceed 4.5 to 1, provided that thereafter we cannot allow our consolidated leverage ratio to exceed 4.5 to 1, measured quarterly. Failure of the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company. At December 31, 2021, we were in compliance with all applicable covenants.

Debt and Equity Financings

ATM Financing

On August 20, 2021, we entered into a sales agreement with SVB Leerink LLC, in connection with the offer and sale of up to $100,000,000 of shares of our common stock, par value $0.001 per share, in an at-the-market offering (the “ATM Offering”). During the year ended December 31, 2021, we sold 762,825 shares of our common stock for an average price of $1.49 per share under the Sales Agreement.

Public Offering of Stock

In September 2020, we completed an underwritten public offering of 10,000,000 shares of our common stock. We granted the underwriters a 30-day option to purchase up to an additional 1,500,000 shares of common stock, which was exercised in full in

September 2020. All shares were offered at a price of $11.00 per share. Net proceeds were $118.7 million, after deducting underwriting discounts and commissions and offering expenses of $7.9 million.

Oaktree Senior Credit Agreement

On June 19, 2020 (the “Closing Date”), we entered into the Senior Credit Agreement to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%, payable quarterly. We are required to make quarterly interest-only payments until June 19, 2022, after which we are required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Since September 17, 2020, we have been required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date and the commitment termination date. We are also required to pay an exit fee at maturity equal to 2.0% of the aggregate principal amount of the loans funded under the Senior Credit Agreement.

The first tranche of $100.0 million was drawn prior to June 30, 2020, with $54.1 million of the proceeds used in part to repay in full the outstanding loan and fees under the credit agreement with Perceptive and an additional $11.0 million of the upfront loan proceeds held by us as restricted cash in a debt service reserve account, and $6.4 million in fees and expenses incurred in connection with the financing, leaving $28.5 million in available proceeds from the first tranche. The second tranche of $25.0 million was drawn prior to September 30, 2020 and the third tranche of $25.0 million was drawn prior to December 31, 2020. Our ability to draw Tranches C and E of the Senior Credit Agreement was associated with the marketing approval and future sales of Oral Paclitaxel. These tranches were reduced to zero in connection with the amendment described below and are not available for future borrowing.

We are required to make mandatory prepayments of the senior secured loans with net cash proceeds from certain asset sales or insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights. In connection with the sale of the Dunkirk Facility in February 2022, we entered into an amendment to the Senior Credit Agreement (the “January Credit Agreement Amendment”) whereby we were required to repay $25.0 million, or 62.5% of the proceeds from the sale, of the outstanding principal of the loan. In addition, on the date of closing the Dunkirk Transaction, we were required to pay (i) accrued and unpaid interest and (ii) a 7.0% fee, allocated as a 2.0% Exit Fee and a 5.0% Prepayment Fee (each as defined in the Senior Credit Agreement), on the principal amount being repaid. We were required to pay Oaktree an amendment fee of $0.3 million and certain related expenses. Further, the January Credit Agreement Amendment requires us to make an additional prepayment of $12.5 million in principal plus the costs and fees described above by June 14, 2022, within 120 days of the closing of the Dunkirk Transaction.

We may voluntarily prepay the Senior Credit Agreement at any time subject to a prepayment premium which up until June 19, 2022 is equal to the amount of interest that would have been paid up to, but not including, June 19, 2022 (excluding interest amounts already paid), plus 3.0% of the principal amount of the senior secured loans being repaid. Thereafter, the prepayment premium equals 3.0% of the principal amount of the senior secured loans being repaid and is reduced over time until June 19, 2024, after which no prepayment premium is required.

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

The Senior Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, the Senior Credit Agreement contains certain financial covenants, including, among other things, maintenance of minimum liquidity and a minimum revenue test, measured quarterly until the last day of the second consecutive fiscal quarter where the consolidated leverage ratio does not exceed 4.5 to 1, provided that thereafter we cannot allow our consolidated leverage ratio to exceed 4.5 to 1, measured quarterly. Failure of the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company. At December 31, 2021, we were in compliance with all applicable covenants.

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

In connection with our entry into the Senior Credit Agreement, we granted warrants to Oaktree to purchase up to an aggregate of 908,393 shares of our common stock at a purchase price of $12.63 per share. Under the January Credit Agreement Amendment, the warrants were amended to change the exercise price to be paid per share upon exercise of the warrants. The January Credit Agreement Amendment provides that the exercise price for 50% of the shares underlying the warrants will be $1.10 per share. The exercise price for the remaining 50% of the warrants was not changed by the January Credit Agreement Amendment.

Outlook

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth. We may borrow additional funds on terms that may include restrictive covenants, including covenants that further restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements or by monetizing non-core assets, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As of December 31, 2021, we had cash and cash equivalents of $35.2 million, restricted cash of $16.5 million, and short-term investments of $10.2 million. We are implementing cost savings programs and plan to monetize non-core assets and raise capital in order to extend our cash runway in 2022. If we are unable to raise additional capital or monetize assets, we believe that the existing cash and cash equivalents, restricted cash, and short-term investments will not be sufficient to fund current operating plans through one year after the date that these audited consolidated financial statements are issued. We have concluded that this raises substantial doubt about our ability to continue as a going concern. See Part II, Item 8. Note 1—Company and Nature of Business for further information regarding our ability to continue as a going concern. We have based these estimates on assumptions that may prove to be wrong, and we could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. Although we plan to raise additional funds though the sale of non-core assets and selling equity securities, these plans are subject to market conditions which are outside of our control, and therefore cannot be deemed to be probable. There can be no assurance that additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.

We anticipate that our expenses will cover the following activities as we:

•
Advance the preclinical and clinical research program and development activities of our Cell Therapy technology platform;
•
Continue our preclinical and clinical research program and development activities related to our Mission;
•
Seek to identify additional research programs and product candidates within existing Cell Therapy platform; and
•
Maintain, expand and protect our intellectual property (“IP”) portfolio.

We have made certain changes to our budgeted expenses in light of the CRL for Oral Paclitaxel we received in February 2021 and the Type A meetings with the FDA, including curtailing commercialization expenses and investing in additional products for our specialty drug product business. However, our expenses could increase as we continue to fund clinical and preclinical development of our research programs by advancing our Cell Therapy programs, certain candidates in our pipeline, our specialty drug products, working capital and other general corporate purposes. Capital expenditure at the Sintaho facility may continue to grow and be significant as we build out the plant to manufacture Tirbanibulin APIs. We have based our estimates on assumptions that might prove to be wrong and we might use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to accurately estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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
•
Progress of our drug candidates to progress through clinical development successfully;
•
The initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our other programs and potential drug candidates;
•
The costs of construction and fit-out of planned drug manufacture at our API manufacturing facility;
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

We believe that the existing cash and cash equivalents, restricted cash, and short-term investments will not be sufficient to fund current operating plans through one year after the date that these audited consolidated financial statements are issued. Our estimates are based on relevant conditions that are known and reasonably knowable at the date of these consolidated financial statements being available for issuance and are subject to change due to changes in business, industry or macroeconomic conditions. Further, we do not expect to have access to additional capital under the Senior Credit Agreement. We have based these estimates on assumptions that may prove to be wrong, and we could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

Cash Flows

The following table provides information regarding our cash flows from continuing and discontinued operations for the years ended December 31, 2021, 2020, and 2019:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities from continuing operations	$(138,271)	$(127,758)	$(96,981)
Net cash provided by (used in) investing activities from continuing operations	119,927	(114,338)	11,357
Net cash provided by financing activities from continuing operations	2,640	209,519	167,452
Net cash used in discontinued operations	(19,229)	(8,211)	(4,337)
Net effect of foreign exchange rate changes	548	(799)	389
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(34,385)	$(41,587)	$77,880

Net Cash Used in Operating Activities

The use of cash in all periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The primary use of our cash in all periods presented was to fund our R&D, regulatory and other clinical trial costs, drug licensing costs, inventory purchases, pre-launch commercialization activities, build-out of our manufacturing facilities, and other expenditures related to sales, marketing and administration. Our prepaid expenses and other current assets, accounts payable and accrued expense balances in all periods presented were affected by the timing of vendor invoicing and payments.

During the year ended December 31, 2021, operating activities from continuing operations used $138.3 million of cash, which resulted principally from our net loss from continuing operations of $194.3 million, adjusted for non-cash charges of $90.7 million, non-cash income benefit of $10.8 million related to the reversal of our valuation allowance on our deferred tax assets to offset the deferred tax liability assumed in connection with the acquisition of Kuur’s IPR&D, and cash used by our operating assets and liabilities of $23.8 million. Our net non-cash charges during the year ended December 31, 2021 consisted of $69.4 million of impairment of goodwill and intangible assets, $9.2 million of stock-based compensation expense, $4.7 million depreciation and amortization expense, $4.2 million change in fair value of contingent consideration, $2.9 million amortization of debt discount, and $0.6 million write-off of deferred debt issuance costs related to the Revenue Interest Financing. Our operating assets increased $2.7 million for accounts receivable mainly related to the timing of revenues, decreased $4.1 million in prepaid expenses and other assets, and increased $5.9 million for inventory of all drug products. Our operating liabilities decreased by $19.2 million mainly due to a decrease in accrued wages and benefits, accrued construction costs for the Dunkirk, NY facility, accrued costs for potential product launch, accrued selling fees and rebates, and accrued interest, partially offset by an increase in deferred revenue. Net cash used in operating activities from discontinued operations in 2021 was $4.1 million, primarily related to the operating expenses incurred by the activities at the Dunkirk facility.

During the year ended December 31, 2020, operating activities from continuing operations used $127.8 million of cash, which resulted principally from our net loss from continuing operations of $144.4 million, adjusted for non-cash charges of $37.2 million. Cash used by our operating assets and liabilities was $20.5 million primarily due to increases in accounts receivable and a decrease in accrued expenses. Our net non-cash charges during the year ended December 31, 2020 primarily consisted of $10.9 million of stock-based compensation, $10.3 million of loss on extinguishment of debt, $9.5 million provision for expected credit losses, $4.5 million of depreciation and amortization, and $1.8 million of amortization of debt discount. Net cash used in operating activities from discontinued operations in 2020 was $3.5 million, related to the operations at the Dunkirk facility.

During the year ended December 31, 2019, operating activities from continuing operations used $97.0 million of cash, which resulted principally from our net loss of $125.0 million, adjusted for non-cash charges of $15.4 million. Cash provided by our operating assets and liabilities was $12.6 million primarily due to increases in accounts payable and accrued expenses. Our net non-cash charges during the year ended December 31, 2019 primarily consisted of $3.8 million in depreciation and amortization expense, $9.9 million in stock-based compensation expense, and $1.0 million in amortization of debt discount. Net cash used in operating activities from discontinued operations in 2019 was $0.5 million, related to the operations at the Dunkirk facility.

Net Cash (Used in) Provided by Investing Activities

In 2021, cash provided by investing activities of continuing operations of $119.9 million was primarily attributable to $128.9 million in the sale and maturity of short-term investments, net of purchases, $8.4 million in purchasing property and equipment for continuing operations, primarily, our Sintaho facility, and $2.1 million in payments for licenses, partially offset by cash received from the acquisition of Kuur of $1.4 million. Net cash used in investing activities of discontinued operations in 2021 was $14.9 million, related to purchasing property and equipment at the Dunkirk facility.

In 2020, cash used in investing activities of continuing operations of $114.3 million was primarily attributable to $105.5 million in purchases of short-term investments, net of sales and maturities, $8.6 million in purchasing property and equipment for continuing operations $0.2 million in payment for licenses. Net cash used in investing activities of discontinued operations in 2020 was $4.6 million, related to purchasing property and equipment at the Dunkirk facility.

In 2019, cash provided by investing activities of continuing operations of $11.4 million was primarily attributable to $24.4 million in sale and maturity of short-term investments, net of purchases, and $0.9 million provided by the acquisition of CIDAL, offset by $9.7 million in purchasing property and equipment for continuing operations, and $4.2 million in payment for licenses. Net cash used in investing activities of discontinued operations in 2019 was $3.9 million, related to purchasing property and equipment at the Dunkirk facility.

Net Cash Provided by Financing Activities

In 2021, cash provided by financing activities of continuing operations was $2.6 million, which primarily consisted of the proceeds from the exercise of stock options of $1.6 million, proceeds from the sale of shares in the ATM Offering of $1.3 million in December, and proceeds from the issuance of debt of $0.8 million, partially offset by the repayment of long-term debt and finance lease obligations of $1.0 million. Net cash used in financing activities of discontinued operations in 2021 was $0.2 million, related to the repayment of finance lease obligations.

In 2020, cash provided by financing activities of continuing operations was $209.5 million, which primarily consisted of $127.0 million from the sale of common stock and $143.0 million from the draw downs of debt from our Senior Credit Agreement with Oaktree and $2.1 million to fund our new API plant in China, $7.0 million from the issuance of warrants to Oaktree and Sagard, and $1.7 million from the exercise of stock options, partially offset by $54.3 million repayment of the Perceptive loan and other long-term debt, and $7.9 million and $9.4 million issuance costs related to sale of our common stock in our underwritten follow-on public offering and the issuance of the new Oaktree debt and warrants to Oaktree and Sagard, respectively. Net cash used in financing activities of discontinued operations in 2020 was $0.1 million, related to the repayment of finance lease obligations.

In 2019, cash provided by financing activities of continuing operations was $167.5 million, which primarily consisted of net proceeds of $161.1 million from the issuance of our common stock mostly from private placements, net of offering expenses of approximately $1.1 million, and $6.5 million from the issuance of debt to fund our new API plant in China, offset by $1.0 million repayment of debt and finance lease obligations.

Indebtedness

We had $157.7 million and $157.8 million of debt as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, this primarily consisted of the Senior Credit Agreement entered into with Oaktree during 2020, and a credit agreement with Chongqing Maliu Riverside Development and Investment Co., LTD, and finance and operating lease obligations.

In 2020, we entered into a Senior Credit Agreement with Oaktree to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%, payable quarterly. We have drawn three tranches amounting to $150.0 million; the remaining two tranches totaling $75.0 million were reduced to zero in connection with the January Credit Agreement Amendment in February 2022. We are required to make quarterly interest-only payments until June 19, 2022, after which we are also required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Since September 17, 2020, we have been required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date and the commitment termination date. We are also required to pay an exit fee at maturity equal to 2.0% of the aggregate principal amount of the loans funded under the Senior Credit Agreement. Upon closing of the Dunkirk Transaction in February 2022, we repaid $25.0 million of the outstanding principal, plus any unpaid and accrued interest, plus the 2.0% exit fee and the 5.0% prepayment fee pursuant to the January Credit Agreement Amendment.

In 2019, we entered into a credit agreement which amended the existing partnership agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), for a Renminbi ¥50.0 million (USD $7.2 million at December 31, 2019) line of credit to be used for the construction of the new API plant in China. We are required to repay the principal amount with accrued interest within three years after the plant receives the cGMP certification, with 20% of the total loan with accrued interest is due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount, which is expected to approximate 4.75% annually. If we fail to obtain the cGMP certification within three years upon the completion and acceptance of the plant, we shall return all renovation costs with the accrued interest to CQ, in a single transaction within the first ten business days of the next day. If we fail to obtain the cGMP certification within three years of the acceptance of the plant, we are required to return all renovation costs with accrued interest to CQ within ten business days. As of December 31, 2021, the balance due to CQ was $7.8 million.

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

Contractual Obligations

A summary of our contractual obligations as of December 31, 2021 is as follows:

	Payments Due by Period				Total
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Amounts Committed
	(in thousands)
Operating leases	$3,020	$4,218	$1,819	$132	$9,189
Long-term debt	47,507	25,811	89,377	—	162,695
Finance lease obligations	159	207	—	—	366
License fees	916	400	—	—	1,316
	$51,602	$30,636	$91,196	$132	$173,566

Our operating and finance leases are principally for facilities and equipment. We currently lease office space in the U.S. and foreign countries to support our operations as a global organization. The operating leases in the above table include our several locations with the amounts committed by each location: (1) the rental of our global headquarters in the Conventus Center for Collaborative Medicine in Buffalo, NY; (2) the rental of our research and development facility in the IC Development Centre in Hong Kong; (3) the rental of the Commercial Platform headquarters in Chicago, IL; (4) the rental of our clinical research headquarters in Cranford, NJ; (5) the rental of our clinical data management center in Taipei, Taiwan; (6) the rental of our contract research organization throughout Latin America; (7) the rental of our Global Supply Chain distribution office in Houston, TX; (8) the rental of our Global Supply Chain API manufacturing facility in Chongqing, China; and (9) the rental of other facilities and equipment located mainly in Buffalo, NY. These locations represent $4.6 million, $0.1 million, $1.6 million, $0.2 million, $0.2 million, $0.1 million, $0.2 million, $0.4 million, and $1.7 million, respectively, of the total amounts committed. In addition to the minimum rental commitments on our operating leases we may also be required to pay amounts for taxes, insurance, maintenance and other operating expenses.

The long-term debt includes our senior secured loan and the credit agreement with CQ. The finance lease obligations represent three leases of equipment in our 503B manufacturing facility outside of Buffalo, NY. The license fees in the above table represent the amount committed and accrued under in-license agreements for specialty drug products by the Commercial platform.

In addition, we have certain obligations under licensing arrangements with third parties contingent upon achieving various development, regulatory, and commercial milestones. Pursuant to our purchase agreement of Kuur Therapeutics, we may be required to make payments worth up to $115.0 million, payable in cash of shares of our common stock, upon the occurrence of certain development and regulatory milestones related to our NKT cell therapy. Pursuant to our license agreement with Polytom, we may be required to make payments worth up to $44.0 million of our common stock or cash upon the occurrence of certain regulatory milestones related to a pegylated genetically modified human arginase, and make royalty payments representing a percentage of net sales of the licensed products. Pursuant to our license agreement with Avalon HepaPOC, we may be required to make payments worth up to $4.8 million of our common stock or cash upon the occurrence of certain regulatory and sales milestones related to the meter and strips for conduct of liver function tests in humans taking our oncology drugs and make royalty payments representing a percentage of aggregate net sales of the licensed product. Pursuant to the license agreement with XLifeSc, our 55% owned joint venture Axis Therapeutics Limited, we may be required to make cash payments worth up to $108.0 million upon the occurrence of certain regulatory milestones related to XLifeSc’s proprietary TCR-T technology, and make royalty payments representing a percentage of aggregate net income generated by sales of licensed products. Pursuant to our license agreements with Hanmi, we may be required to make equity payments of $24.0 million upon regulatory approval of a product within the Orasovery platform and make tiered royalty payments based on net sales of any product using the licensed intellectual property. These amounts are not included in the table above.

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

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP related to the Company's approved and late-stage drug candidates is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. The Company recognized $0.5 million in license revenue from an out-license arrangement for the year ended December 31, 2021, and $37.7 million in license revenue, net of $2.3 million value added tax (“VAT”), and $1.0 million in license revenue from two of the Company’s out-license arrangements for the year ended December 31, 2020. The Company recognized revenue allocated to the licensed IP performance obligation upon transfer of the license of $0.1 million for the year ended December 31, 2019. During the year ended December 31, 2021, the Company received $2.0 million in upfront fees for a license of TRC-T technology, which was deemed not to be distinct, as the IP is in an early stage and is dependent on development activities to be performed by the Company, and $0.7 million for licenses of Klisyri in territories in which it is not yet approved and further development activities are required to be performed by the Company. Therefore these licenses of IP and the development services were considered a bundled performance obligation. As of December 31, 2021, this bundle of performance obligations was not satisfied and the corresponding $2.7 million was recorded as deferred revenue on the Company's consolidated balance sheet.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the

Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint and adjusts its estimate of the transaction price as appropriate. To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price. The Company did not recognize revenue from other performance obligations included in the Company’s out-licensing agreements during the years ended December 31, 2021 or 2020. The Company recognized revenue allocated to development performance obligations upon transfer to the customer of $20.0 million for the year ended December 31, 2019.

Certain out-license agreements include performance obligations to manufacture and provide drug product in the future for commercial sale when the licensed product is approved. For the commercial, sales-based royalties, the consideration is predominantly related to the licensed IP and is contingent on the customer’s subsequent sales to another commercial customer. Consequently, the sales- or usage-based royalty exception would apply. Revenue will be recognized for the commercial, sales-based milestones as the underlying sales occur. The Company recognized $25.0 million in commercial milestones and $1.0 million in royalties during the year ended December 31, 2021. No such revenues were recorded during 2020.

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation. The Company did not use any other significant judgments related to out-licensing revenue during the years ended December 31, 2021 and 2020.

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

3.
Commercial Platform

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference, if any, between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of December 31, 2021 and 2020, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $22.9 million and $12.6 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $129.0 million, $89.3 million, and $87.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Goodwill

The Company tests goodwill for impairment annually on October 1st, the Company’s annual goodwill impairment measurement date, or more frequently if a triggering event occurs, and it updates its test with information that becomes available through the end of the period reported. The Company has three operating segments, each of which represents a separate reporting unit: Oncology Innovation Platform, Commercial Platform, and Global Supply Chain Platform. Each of the three reporting units has discrete financial information that is reviewed by segment managers. Goodwill was assigned to two reporting units: Oncology Innovation Platform and Global Supply Chain Platform. Goodwill impairment exists when the fair value of goodwill is less than its carrying value. The Company determined that an impairment triggering event occurred during the first quarter of 2021 and, consistent with our annual policy, performed a test as of our annual goodwill impairment evaluation date, October 1, 2021, subsequently updating that analysis to December 31, 2021 using new information that became available regarding conditions that existed as of December 31, 2021, and concluded that there was goodwill impairment of $67.7 million for the three months ended December 31, 2021. No impairment of goodwill was recorded for the years ended December 31, 2020, and 2019. See Part II, Item 8, Note 8 - Goodwill and Intangible Assets, Net, and Note 9 -Fair Value Measurements, for additional information.

Intangible Assets, net

Intangible assets arising from a business acquisition are recognized at fair value as of the acquisition date. The Company amortizes intangible assets using the straight-line method. When the straight-line method of amortization is utilized, the estimated useful life of the intangible asset is shortened to assure the recognition of amortization expense corresponds with the expected cash flows. Other purchased intangibles, including certain licenses, are capitalized at cost and amortized on a straight-line basis over the license life, when a future economic benefit is probable and measurable. If a future economic benefit is not probable or measurable, the license costs are expensed as incurred within research and development expenses. In-process research and development ("IPR&D") intangible assets are not amortized, but rather are reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, excluding goodwill, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. The Company determined that impairment indicators occurred during the first and fourth quarters of 2021 and concluded that there was impairment of intangible assets other than goodwill amounting to $1.7 million for the year ended December 31, 2021. See Part II, Item 8, Note 8 – Goodwill and Intangible Assets, net for additional details.

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

Recent Accounting Pronouncements

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board, SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. Refer to Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

A portion of our business is located outside the U.S. and, as a result, we generate revenue and incur expenses denominated in currencies other that the U.S. dollar, a majority of which is denominated in RMB. In 2021, 2020, and 2019, approximately 1%, 1% and 2%, respectively, of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. As of December 31, 2021, we had cash and cash equivalents of approximately $4.6 million at our Chinese subsidiaries. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $35.2 million, restricted cash of $16.5 million, and short-term investments of $10.2 million as of December 31, 2021, which consisted primarily of U.S. government or high-quality investment grade corporate debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in U.S. market interest rates is not expected to have a material impact on our consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Credit Risk

We had cash and cash equivalents of $35.2 million, $69.6 million and $127.7 million and marketable securities of $10.2 million, $138.6 million, and $33.1 million at December 31, 2021, 2020, and 2019, respectively. Substantially all of our bank deposits are in major financial institutions, which we believe are of high credit quality. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athenex, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2021, and expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations, and forecasts that it will violate its debt covenants, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Chargebacks – Refer to Note 19 (Commercial Platform) to the consolidated financial statements

Critical Audit Matter Description

The Company has revenue agreements with certain independent pharmaceutical wholesalers to sell and distribute specialty products. These wholesalers then sell these specialty drug products to an end-user (Hospital, alternative healthcare facility, etc.). In such case, sales are initially recorded at the price sold to the wholesaler. Because these prices will be reduced for the end-user, the Company records a contra asset in accounts receivable and a reduction to revenue at the time of the sale, using the difference between the list price and the estimated end-user contract price. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user and such chargeback is offset against the initial estimated contra asset. The provision for chargebacks as of December 31, 2021 was $22.9 million, included as a reduction of accounts receivable.

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
•
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
•
Additionally, we also performed procedures over the historical accuracy of the chargeback accrual through comparison of initial estimates to actual chargebacks incurred.

Accounting for Business Combinations – Refer to Note 3 (Kuur Acquisition) to the consolidated financial statements

Critical Audit Matter Description

The Company entered into an Agreement and Plan of Merger with Kuur Therapeutics, Inc. (“Kuur”) in May 2021, where the Company acquired 100 percent of the outstanding shares of Kuur (the “Merger”). The Company identified the Merger as a business combination, and the purchase price consisted of 14,228,066 shares of the Company’s common stock, issued at $3.71 per share, with a fair value of $52.8 million, plus the fair value of future milestone payments amounting to $19.8 million, recorded as a contingent consideration liability within the Company’s consolidated balance sheet. The Merger resulted in the recognition of identifiable assets, net of liabilities assumed, of $43.9 million, plus goodwill of $28.7 million.

We identified the Company’s valuation of acquired in-process research and development (“IPR&D”) indefinite-lived intangible assets of $64.9 million, in addition to the contingent consideration liability recognized in connection with the Merger of $19.8 million, as a critical audit matter because of the judgments necessary for management to estimate the acquisition date fair values of such balances. The significant assumptions used to estimate the fair value of the acquired IPR&D and contingent consideration liability included discount rates, as well as certain other business-related assumptions that form the basis of forecasted financial results, including probability of success factors, revenue forecasts and anticipated market penetration rates. Given the complexity of these assumptions, as well as the use of both business-related and market-related valuation techniques, this matter required a high degree of auditor judgment, and an increased extent of effort including involvement of fair value specialists, when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s accounting for acquired IPR&D, as well as the contingent consideration liability recognized in connection with the Merger, included the following, among others:

•
We tested the effectiveness of the Company’s controls associated with accounting for business combinations. For example, we tested controls over the Company’s identification and valuation of acquired IPR&D and measurement of the contingent consideration liability, including the valuation models and underlying assumptions used to develop these estimates.
•
We assessed the reasonableness of management’s key estimates and assumptions used in these valuation models. We met with the key individuals from the senior leadership team and key personnel involved in the forecasting process to discuss and evaluate management’s evidence to support the probability of success factors, revenue forecasts and anticipated market penetration rates. We tested the completeness and accuracy of the underlying data. For example, to evaluate probability of success with a potential drug candidate, we compared the Company’s probability of success factors associated with acquired IPR&D to market studies for similar products. We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies used to determine the value of the acquired IPR&D and measurement of the contingent considerations liability, including testing the mathematical accuracy of the calculation, the discount rate and company specific risks.

Goodwill – Oncology Platform reporting unit – Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually, or more frequently if the Company identifies events or circumstances indicating that the carrying value of goodwill may be impaired. The Company identified such events or circumstances during the fourth quarter of 2021 as a result of the significant decrease in the Company's market capitalization from the impact of the receipt of a complete response letter from the U.S. Food and Drug Administration regarding the Company’s new drug application for oral paclitaxel in the treatment of metastatic breast cancer, and the Company's decision to no longer pursue oral paclitaxel. As part of this impairment test, the Company considered certain qualitative and quantitative factors, such as the Company’s performance, business forecasts, and expansion plans. It reviewed key assumptions, including projected cash flows and future revenue for reporting units, and compared against the results of the prior goodwill impairment test. The Company compared the fair value of its reporting units to their carrying value. As a result, the Company has reflected goodwill impairment of $41.0 million within its Oncology Platform reporting unit. Following the impairment, the Company had no remaining goodwill as of December 31, 2021

We have identified the Company’s determination that the carrying value exceeded the fair value for its Oncology Platform reporting unit as a critical audit matter because of the significant judgments made by management in estimating the fair value of the reporting unit. The significant assumptions used to estimate the fair value of the reporting unit include the weighting of valuation methodologies, selection of reference transactions, and selection of market multiples. Given the complexity of these assumptions, this matter required a high degree of auditor judgment, and an increased extent of effort including involvement of fair value specialists, when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s goodwill impairment analysis relating to the Oncology Platform reporting unit included the following, among others:

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies, including testing the mathematical accuracy of the calculation, the weighting of such valuation methodologies, the selection of reference transactions and the selection of market multiples.
•
With the assistance of our fair value specialists, we obtained objectively verifiable information as an independent indication to evaluate the fair value of the Oncology Platform reporting unit.
•
Compared an independent estimate of the carrying value to the fair value of the Oncology Platform reporting unit.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 16, 2022

We have served as the Company’s auditor since 2015.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$35,202	$69,587
Restricted cash	16,500	16,500
Short-term investments	10,207	138,636
Accounts receivable, net of chargebacks and other deductions of $22,868 and $12,552, respectively, and provision for credit losses of $9,306 and $9,637, respectively	26,637	23,603
Inventories	34,685	28,846
Prepaid expenses and other current assets	8,885	10,012
Discontinued operations, current portion	1,280	4,777
Total current assets	133,396	291,961
Property and equipment, net	27,978	23,810
Goodwill	—	38,891
Intangible assets, net	71,896	10,218
Operating lease right-of-use assets, net	6,243	7,921
Other assets	1,087	950
Discontinued operations, non-current portion	26,848	10,578
Total assets	$267,448	$384,329
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,742	$18,417
Accrued expenses	24,453	33,870
Current portion of operating lease liabilities	2,909	3,185
Current portion of long-term debt and finance lease obligations	46,881	1,910
Discontinued operations, current portion	5,062	4,759
Total current liabilities	96,047	62,141
Long-term liabilities:
Long-term operating lease liabilities	4,494	6,355
Long-term debt and finance lease obligations	103,456	146,369
Deferred tax liabilities	1,751	56
Contingent consideration	24,076	—
Other long-term liabilities	3,046	3,852
Discontinued operations, non-current portion	126	208
Total liabilities	232,996	218,981
Commitments and contingencies (Note 20)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at December 31, 2021 and 2020; 111,802,968 and 95,066,195 shares issued at December 31, 2021 and 2020, respectively; 110,130,048 and 93,393,275 shares outstanding at December 31, 2021 and 2020, respectively	111	95
Additional paid-in capital	972,404	901,864
Accumulated other comprehensive loss	(487)	(1,134)
Accumulated deficit	(913,412)	(713,644)
Less: treasury stock, at cost; 1,672,920 shares at December 31, 2021 and 2020	(7,485)	(7,406)
Total Athenex, Inc. stockholders' equity	51,131	179,775
Non-controlling interests	(16,679)	(14,427)
Total stockholders' equity	34,452	165,348
Total liabilities and stockholders' equity	$267,448	$384,329

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product sales, net	$92,264	$105,274	$80,535
License and other revenue	27,917	39,117	20,694
Total revenue	120,181	144,391	101,229
Cost of sales	82,406	95,355	69,619
Gross profit	37,775	49,036	31,610
Operating expenses:
Research and development expenses	80,197	75,904	84,393
Selling, general, and administrative expenses	72,553	92,859	66,260
Impairments	69,419	—	—
Total operating expenses	222,169	168,763	150,653
Operating loss	(184,394)	(119,727)	(119,043)
Interest income	(227)	(874)	(1,881)
Interest expense	20,742	11,219	6,954
Loss on extinguishment of debt	—	10,278	—
Loss from continuing operations before income tax expense	(204,909)	(140,350)	(124,116)
Income tax (benefit) expense	(10,604)	4,088	928
Net loss from continuing operations	(194,305)	(144,438)	(125,044)
Loss from discontinued operations (Note 4)	7,731	3,996	489
Net loss	(202,036)	(148,434)	(125,533)
Less: net loss attributable to non-controlling interests	(2,268)	(2,255)	(1,784)
Net loss attributable to Athenex, Inc.	$(199,768)	$(146,179)	$(123,749)
Unrealized gain (loss) on investment, net of income taxes	506	(5)	(97)
Foreign currency translation adjustment, net of income taxes	141	(494)	118
Comprehensive loss	$(199,121)	$(146,678)	$(123,728)
Basic and diluted loss per Athenex, Inc. common share (Note 16):
Net loss from continuing operations	$(1.85)	$(1.67)	$(1.66)
Net loss from discontinued operations	(0.07)	(0.05)	(0.01)
Net loss per share attributable to Athenex, Inc. common stockholders	$(1.92)	$(1.72)	$(1.67)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (Note 16)	103,938,451	85,082,868	74,054,261

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated			Total
			Additional		other			Athenex, Inc.	Non-	Total
	Common Stock		paid-in	Accumulated	comprehensive	Treasury Stock		stockholders'	controlling	stockholders'
	Shares	Amount	capital	deficit	loss	Shares	Amount	equity	interests	equity
Balance at January 1, 2019	68,668,986	69	591,064	(443,716)	(656)	(1,672,920)	(7,406)	139,355	(10,586)	128,769
Sale of common stock, net of costs of $1,103	14,006,575	14	159,963	—	—	—	—	159,977	—	159,977
Equity consideration in connection with acquisition	—	—	748	—	—	—	—	748	—	748
Stock-based compensation cost	—	—	8,219	—	—	—	—	8,219	—	8,219
Restricted stock expense	223,723	—	1,671	—	—	—	—	1,671	—	1,671
Stock options exercised	331,779	—	1,983	—	—	—	—	1,983	—	1,983
Net loss	-	—	—	(123,749)	—	—	—	(123,749)	(1,784)	(125,533)
Other comprehensive loss, net of tax	—	—	—	—	21	—	—	21	—	21
Balance at December 31, 2019	83,231,063	83	763,648	(567,465)	(635)	(1,672,920)	(7,406)	188,225	(12,370)	175,855
Sale of common stock, net of costs of $7,869	11,607,322	11	119,099	—	—	—	—	119,110	—	119,110
Issuance of warrant, net	—	—	6,544	—	—	—	—	6,544	—	6,544
Stock-based compensation cost	—	—	9,833	—	—	—	—	9,833	—	9,833
Restricted stock expense	(10,820)	—	1,017	—	—	—	—	1,017	—	1,017
Stock options exercised	238,630	1	1,723	—	—	—	—	1,724	—	1,724
Non-controlling interests	—	—	—	—	—	—	—		198	198
Net loss	—	—	—	(146,179)	—	—	—	(146,179)	(2,255)	(148,434)
Other comprehensive loss, net of tax	—	—	—	—	(499)	—	—	(499)	—	(499)
Balance at December 31, 2020	95,066,195	95	901,864	(713,644)	(1,134)	(1,672,920)	(7,406)	179,775	(14,427)	165,348
Sale of common stock through ATM and ESPP, net of costs of $35	844,382	1	1,341	—	—	—	—	1,342	—	1,342
Issuance of stock in connection with acquisition of Kuur	15,601,667	15	58,412	—	—	—	—	58,427	—	58,427
Issuance of common stock in connection with Cidal contingent consideration	11,299	—	1	—	—	—	—	1	—	1
Stock-based compensation cost	—	—	8,591	—	—	—	—	8,591	—	8,591
Restricted stock expense	—	—	616	—	—	—	—	616	—	616
Stock options exercised	279,425	—	1,579	—	—	—	—	1,579	—	1,579
Treasury stock repurchase	—	—	—	—	—	—	(79)	(79)	—	(79)
Disposal of non-controlling interest	—	—	—	—	—	—	—	—	16	16
Net loss	—	—	—	(199,768)	—	—	—	(199,768)	(2,268)	(202,036)
Other comprehensive gain, net of tax	—	—	—	—	647	—	—	647	—	647
Balance at December 31, 2021	111,802,968	$111	$972,404	$(913,412)	$(487)	(1,672,920)	$(7,485)	$51,131	$(16,679)	$34,452

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss from continuing operations	$(194,305)	$(144,438)	$(125,044)
Net loss from discontinued operations	(7,731)	(3,996)	(489)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	4,682	4,461	3,807
Stock-based compensation expense	9,207	10,850	9,885
Impairment of goodwill and intangible assets	69,419	—	—
Change in fair value of contingent consideration	4,237	—	—
Provision for credit losses	(331)	9,513	—
Amortization of debt discount	2,939	1,781	1,026
(Gain) loss on disposal of assets	(150)	222	232
Write off of deferred issuance costs	648	—	—
Loss on extinguishment of debt	—	10,278	—
Deferred income taxes	(10,848)	56	486
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables, net	(2,703)	(16,427)	(3,738)
Prepaid expenses and other assets	4,056	5,877	864
Inventories	(5,899)	3,784	(3,844)
Accounts payable and accrued expenses	(19,223)	(13,715)	19,345
Net cash used in operating activities of continuing operations	(138,271)	(127,758)	(96,981)
Cash flows from investing activities of continuing operations:
Purchase of property and equipment	(8,398)	(8,622)	(9,714)
Payments for licenses	(2,137)	(214)	(4,175)
Acquisition activity	1,425	—	853
Disposal activity	101	—	—
Purchases of short-term investments	(68,672)	(161,847)	(74,697)
Sale of short-term investments	197,608	56,345	99,090
Net cash provided by (used in) investing activities of continuing operations	119,927	(114,338)	11,357
Cash flows from financing activities of continuing operations:
Proceeds from sale of stock	1,343	126,980	161,080
Proceeds from issuance of debt	783	145,126	6,464
Proceeds from issuance of warrants	—	7,039	—
Costs incurred related to the sale of stock	—	(7,869)	(1,103)
Costs incurred related to the issuance of debt and warrants	—	(9,363)	—
Proceeds from exercise of stock options	1,579	1,723	1,983
Investment from non-controlling interest	—	198	—
Repurchase of treasury stock	(79)	—	—
Repayment of finance lease obligations and long-term debt	(986)	(54,315)	(972)
Net cash provided by financing activities of continuing operations	2,640	209,519	167,452
Net (decrease) increase in cash, cash equivalents, and restricted cash from continuing operations	(15,704)	(32,577)	81,828
Net cash used in operating activities of discontinued operations	(4,108)	(3,486)	(479)
Net cash used in investing activities of discontinued operations	(14,943)	(4,634)	(3,858)
Net cash used in financing activities of discontinued operations	(178)	(91)	—
Net decrease in cash and cash equivalents from discontinued operations	(19,229)	(8,211)	(4,337)
Cash, cash equivalents, and restricted cash beginning of period	86,087	127,674	49,794
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	548	(799)	389
Cash, cash equivalents, and restricted cash, end of period (See Note 5)	$51,702	$86,087	$127,674
Supplemental cash flow disclosures
Interest paid	$20,336	$6,056	$4,925
Income taxes paid	$108	$3,066	$448
Non-cash investing and financing activities:
Accrued purchases of property and equipment from continuing operations	$246	$439	$113
Accrued purchases of property and equipment from discontinued operations	$1,679	$39	$370
Equity consideration in connection with acquisition	$52,786	$—	$748
Accrued purchases of licenses	$1,350	$2,850	$—
Accrued cost of debt issuance	$—	$750	$—
Property and equipment financed under finance leases from discontinued operations	$—	$848	$—
ROU assets derecognized from modification of operating lease obligations	$(114)	$(468)	$—

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

Athenex is a biopharmaceutical company dedicated to becoming a leader in the discovery, development, and commercialization of next generation drugs for the treatment of cancer. The Company’s mission is to improve the lives of cancer patients by creating more effective, safer and tolerable treatments. The Company has assembled a strong and experienced leadership team and has established operations across the pharmaceutical value chain to execute its goal of becoming a leader in bringing innovative cancer treatments to the market and improving health outcomes.

The Company is organized around three operating segments: (1) its Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; (2) its Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of proprietary drugs; and (3) its Global Supply Chain Platform, dedicated to providing a stable and efficient supply of APIs for clinical and commercial efforts. The Company’s current clinical pipeline in the Oncology Innovation Platform is derived from the following core technologies: (1) Cell Therapy, (2) Orascovery, based on a P-glycoprotein (“P-gp”) pump inhibitor, and (3) Src Kinase inhibition.

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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred operating losses since its inception and, as a result, as of December 31, 2021 and 2020 had an accumulated deficit of $913.4 million and $713.6 million, respectively. As of December 31, 2021, the Company had cash and cash equivalents of $35.2 million, restricted cash of $16.5 million, and short-term investments of $10.2 million. The Company projects insufficient liquidity to fund its operations through the next twelve months beyond the date of the issuance of these consolidated financial statements. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

Additionally, the Company has financial covenants associated with its Senior Credit Agreement with Oaktree that are measured each quarter. The Company is in compliance with such financial covenants as of December 31, 2021. However, the Company is forecasting that it will be in violation of both the minimum liquidity and revenue covenant included within the Senior Credit Agreement during the twelve month period subsequent to the date of this filing. Pursuant to ASC 205-40-50, the Company’s forecast does not reflect management’s plans that are outside of the Company’s control as described below. Violation of any covenant under the Credit Agreement provides the lenders with the option to accelerate the maturity of the Credit Facility, which carried an outstanding balance of $150.0 million as of December 31, 2021. Should the lenders accelerate the maturity of the Credit Facility, the Company would not have sufficient cash on hand or available liquidity to repay the outstanding debt in the event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management’s plans include seeking additional funding through planned product launches, raising capital, including leveraging the existing sales agreement with SVB Leerink (described below), asset monetization and/or seeking funding through alternative means. There can be no assurances, however, that additional funding will be available on favorable terms, or at all. Because management’s plans have not yet been finalized and are not within the Company’s control, such plans cannot be considered probable of being achieved. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The Company is subject to a number of risks similar to other biopharmaceutical companies, including, but not limited to, the lack of available capital; possible failure of preclinical testing or clinical trials; inability to obtain regulatory approval of product candidates; competitors developing new technological innovations; potential interruptions in the manufacturing and commercial supply operations; unsuccessful commercialization strategy and launch plans for its proprietary drug candidates; risks inherent in litigation, including purported class actions; market acceptance of the Company’s products; and protection of proprietary technology. If the Company or its partners do not successfully commercialize any of the Company’s product candidates, it will be unable to generate sufficient revenue and might not, if ever, achieve profitability and positive cash flow. If the Company or its partners experience significant disruptions from macroeconomic factors, it could have a material adverse impact on the Company's operations and financial condition and results.

Recent Financing Activity

At-the-market offering

On August 20, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC, in connection with the offer and sale of up to $100,000,000 of shares of the Company’s common stock, par value $0.001 per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to a registration statement on Form S-3 (File No. 333-258185) that became effective on August 12, 2021. During the year ended December 31, 2021, we sold 762,825 shares of our common stock for an average price of $1.49 per share under the Sales Agreement.

Senior Secured Loan Agreement and Detachable Warrants

On June 19, 2020, the Company entered into a senior secured loan agreement and related security agreements (the “Senior Credit Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%. The first tranche of $100.0 million was drawn by the Company prior to June 30, 2020, with the proceeds used in part to repay in full the outstanding loan and fees under the credit agreement with Perceptive Advisors LLC and its affiliates (“Perceptive”), which resulted in a loss on extinguishment of debt of $7.2 million. The second tranche of $25.0 million was drawn by the Company prior to September 30, 2020 and the third tranche of $25.0 million was drawn by the Company prior to December 31, 2020. The additional debt tranches amounting to an aggregate of $75.0 million were subject to the approval Oral Paclitaxel in the treatment of mBC, and therefore, became unavailable to the Company when it decided to no longer pursue regulatory approval in the U.S. The Company is required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. The loan agreement contains specified financial maintenance covenants. The Company was in compliance with such covenants as of December 31, 2021.

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

On January 19, 2022, the Company entered into an amendment to the Senior Credit Agreement with Oaktree (the “Amendment”). The Amendment also amended the warrants held by Oaktree that were issued on June 19, 2020 and August 4, 2020. The Amendment became effective on February 14, 2022, upon the closing of the Company’s sale of its leasehold interest in the manufacturing facility in Dunkirk, New York and certain other related assets (the “Dunkirk Transaction,” see Note 4 - Discontinued Operations). The Amendment provides that the Company make mandatory prepayment of principal to Oaktree equal to 62.5% of the cash proceeds of the Dunkirk Transaction. The Company was also required to pay (i) accrued and unpaid interest and (ii) a 7.0% fee, allocated as a 2.0% Exit Fee and a 5.0% Prepayment Fee (each as defined in the Senior Credit Agreement), on the principal amount being repaid. The Company was required to pay Oaktree an amendment fee of $0.3 million and certain related expenses upon the closing of the Dunkirk Transaction. The Amendment requires the Company to make an additional mandatory prepayment of $12.5 million in principal plus the costs and fees described above by June 14, 2022, within 120 days of the closing of the Dunkirk Transaction. Consistent with the Company’s decision to not pursue regulatory approval for Oral Paclitaxel monotherapy for the treatment of mBC in the United States, the Amendment reduced to zero the amount of the last two tranches of borrowing that had been available under the Senior Credit Agreement upon the achievement of commercial milestones. The warrants were amended to change the exercise price to be paid per share upon exercise of the warrants. The original exercise price of the warrants was $12.63 per share. The Amendment provides that the exercise price for 50% of the shares underlying the warrants will be $1.10 per share. The Dunkirk Transaction closed on February 14, 2021. The Company received proceeds of $40.0 million and used these proceeds to repay $27.4 million of the Senior Credit Agreement with Oaktree according to the terms of the Amendment.

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

Discontinued Operations

The Company reports components or groups of components as discontinued operations when such component or components are sold, disposed of other than by sale, or classified as held for sale, and the disposal of such component or components represents a strategic shift that will have a major effect on the Company's operations. Assets or asset groups classified as held-for-sale or discontinued operations are recorded at the lower of cost or fair value less cost to sell.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Such management estimates include those relating to assumptions used in clinical research accruals, chargebacks, measurement of acquired assets and assumed liabilities in business combinations, provision for credit losses, inventory reserves, deferred income taxes, the estimated useful life and recoverability of long-lived assets, contingent consideration, and the valuation of stock-based awards and other items as appropriate. Actual results could differ from those estimates.

Functional Currency

Assets and liabilities of subsidiaries that prepare financial statements in currencies other than the U.S. dollar are translated using rates of exchange as of the balance sheet date and the statements of operations and comprehensive loss are translated at the average rates of exchange for each reporting period. The Company recorded a foreign currency translation loss in accumulated other comprehensive gain of $0.1 million for the year ended December 31, 2021, a loss of $0.5 million for the year ended December 31, 2020 and a gain of $0.1 million for the year ended December 31, 2019.

Cash, Cash Equivalents, Restricted Cash, and Short-term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in checking and money market accounts, as well as short-term investments including certificates of deposit. Funds held in foreign accounts that are subject to regulations governing transfers oversees are included within cash and cash equivalents. As of December 31, 2021 and 2020, the Company had $4.6 million and $42.5 million, respectively, at its Chinese subsidiaries, which were subject to Chinese funds transfer limitations, but available for the Company’s general use. Restricted cash consists of deposits that are restricted as to their withdrawal or use. Restricted cash primarily include amounts held in a controlled bank account in connection with the Senior Credit Agreement. The Company generally does not enter into investments for trading or speculative purposes, rather to preserve its capital for the purpose of funding operations.

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

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer, as the Company determined that risk profile of its customers is consistent based on the type and industry in which they operate. These customer classes include pharmaceutical wholesalers for specialty product sales, drug manufacturers for active pharmaceutical ingredient (API) sales, and hospitals and end-users for 503B sales. Each class of customer is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the pharmaceutical industry, including unemployment rates, industry indices, and other factors, to estimate if there are current expected credit losses within its trade receivables based on the trends and the Company’s expectation of the future status of such economic and industry-specific factors. The Company believes that its customers, the majority of which are in the pharmaceutical industries with sound financial condition, and therefore, the Company’s evaluation of macroeconomic and industry-specific factors did not have a significant impact on the provision for credit losses. As of December 31, 2021 and 2020, the Company recorded a provision for credit losses of $0.4 million and $0.7 million, respectively, for accounts receivable related to the customer classes of pharmaceutical wholesalers, drug manufacturers, and hospitals and end users.

Expected credit losses related to contract assets are evaluated on an individual basis. The Company’s contract assets relate to upfront fees or milestone payments due from licensees for which the underlying performance obligations have been satisfied. The Company evaluates the financial status of the licensee and any historical payment activity from them. Macroeconomic and industry-specific factors are considered when estimated current expected credit losses related to contract assets. Contract assets are generally classified as short-term, and the Company is in frequent communication with licensees to establish timely payment terms. If the

Company expects that credit losses exist for license-related contract assets, it will record provision for such losses against the contract asset. In the third quarter of 2020, pursuant to the Xiangxue License, the Company recognized $9.4 million in license revenue, net of $0.6 million value added tax, for a milestone achievement. During 2021, the Company only received $1.5 million of the $10.0 million milestone achievement. After consideration of historical collection rates, the current financial status of the counterparty, and other macroeconomic factors, the Company recorded a provision for its expected credit losses for the outstanding balance of $8.5 million and $0.4 million related to currency conversion in its consolidated financial statements for the three months and year ended December 31, 2020, respectively. No additional provision for credit losses was recorded for contract assets during the year ended December 31, 2021.

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

The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and is charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Reserves for inventory amounted to $6.0 million and $6.2 million as of December 31, 2021 and 2020, respectively.

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

Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements. Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other current assets, accounts payable, accrued expenses, and contingent consideration. These financial instruments are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

Goodwill

The Company tests goodwill for impairment annually on October 1st, the Company’s annual goodwill impairment measurement date, or more frequently if a triggering event occurs and it updates its test with information that becomes available through the end of the period reported. The Company has three operating segments, each of which represents a separate reporting unit: Oncology Innovation Platform, Commercial Platform, and Global Supply Chain Platform. Each of the three reporting units has discrete financial information that is reviewed by segment managers. Goodwill is assigned to two reporting units: Oncology Innovation Platform and Global Supply Chain Platform. Goodwill impairment exists when the fair value of goodwill is less than its carrying value. The Company determined that an impairment triggering event occurred during the first quarter of 2021 and, consistent with our annual policy, performed a test as of our annual goodwill impairment evaluation date, October 1, 2021, subsequently updating that analysis to December 31, 2021 using new information that became available regarding conditions that existed as of December 31, 2021, and concluded that there was goodwill impairment of $67.7 million for the three months ended December 31, 2021. No impairment of goodwill was recorded for the years ended December 31, 2020, and 2019. See Note 8 - Goodwill and Intangible Assets, Net, and Note 9 - Fair Value Measurements, for additional information.

Intangible Assets, net

Intangible assets arising from a business acquisition are recognized at fair value as of the acquisition date. The Company amortizes intangible assets using the straight-line method. When the straight-line method of amortization is utilized, the estimated useful life of the intangible asset is shortened to assure the recognition of amortization expense corresponds with the expected cash flows. Other purchased intangibles, including certain licenses, are capitalized at cost and amortized on a straight-line basis over the license life, when a future economic benefit is probable and measurable. If a future economic benefit is not probable or measurable, the license costs are expensed as incurred within research and development expenses. In-process research and development ("IPR&D") intangible assets are not amortized, but rather are reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, excluding goodwill, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. The Company determined that impairment indicators occurred during the first and fourth quarters of 2021 and concluded that there was impairment of intangible assets other than goodwill amounting to $1.7 million for the three months ended December 31, 2021. During the years ended December 31, 2020 and 2019, the Company recorded $0 and $0.2 million of impairment, respectively, for intangible assets other than goodwill. See Note 8 – Goodwill and Intangible Assets, net for additional details.

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

Revenue Recognition

Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract to identify the performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product sales, license fees and consulting revenue, and grant revenue, see Note 19 – Revenue Recognition. The Company did not record an adjustment to revenue upon adoption.

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

Stock grants and restricted stock awards

The Company grants common stock and restricted stock awards to employees, officers, and directors and records the fair value of these grants, based on the fair value of the common stock on the grant date, as compensation expense throughout the requisite service period.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for the Company on January 1, 2022 and only impacts annual financial statement footnote disclosures. Therefore, the adoption will not have a material effect on the Company's consolidated financial statements.

3. Business Combination

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

The Company estimated fair values on May 4, 2021 for the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Merger. During the measurement period, the Company continued to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed. Measurement period adjustments were applied in the reporting period in which the adjustments were determined. During the year ended December 31, 2021, the Company recorded a measurement period adjustment to reflect the estimated fair value of IPR&D, as a result of changes in the underlying assumptions, including projected expenses and the estimated discount rate. This measurement period adjustment resulted in the increase of IPR&D of $1.4 million, a decrease in the deferred tax liability assumed of $0.2 million, and a decrease in goodwill of $1.6 million from the initial measurement reported as of June 30, 2021. To estimate the fair value of the identifiable intangible assets acquired, the Company used projected discounted cash flow method, which requires assumptions of projected revenues and expenses and an estimated discount rate, among other inputs, each of which is not observable in the market and thus are considered Level 3 inputs. The Company assumed $8.9 million of transaction incentive liability to Kuur’s key employees and independent company directors, of which $3.3 million was paid in cash and $5.6 million was paid in 1,373,601 shares of the Company’s common stock at $4.11 per share. The following table summarizes the final purchase price allocation to the fair value of assets and liabilities acquired at the date of acquisition (in thousands):

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

This acquisition is included in the Oncology Innovation Platform. The operating results of Kuur have been included within the Company’s Oncology Innovation Platform operating segment from the date of acquisition. Kuur added revenue of $0 for the year ended December 31, 2021 and contributed a net loss of $34.9 million for the year ended December 31, 2021, $28.7 million of which was related to the goodwill impairment for the Oncology Innovation Platform reporting unit.

Acquisition-related costs, including legal, regulatory, and consulting costs, amounted to $3.5 million, and are included within selling, general, and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss.

Unaudited Pro Forma Financial Results

The following table presents supplemental unaudited pro forma information for the acquisition as if it had occurred on January 1, 2020. The unaudited pro forma financial results for the year ended December 31, 2021 include the following adjustments: (1) removal of direct acquisition-related costs which would not have been incurred had the businesses been owned on the beginning of the prior reporting period, (2) the deferred tax effect if the intangible assets and purchase accounting were recorded as of the beginning of the prior reporting period, and (3) the removal of the change in fair value of Kuur convertible debt which was converted prior to the consummation of the acquisition. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of either future results of operations of the combined entity or results that might have been achieved had the acquisitions been consummated as of the beginning of the prior reporting period. The following table presents the unaudited pro forma consolidated financial information for the years ended December 31, 2021 and 2020 (in thousands):

Unaudited pro forma financial information	Year ended December 31,
(Athenex and Kuur Consolidated)	2021	2020
Consolidated revenue	$120,181	$145,441
Consolidated net loss	$(209,430)	$(134,450)

4. Discontinued operations

On January 7, 2022, the Company entered into a definitive agreement (the “Agreement”) with ImmunityBio, Inc. (the “Buyer”) whereby the Company agreed to sell to the Buyer its leasehold interest in a manufacturing facility in Dunkirk, New York (the “Dunkirk Facility”) and certain other related assets, as described below, in exchange for reimbursement of certain expenditures that the Company made in the Dunkirk Facility totaling $40 million. The transaction closed on February 14, 2022 and was subject to approval from the Company's lender, Oaktree. The provisions of this approval included prepayment of the senior secured loans, as described in Note 12 - Debt and Lease Obligations. The Buyer has agreed to manufacture 503B products for the Company on mutually agreed upon commercial terms.

In addition to the leasehold interest in the Dunkirk Facility, the Buyer purchased the Company’s interests in certain leased manufacturing equipment and personal property, and owned personal property and inventory at the Dunkirk Facility, along with the Company’s rights in and obligations under its agreements relating to the Dunkirk Facility with Empire State Development ("ESD"), Fort Schuyler Management Corporation ("FSMC"), and County of Chautauqua Industrial Development Agency ("CCIDA") and other parties (collectively, the "Dunkirk Operations"). The Buyer will assume all capital expenditure and hiring obligations of the Company related to the Dunkirk Operations pursuant to the Company’s existing agreements with ESD and FSMC. The Company has not assigned any of its rights to its corporate headquarters in Buffalo, New York, under this Agreement and will retain all of its rights and obligations with respect to its corporate headquarters.

As of December 31, 2021, the Dunkirk Operations met all conditions required to be classified as discontinued operations. Therefore, the operating results of the Dunkirk Operations are reported as loss from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss. The assets and liabilities related to the Dunkirk Operations are reported as assets and liabilities of discontinued operations in the accompanying balance sheets as of December 31, 2021 and 2020. These assets are recorded at the lesser of cost or fair value less cost to sell. The Dunkirk Operations have historically been included within the Global Supply Chain Platform on its consolidated financial statements.

The following table presents the financial results of the discontinued operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Selling, general, and administrative expenses	$10,190	$3,996	$489
Income from government grant	(2,459)	—	—
Loss from discontinued operations	$7,731	$3,996	$489

The selling, general, and administrative costs during the years presented was comprised primarily of compensation and consultant expenses, as well as operating expenses needed to prepare the facility.

The consolidated statements of cash flows include cash flows related to the discontinued operations due to the Company's centralized treasury and cash management processes. The following table presents additional cash flow information for the discontinued operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation expense	$321	$31	$10
Cash paid for capital expenditures	(14,943)	(4,634)	(3,858)
Property and equipment financed under finance leases	—	848	—
Repayment of finance lease obligations	(178)	(92)	—

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations (in thousands):

	December 31,
	2021	2020
Prepaid expenses and other current assets	$1,280	$4,777
Property and equipment, net	26,848	10,578
Total assets attributable to discontinued operations	$28,128	$15,355
Accounts payable	$3,763	$255
Accrued expenses	1,198	4,403
Current portion of finance lease obligations	101	101
Long-term finance lease obligations	126	208
Total liabilities attributable to discontinued operations	$5,188	$4,967

5. RESTRICTED Cash

The Company has a restricted cash balance of $16.5 million as of December 31, 2021 held in a controlled bank account in connection with the Senior Credit Agreement, which requires the Company to maintain, in a debt service reserve account, a minimum cash balance equal to twelve months of interest on the outstanding loans under the Senior Credit Agreement.

6. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials and purchased parts	$9,163	$6,498
Work in progress	4,157	776
Finished goods	21,365	21,572
Total inventories	$34,685	$28,846

7. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2021	2020
Land	$—	$1,190
Equipment	19,207	10,972
Furniture and fixtures	843	933
Computer hardware	4,702	4,169
Leasehold improvements	13,755	2,933
Construction in process	1,185	12,292
Property and equipment, gross	39,691	32,489
Less: accumulated depreciation	(11,713)	(8,679)
Property and equipment, net	$27,978	$23,810

Depreciation expense amounted to $2.8 million, $2.6 million, and $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

8. goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for each reporting unit to which goodwill is assigned for the periods indicated are as follows (in thousands):

	Global Supply Chain	Oncology Innovation Platform	Total
Balance as of January 1, 2020	$26,169	$12,344	$38,513
Effect of currency translation adjustment	327	51	378
Balance as of December 31, 2020	26,496	12,395	38,891
Goodwill acquired in connection with acquisition of Kuur	—	28,711	28,711
Effect of currency translation adjustment	142	(65)	77
Impairment	(26,638)	(41,041)	(67,679)
Balance as of December 31, 2021	$—	$—	$—

Intangible Assets, Net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	December 31, 2021
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$12,654	$6,376	$—	$6,278
Polymed customer list	1,593	1,581	12	—
Polymed technology	3,712	1,984	1,728	—
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Kuur IPR&D	64,900	—	—	64,900
Effect of currency translation adjustment	(10)	—	—	(10)
Total intangibles, net	$83,577	$9,941	$1,740	$71,896

	December 31, 2020
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$12,641	$5,157	$—	$7,484
Polymed customer list	1,593	1,418	—	175
Polymed technology	3,712	1,685	—	2,027
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Effect of currency translation adjustment	(196)	—	—	(196)
Total intangibles, net	$18,478	$8,260	$—	$10,218

In connection with the acquisition of Kuur, the Company identified three drug candidate projects and two were classified as IPR&D and recorded at their fair value on the acquisition date. Included in the IPR&D is the historical know-how, cell treatment protocols, and procedures expected to be needed to complete the related phase of testing. The fair value of IPR&D was determined for each project, or unit of account, using unobservable, level 3 inputs (see Note 3—Business Combination). IPR&D intangible assets are not amortized, but rather are reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party. During the fourth quarter of 2021, the Company identified an impairment triggering event, as described below, and therefore assessed the recoverability of the Kuur IPR&D. The Company determined the fair value considering the future discounted cash flows associated with each unit of account, which utilized the assumptions, including unobservable level 3 inputs, described in Note 3 - Business Combination. The fair value associated with the acquired IPR&D exceeded its carrying value, and therefore, the Company concluded that there was no impairment of Kuur IPR&D.

As of December 31, 2021, licenses at cost include an Orascovery license of $0.4 million and licenses purchased from Gland Pharma Ltd (“Gland”) of $3.8 million, a license purchased from MAIA Pharmaceuticals, Inc. (“MAIA”) for $4.0 million, licenses purchased from Ingenus Pharmaceuticals, LLC (“Ingenus”) for $3.0 million, and licenses of other specialty products of $1.5 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase. The license purchased from MAIA is being amortized over a period of 7 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Ingenus are being amortized over a period of 5 years and 3 years, the estimated useful life of the license agreements.

The remaining intangible assets were acquired in connection with the acquisitions of Polymed Therapeutics, Inc. (“Polymed”) and Comprehensive Drug Enterprises (“CDE”). Intangible assets are amortized using the straight-line method over their useful lives. The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. These were evaluated for impairment during 2021, as discussed below. The CDE IPR&D will not be amortized until the related projects are completed. IPR&D is tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). The Company recorded no impairments of IPR&D during the year ended December 31, 2021 or 2020. During year ended December 31, 2019, the Company abandoned projects within IPR&D and therefore, the related balances of $0.2 million was written-off as impaired and was included within research and development expenses in the consolidated statement of operations and comprehensive loss. The weighted-average useful life for all intangible assets was 6.53 years as of December 31, 2021.

The Company recorded $1.9 million, $1.8 million, and $1.9 million of amortization expense for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company expects amortization expense related to its finite-lived intangible assets for the next 5 years and thereafter to be as follows as of December 31, 2021 (in thousands):

Year ending December 31:	Estimated Amortization Expense
2022	$1,600
2023	1,570
2024	1,247
2025	1,178
2026	590
Thereafter	93
$6,278

As a result of the significant decrease in the Company's market capitalization from the impact of the CRL and the Company's decision to no longer pursue oral paclitaxel for mBC, the Company evaluated the impact on each of its reporting units to assess whether there was an impairment triggering event requiring it to perform a goodwill impairment test (ASC 350-20-35). The Company determined that impairment triggering events occurred during the first quarter of 2021 and, consistent with our annual policy, performed a test as of our annual goodwill impairment evaluation date, October 1, 2021, subsequently updating that analysis to December 31, 2021 using new information that became available regarding conditions that existed as of December 31, 2021. As part of this impairment test, the Company considered certain qualitative factors, such as the Company’s performance, business forecasts, and expansion plans. It reviewed key assumptions, including projected cash flows and future revenue for reporting units, and compared against the results of the prior goodwill impairment tests performed on March 31, 2021. Using both the income approach and the market approach for its Global Supply Chain Platform and Oncology Innovation Platform, with the discount rate selected considering and capturing the related risk associated with the forecast, the Company compared the fair value of the two reporting units to carrying value. Based on the results, the carrying value of each of our reporting units exceeded their fair value and the goodwill was determined to be impaired. $26.6 million, representing the full amount of goodwill allocated to the Global Supply Chain Platform, was written off as impaired during the fourth quarter of 2021. Additionally, $41.1 million, representing the full amount of goodwill allocated to the Oncology Innovation Platform was written off as impaired during the fourth quarter of 2021. These impairment charges were the result of the Company's Step-1 goodwill impairment test, which reflected a decrease in the future expected cash flows related to oral paclitaxel, along with increases in discount rates to reflect the uncertainty of future cash flows. Additionally, in the market approaches used, including the guideline company and guideline transaction methods, the Company utilized greater size & risk discounts to reflect the additional risk associated with the Company's performance. Estimating the fair value of goodwill requires the use of estimates and significant judgments that are based on a number of factors, including unobservable level 3 inputs. These estimates and judgments may not be within the control of the Company and accordingly it is reasonably possible that the judgments and estimates could change in future periods.

In connection with the impairment triggering event identified above, the Company evaluated the recoverability of its long-lived assets to determine whether any assets or asset groups were impaired. The Company compared the undiscounted cash flows to the carrying value of each asset group, and if the undiscounted cash flows were less than its carrying value, the asset or asset group was impaired by the excess of its carrying value over its fair value. During the fourth quarter of 2021, the Company determined that the carrying value of the Polymed technology and customer list were greater than their fair value, as these intangible assets related to the Chongqing Taihao manufacturing facility, which is being phased-out with the addition of the new API manufacturing facility in Chongqing, China. Therefore, the corresponding values of $1.7 million and less than $0.1 million, respectively, were written off as impaired. The evaluation of the long-lived assets requires the use of estimates and significant judgments that are based on a number of factors, including unobservable level 3 inputs. These estimates and judgments may not be within the control of the Company and accordingly it is reasonably possible that the judgments or estimates could change in future periods.
9. fair value measurements

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, an equity investment, accounts receivable, accounts payable, accrued expenses, contingent consideration, and debt. Short-term investments and the equity investment are stated at fair value. Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and debt, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the years ended December 31, 2021, 2020, or 2019.

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$7,937	$7,937	$—	$—
Short-term investments - certificates of deposit	2,000	—	2,000	—
Short-term investments - commercial paper	10,446	—	10,446	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	9,488	—	9,488	—
Available-for-sale investment	719	719	—	—
Total assets	$30,590	$8,656	$21,934	$—

Liabilities:
Contingent consideration - Kuur	$24,076	$—	$—	$24,076
Total liabilities	$24,076	$—	$—	$24,076

	Fair Value Measurements at December 31, 2020 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$5,615	$5,615	$—	$—
Short-term investments - certificates of deposit	4,070	—	4,070	—
Short-term investments - U.S. government bonds	5,000	—	5,000	—
Short-term investments - commercial paper	34,860	—	34,860	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	20,696	—	20,696	—
Short-term investments - U.S. government bonds	14,998	—	14,998	—
Short-term investments - commercial paper	102,715	—	102,715	—
Available-for-sale investment	227	227	—	—
Total assets	$188,181	$5,842	$182,339	$—

The following tables represent the fair value hierarchy for those assets that the Company measured at fair value on a non-recurring basis as of December 31, 2021 (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Intangible assets, net	71,896	—	—	71,896
Total assets	$71,896	$—	$—	$71,896

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

The Company owns 68,000 shares of PharmaEssentia Corp. (“PharmaEssentia”), a company publicly traded on the Taiwan OTC Exchange. As of December 31, 2021 and 2020, the Company’s investment in PharmaEssentia is valued at the reported closing price. This investment is classified as a level 1 investment and is recorded as an available-for-sale investment within short-term investments on the Company’s consolidated balance sheet.

During the year ended December 31, 2021, the Company recorded a goodwill impairment loss of $67.7 million (See Note 8 - Goodwill and Intangible Assets, Net. This non-financial asset was measured at fair value on a non-recurring basis subsequent to its initial recognition. The Company considers the fair value of goodwill to be a level 3 measurement due to the presence of significant unobservable inputs that are based on estimates. See Note 8 for a discussion on the valuation methodologies used to measure goodwill.

10. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued wages and benefits	$2,047	$6,421
Accrued selling fees, rebates, and royalties	6,890	9,046
Accrued inventory purchases	4,217	3,714
Deferred revenue	3,291	1,147
Accrued clinical expenses	3,116	2,949
Accrued operating expenses	2,706	3,222
Accrued tax withholdings	1,804	1,948
Accrued interest	266	3,583
Accrued R&D licensing fees	116	366
Accrued costs for product launch	—	1,474
Total accrued expenses	$24,453	$33,870

11. INCOME TAXES

The Company recorded income tax benefit from continuing operations of $10.6 million during the year ended December 31, 2021 and income tax expense of $4.1 million and $0.9 million during the years ended December 31, 2020 and 2019, respectively. The current year income tax benefit is primarily the result of the taxable temporary difference due to the deferred tax liability recognized for the indefinite lived intangible assets acquired in connection with the acquisition of Kuur’s IPR&D. This taxable temporary difference is considered a source of taxable income to support the realization of deferred tax assets from the acquirer which resulted in a reversal of the Company’s valuation allowance. The prior years' income tax expense is attributable to foreign withholding taxes. The Company and its other subsidiaries were in a cumulative loss position as of December 31, 2021.

The components of loss before income tax (benefit) expense from continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(175,867)	$(133,929)	$(109,769)
Foreign	(29,042)	(10,417)	(14,836)
	$(204,909)	$(144,346)	$(124,605)

The components of loss before income tax (benefit) expense from discontinued operations consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(7,731)	$(3,996)	$(489)
Foreign	—	—	—
	$(7,731)	$(3,996)	$(489)

The components of the income tax (benefit) expense from continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	15	4	23
Foreign	234	4,026	419
	249	4,030	442
Deferred:
Federal	7,723	(26,262)	(26,775)
State	(283)	(869)	(2,562)
Foreign	257	(1,424)	(2,411)
	7,697	(28,555)	(31,748)
Change in valuation allowance	(18,550)	28,613	32,234
	$(10,604)	$4,088	$928

The components of the income tax (benefit) expense from discontinued operations consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
	—	—	—
Deferred:
Federal	(1,624)	(1,017)	(103)
State	(52)	(47)	(5)
Foreign	—	—	—
	(1,676)	(1,064)	(108)
Change in valuation allowance	1,676	1,064	108
	$—	$—	$—

The income tax (benefit) expense from continuing operations differs from the federal statutory rate due to the following:

	Year Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.1	0.7	2.0
Foreign rate differential	(0.1)	—	0.1
Valuation allowance	9.1	(20.2)	(25.9)
Stock-based compensation	(0.5)	(2.7)	—
Goodwill impairment	(6.5)	—	—
Section 382 limitation	(11.2)	—	—
Tax credits	(5.1)	1.6	3.1
Foreign tax withholdings	—	(2.3)	(0.2)
Other	(1.6)	1.0	(0.8)
	5.2%	(2.9)%	(0.7)%

Net deferred income tax liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Intangible assets	$11,675	$11,372
Property and equipment	40	51
Stock-based compensation	7,743	7,148
Net operating loss carryforwards	108,762	106,342
Tax credit carryforwards	956	11,472
Research and development deduction	458	1,859
Reserves and accruals	20,090	13,528
Gross deferred income tax assets	149,724	151,772
Less: valuation allowance	(137,742)	(150,864)
Net deferred income tax assets	11,982	908
Intangible assets	(13,341)	(821)
Property and equipment	(392)	(143)
Gross deferred income tax liabilities	(13,733)	(964)
Net deferred income tax liabilities	$(1,751)	$(56)

As of December 31, 2021, there exists $452.4 million federal net operating losses and $99.0 million of state net operating losses. Of the federal net operating losses, $93.7 million expire beginning in 2033 and $358.7 million have an indefinite life. In addition, there exists $39.6 million of foreign net operating losses as of December 31, 2021 which may be carried forward with various years of expiration.

The valuation allowance for deferred tax assets decreased by $13.1 million for the year ended December 31, 2021 and increased by $29.7 million for the year ended December 31, 2020. The decrease in the valuation allowance in the current year was due to a reversal of a valuation allowance in connection with the acquisition of Kuur of $10.8 million and the reduction of reported net operating losses in the U.S. as a result of a Section 382 and 383 limitation of $32.2 million, offset by an increase in the valuation allowance for current year activity for additional net operating losses and tax credit carryforwards of $26.2 million and an increase recorded though purchase accounting for net operating losses of $3.7 million acquired as part of the Kuur acquisition. The increase in the prior year was due to an increase of deferred tax assets mainly for additional net operating losses and tax credit carryforwards. The Company has provided a full valuation allowance against its remaining deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future.

The Company considers whether any positions taken on the Company’s income tax returns would be considered uncertain tax positions that may require the recognition of a liability. The Company has concluded that there are no material uncertain tax positions as of December 31, 2021, 2020, and 2019. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax benefit in the consolidated statement of operations and comprehensive loss. There were no amounts recognized for interest and penalties related to unrecognized tax benefits during the years ended December 31, 2021, 2020, and 2019. The income tax returns for the taxable years 2013 to 2020 in the U.S., China, and Hong Kong remain open and subject to income tax audits.

Provision has not been made for U.S. taxes on undistributed earnings of foreign subsidiaries. Those earnings, if any, have been and will continue to be indefinitely reinvested.

Under the provisions of Section 382 and Section 383 of the Internal Revenue Code (“IRC”), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. Changes in ownership of our common stock could result in limitations on net operating loss carryforwards. For the year ended December 31, 2021, ownership changes triggered a limitation of our net operating losses and research and development credits in the amount of $108.9 million and $9.3 million, respectively. The reduction of these net operating losses created a reduction in the deferred tax asset and related valuation allowance, as reflected in the table above.

12. debt AND LEASE OBLIGATIONS

Debt

The Company’s debt as of December 31, 2021 and 2020, consists of the following (in thousands):

	December 31,
	2021	2020
Current portion of mortgage	$—	$731
Current portion of bank loan	784	764
Current portion of senior secured loan	45,938	70
Current portion of finance lease obligations	159	345
Current portion of operating lease obligations	2,909	3,185
Long-term portion of finance lease obligations	207	329
Long-term portion of operating lease obligations	4,494	6,355
Chongqing Maliu credit agreement	7,849	7,641
Senior secured loan, net of debt discount and financing fees of $8,663 and $11,601, respectively	95,400	138,399
Total	$157,740	$157,819

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

On June 19, 2020 (“Closing Date”), the Company entered into the Senior Credit Agreement with Oaktree to borrow up to $225.0 million in five tranches, with a maturity date of June 19, 2026. Three tranches (“Tranche A”, “Tranche B”, and “Tranche D”) of the term loans with an aggregate principal amount of $150.0 million were drawn by the Company in 2020. The last two tranches ("Tranche C" and "Tranche E"), amounting to an aggregate of $75.0 million, were dependent on the approval of oral paclitaxel for the treatment of mBC. Under the Amendment to the Senior Credit Agreement on January 19, 2022, the amount of these tranches was reduced to $0 and are no longer available to the Company. The loan bears interest at a fixed annual rate of 11.0%. The Company allocated the proceeds of the drawn tranches between liability and equity components and the fair value of such equity components, along with the direct costs related to the issuance of the debt were recorded as an offset to long-term debt on the consolidated balance sheets. The debt discount and financing fees are amortized on a straight-line basis, which approximates the effective interest method, over the remaining maturity of the Senior Credit Agreement. The effective interest rate of Tranches A, B and D, including the amortization of debt discount and financing fees amounts to 13.3% annually. The Company is required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Beginning on September 17, 2020, the Company was required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date or the commitment termination date. Under the Amendment, the Company was required to make a mandatory prepayment of principal to Oaktree equal to 62.5% of the cash proceeds of the Dunkirk Transaction. The Company was also required to pay (i) accrued and unpaid interest and (ii) a 7.0% fee, allocated as a 2.0% Exit Fee and a 5.0% Prepayment Fee, on the principal amount being repaid. The Company was required to pay Oaktree an amendment fee of $0.3 million and certain related expenses upon the closing of the Dunkirk Transaction. The Amendment requires the Company to make an additional mandatory prepayment of $12.5 million in principal plus the costs and fees described above by June 14, 2022. Additional prepayments of the loan, in whole or in part, will be subject to early prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company, and as of December 31, 2021, the Company has reflected an exit fee liability of $3.0 million. As of December 31, 2021, the Company has classified $45.9 million of the senior secured loan as current portion of long-term debt, comprised of three quarterly payments of $2.8 million each, due in 2022, $25.0 million due upon closing of the Dunkirk Transaction, and $12.5 million due 120 days after the closing of the Dunkirk Transaction, and it has classified $95.4 million of the senior secured loan as long-term debt on the consolidated balance sheet, comprised of the remaining principal due, less debt discount and financing fees of $8.7 million.

The Senior Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that were customarily required for similar financings. The Company is subject to certain financial covenants under the Senior Credit Agreement, including (1) a minimum liquidity amount in cash or permitted cash equivalent investments of $20.0 million from the closing date until the date on which the aggregate principal amount of loans outstanding is greater than or equal to $150.0 million (the “First Step-Up Date”), $25.0 million from the First Step-Up Date until the date on which the aggregate principal amount of loans outstanding balance is equal to $225.0 million (the “Second Step-Up Date”), and $30.0 million from the Second Step-up Date until the maturity date; (2) minimum revenue no less than 50% of target revenue beginning with the fiscal quarter ended on December 31, 2020 and with respect to each such subsequent fiscal quarter prior to the revenue covenant termination date; (3) leverage ratio covenant not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter beginning with the first fiscal quarter following the revenue covenant termination date. At December 31, 2021, the Company was in compliance with all applicable debt covenants.

Revenue Interest Financing Agreement

On August 4, 2020, the Company entered into a Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (“Sagard”), pursuant to which Sagard agreed to pay the Company $50.0 million to provide funding for the Company’s development and commercialization of Oral Paclitaxel upon receipt of marketing authorization for Oral Paclitaxel by the U.S. FDA for the treatment of mBC. The Company did not obtain marketing authorization for Oral Paclitaxel by the U.S. FDA by December 31, 2021, and therefore, a termination right became available to Sagard. Therefore, the Company is unable to draw funds from the Revenue Interest Financing and wrote off the deferred debt issuance costs related to the Revenue Interest Financing for $0.6 million during the three months ended June 30, 2021, and has included such expense within interest expense on its consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. This Revenue Interest Financing Agreement was formally terminated in March 2022.

Credit Agreements, Bank Loan and Mortgage

During the second quarter of 2019, the Company entered into a credit agreement which amended the existing partnership agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), for a Renminbi ¥50.0 million (USD $7.7 million at December 31, 2020) line of credit to be used for the construction of the new API plant in China. The Company is required to repay the principal amount with accrued interest within three years after the plant receives the cGMP certification, with 20% of the total loan with accrued interest is due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount, which is expected to approximate 4.75% annually. If the Company fails to obtain the cGMP certification within three years upon the acceptance of the plant, it shall return all renovation costs with the accrued interest to CQ in a single transaction within the first ten business days. As of December 31, 2021, the balance due to CQ was $7.8 million.

On May 15, 2020, the Company entered into a credit agreement with China Merchants Bank, enabling the Company to draw up to a Renminbi ¥5.0 million (USD $0.8 million at December 31, 2021) during the period through May 14, 2021. The Company drew the entire available credit in July 2020 and repaid the credit agreement in full on May 14, 2021. On May 28, 2021, the Company entered into a credit agreement on the same terms as that which was repaid, and withdrew the full Renminbi ¥5.0 million (USD $0.8 million at December 31, 2021) on that date. This loan has a maturity date of May 28, 2022 and bears interest at a fixed rate of 4.35% annually. The Company is required to pay the outstanding principal and all accrued interest at maturity.

During the fourth quarter of 2021, the Company sold its controlling interest in Chongqing MJ Medical Devices Co., Ltd, a subsidiary of CDE, to the non-controlling interest, for consideration of $0.1 million. The mortgage, assumed in connection with the acquisition of CDE, was transferred to the buyer in connection with the sale.

Lease Obligations

The Company has operating leases for office and manufacturing facilities in several locations in the U.S., Asia, and Latin America, and has three finance leases for manufacturing equipment used in its facilities near Buffalo, NY (see Note 20 – Commitments and Contingencies). The components of lease expense are as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	$2,971	$3,041
Finance lease cost:
Amortization of assets	256	223
Interest on lease liabilities	54	61
Total net lease cost	$3,281	$3,325

The Company has elected to exclude short-term leases from its operating lease ROU assets and lease liabilities. Lease costs for short-term leases were not material to the financial statements for the years ended December 31, 2021, 2020, and 2019. Variable lease costs for the years ended December 31, 2021, 2020, and 2019 were not material to the financial statements.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2021	December 31, 2020
Finance leases:
Property and equipment, at cost	$1,203	$1,203
Accumulated amortization, net	(585)	(333)
Property and equipment, net	$618	$870

Current obligations of finance leases	$159	$345
Long-term portion of finance leases	207	329
Total finance lease obligations	$366	$674

Weighted average remaining lease term (in years):
Operating leases	3.53	4.23
Finance leases	2.25	3.40

Weighted average discount rate:
Operating leases	12.9%	12.8%
Finance leases	9.8%	10.4%

Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended December 31, 2021
Cash paid for amount included in the measurements of lease liabilities:
Operating cash flows from operating leases	$(3,416)
Operating cash flows from finance leases	(384)
Financing cash flows from finance leases	(84)

ROU assets recognized in exchange for new operating lease obligations	$89

Future minimum payments and maturities of leases is as follows (in thousands):

Year ending December 31:	Operating Leases	Finance Leases
2022	$3,020	$168
2023	2,184	147
2024	2,034	109
2025	1,472	—
2026	347	—
Thereafter	132	—
Total lease payments	9,189	424
Less: Imputed interest	(1,786)	(58)
Total lease obligations	7,403	366
Less: Current obligations	(2,909)	(159)
Long-term lease obligations	$4,494	$207

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

On October 1, 2021, the Company entered into a lease agreement with FSMC, a not-for-profit corporation affiliated with the State of New York, to lease the 409,000 square feet, newly constructed cGMP ISO Class 5 high potency pharmaceutical manufacturing facility located in Dunkirk, NY. The lease agreement calls for annual rent payments of $2 for an initial 10-year term, with the option for the Company to renew under the same terms and conditions for an additional 10-year term. The provisions of the lease agreement are consistent with those agreed upon in the 2015 Agreement for Medical Technology Research, Development, and Innovation and Commercial Alliance (“Alliance Agreement”), and subsequent amendments, under which FSMC agreed to fund the construction costs of a new manufacturing facility in Dunkirk, NY, up to $208.0 million. Under the terms of the lease agreement and 2015 Alliance Agreement, the Company committed to spend $1.52 billion on operational expenses during the initial 10-year term, and an additional $1.5 billion on operational expenses if the Company elects to extend the lease for a second 10-year term. The Company also committed to hiring 450 employees at the Dunkirk facility within the first 5 years of operations, including hiring at least 300 new employees within 2.5 years of the Dunkirk facility becoming operational. The Company has identified this as an operating lease with a commencement date of October 1, 2021 when it could direct the use of the facility. The Company also evaluated the probability of exercising its renewal option after ten years, and determined that it is not reasonably certain whether it will exercise that option. Therefore, the lease term is comprised of the first ten-year term and the recognition of the right-of-use asset and liability did not have a significant effect on the Company’s consolidated financial statements. This operating lease was transferred to ImmunityBio, Inc. upon execution of the sale of the Dunkirk Operations in February 2022 (see Note 4 - Discontinued Operations).

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

13. Contingent Consideration

The fair value measurements of contingent consideration liabilities are determined using unobservable Level 3 inputs. These inputs include (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs could result in a lower or higher fair value measurement. The Company expects that these milestones will be achieved at varying times between 2023 and 2027.

The following table represents a reconciliation of the contingent consideration liability related to the acquisition of Kuur measured on a recurring basis using level 3 inputs as of December 31, 2021 (in thousands):

Balance as of May 4, 2021	$19,839
Adjustment to fair value	4,237
Balance as of December 31, 2021	$24,076

The increase of the contingent consideration was due to the time value of money from the initial measurement date (Kuur acquisition date) to December 31, 2021, as well as updated probabilities of future cash flows related to R&D milestones. The discount rate used in measuring the fair value of this liability is the Company's incremental borrowing rate, which is updated on a quarterly basis. The probabilities of the R&D milestones represent the probability of technical success for each therapy to which the milestones are related, and these probabilities are updated on a quarterly basis, based on the clinical stage of the therapy, along with consideration of any additional clinical data obtained during each quarter. The adjustment to the contingent consideration liability is included within selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

14. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2021, 2020, and 2019, the Company entered into transactions with individuals and other companies that have financial interests in the Company. Related party transactions included the following:

a)
In June 2018, the Company entered into two in-licensing agreements with Avalon BioMedical (Management) Limited (“Avalon”) wherein the Company obtained certain IP from Avalon to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees and future milestone payments and sales-based royalties. During the year ended December 31, 2021 and 2020, the Company recorded $2.0 million and $0 million milestone fees paid to Avalon, respectively, as research and development expenses on its consolidated statement of operations and comprehensive loss. Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of December 31, 2021 and 2020, Avalon held 786,061 shares of the Company’s common stock, which represented less than 1% of the Company’s total issued shares for both periods. Balances due from Avalon recorded on the consolidated balance sheets were not significant.

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

b)
The Company earns licensing revenue from PharmaEssentia, an entity in which the Company has an investment classified as available-for-sale (see Note 9 – Fair Value Measurements). Funds paid to PharmaEssentia under the license and cost-sharing agreements amounted to $0.1 in the year ended December 31, 2021 and $0.4 million in each of the years ended December 31, 2020 and 2019. Pursuant to out-license agreements, the Company received $3.0 million, $2.0 million, and $0 for the years ended December 31, 2021, 2020, and 2019, respectively. Of the $3.0 million in milestone payments received in 2021, $0.5 million was recognized as revenue and $2.5 million was recognized as deferred revenue (refer to Note 19 - Revenue Recognition).
c)
Certain family members of our executive officers work as employees or consultants of the Company. Such services were not significant to the consolidated financial statements.

15. STOCK-Based Compensation

Common Stock Option Plans

The Company has four equity compensation plans, adopted in 2017, 2013, 2007 and 2004 (the “Plans”) which, taken together, authorize the grant of up to 16,000,000 shares of common stock to employees, directors, and consultants. On June 5, 2020, the amendment and restatement of the 2017 Omnibus Incentive Plan (the “2017 Plan”), which increased the number of shares available for issuance under the plan by up to 500,000 shares, became effective, and was further amended as of June 18, 2021 to increase the number of shares available for issuance under the plan by up to an additional 5 million shares. Additionally, on June 14, 2017, the Company adopted its 2017 Employee Stock Purchase Plan (the “ESPP”), which authorizes the issuance of up to 1,000,000 shares of common stock for future issuances to eligible employees.

Stock Options

The total fair value of stock options vested and recorded as compensation expense during the years ended December 31, 2021, 2020, and 2019 was $8.4 million, $9.6 million, and $7.9 million, respectively. As of December 31, 2021, $11.1 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.71 years. The total intrinsic value of options exercised was approximately $0.2 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

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

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	12,496,888	$9.26	5.42	$22,463
Granted	944,095	3.77	—	—
Exercised	(279,425)	5.64	—	—
Forfeited and expired	(499,488)	9.03	—	—
Outstanding at December 31, 2021	12,662,070	$8.96	4.88	$—
Vested and exercisable at December 31, 2021	9,934,435	$8.78	3.91	$—

The Company determines the fair value of stock option awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding a number of highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes option pricing model during the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value	$3.77	$6.93	$8.06
Expected dividend yield	—%	—%	—%
Expected stock price volatility	68%	67%	64%
Risk-free interest rate	1.29%	0.91%	2.60%
Expected life of options (in years)	6.2	6.2	6.3

Restricted Stock Awards

The total fair value of restricted stock awards vested and recorded as compensation expense during the years ended December 31, 2021, 2020, and 2019 was $0.6 million, $1.0 million, and $0.6 million, respectively. Restricted stock awards cliff vest on the anniversaries of their grant date. As of December 31, 2021, $3.1 million of unrecognized cost related to non-vested restricted stock awards were expected to be recognized over a weighted-average period of approximately 2.05 years.

The following table summarizes the status of the Company's restricted stock awards.

	Shares of Restricted Stock	Weighted Average Fair Value
Nonvested at December 31, 2020	22,500	$15.65
Granted	933,595	3.69
Vested	(31,500)	7.29
Nonvested at December 31, 2021	924,595	$3.86

Employee Stock Purchase Plan

The ESPP is available to eligible employees (as defined in the plan document). Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading or the last trading day of the offering period. The current offering period extends from December 1, 2021 to May 31, 2022. The Company expects to offer six-month offering periods after the current period. The 2017 Plan reserved 1,000,000 shares of common stock for issuance under the ESPP. Stock-based compensation related to the ESPP amounted to $0.2 million for the year ended December 31, 2021 and $0.3 million for each of the years ended December 31, 2020 and 2019. The Company issued 81,557, 50,827, and 60,825 shares of common stock to participants during the years ended December 31, 2021, 2020, and 2019, respectively.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	$8,441	$9,557	$7,887
Restricted stock expense	616	1,017	566
Stock awarded to directors and officers	—	—	1,105
Employee stock purchase plan	150	276	327
Total stock-based compensation expense	$9,207	$10,850	$9,885
Cost of sales	$208	$249	$248
Research and development expenses	2,700	3,647	3,251
Selling, general, and administrative expenses	6,299	6,954	6,386
Total stock-based compensation expense	$9,207	$10,850	$9,885

16. NET LOSS PER SHARE ATTRIBUTABLE TO ATHENEX, INC. COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing net loss attributable to Athenex, Inc. common stockholders by the weighted-average number of common shares issued, outstanding, and vested during the period. Net loss from continuing operations per share is calculated by dividing the net loss from continuing operations, less, net loss attributable to non-controlling interests, by the weighted-average number of common shares issued, outstanding, and vested during the period. Net loss from discontinued operations per share is calculated by dividing the loss from discontinued operations by the weighted-average number of common shares issued, outstanding, and vested during the period. Diluted net loss per share is computed by dividing net loss attributable to Athenex, Inc. common stockholders by the weighted-average number of common share and common shares equivalents for the period using the treasury-stock method. For the purposes of this calculation, warrants for common stock and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following weighted average outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable Athenex, Inc. to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Stock options and other common stock equivalents	13,624,025	12,748,882	10,814,635
Unvested restricted common shares	353,148	76,750	45,581
Total potential dilutive common shares	13,977,173	12,825,632	10,860,216

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components and changes of accumulated other comprehensive loss, net of related income tax effects, are as follows (in thousands):

Balance as of January 1, 2019	$(656)
Foreign currency translation adjustment	118
Unrealized loss on investment	(97)
Balance as of December 31, 2019	(635)
Foreign currency translation adjustment	(494)
Unrealized loss on investment	(5)
Balance as of December 31, 2020	(1,134)
Foreign currency translation adjustment	141
Unrealized gain on investment	506
Balance as of December 31, 2021	$(487)

18. BUSINESS SEGMENT, GEOGRAPHIC, AND CONCENTRATION RISK INFORMATION

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

Global Supply Chain Platform— This operating segment includes APS and Polymed and the construction of the manufacturing facility in Chongqing, China. APS is a manufacturing company that supplies sterile injectable drugs to hospital pharmacies across the U.S. APS manufactures products under Section 503B of the Compounding Quality Act within the Federal Food, Drug & Cosmetic Act (“FDCA”). Additionally, APS provides products for the development and manufacturing of the Company’s proprietary drug candidates as well as providing the Company with a cGMP analytical services function. Polymed is primarily in the business of marketing and selling API in North America, Europe, and Asia from its locations in Texas and China. Polymed also develops new compounds and processing techniques and is in the final phase of completion of the new API manufacturing facility in Chongqing, China.

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

Segment information is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total revenue:
Oncology Innovation Platform	$26,866	$38,851	$20,562
Global Supply Chain Platform	28,471	20,491	33,970
Commercial Platform	66,991	89,572	50,427
Total revenue for reportable segments	122,328	148,914	104,959
Intersegment revenue	(2,147)	(4,523)	(3,730)
Total consolidated revenue	$120,181	$144,391	$101,229

Intersegment revenue eliminated in the above table reflects sales from the Global Supply Chain Platform to the Oncology Innovation Platform.

	Year Ended December 31,
	2021	2020	2019
Total revenue by product group:
Commercial product sales	$86,766	$101,590	$67,411
License fees	26,832	38,827	20,100
API sales	3,986	3,599	12,733
Contract manufacturing revenue	1,512	85	391
Medical device sales	—	—	—
Other revenue	1,085	290	594
Total consolidated revenue	$120,181	$144,391	$101,229

Intersegment revenue is recorded by the selling segment when it is realized or realizable and all revenue recognition criteria are met. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger.

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to Athenex, Inc.:
Oncology Innovation Platform	$(118,089)	$(89,189)	$(100,919)
Global Supply Chain Platform	(38,566)	(15,404)	(8,086)
Commercial Platform	(35,382)	(37,590)	(14,255)
Segment total	(192,037)	(142,183)	(123,260)
Discontinued operations	(7,731)	(3,996)	(489)
Total consolidated net loss attributable to Athenex, Inc.	$(199,768)	$(146,179)	$(123,749)

	Year Ended December 31,
	2021	2020	2019
Total depreciation and amortization
Oncology Innovation Platform	$879	$776	$762
Global Supply Chain Platform	1,982	2,017	1,479
Commercial Platform	1,821	1,668	1,566
Segment total	4,682	4,461	3,807
Discontinued operations	321	31	10
Total depreciation and amortization	$5,003	$4,492	$3,817

	December 31,
	2021	2020
Total assets:
Oncology Innovation Platform	$131,432	$234,153
Global Supply Chain Platform	54,775	83,732
Commercial Platform	53,113	51,089
Segment total	239,320	368,974
Discontinued operations	28,128	15,355
Total assets	$267,448	$384,329

	Year Ended December 31,
	2021	2020	2019
Total revenue
United States	$114,457	$82,362	$67,794
China	2,666	39,796	2,105
South Korea	1,112	2,354	513
India	906	—	3,066
Austria	115	226	4,422
Spain	47	—	20,000
United Kingdom	—	19,289	1,023
Other foreign countries	878	364	2,306
Total consolidated revenue	$120,181	$144,391	$101,229

	December 31,
	2021	2020
Total property and equipment, net:
United States	$4,196	$4,933
China	23,782	18,877
Total property and equipment, net	$27,978	$23,810

Customer revenue and accounts receivable concentration amounted to the following for the identified periods:

	Year Ended December 31,
	2021	2020	2019
Percentage of total revenue by customer:
Customer A	23%	—	20%
Customer B	17%	10%	14%
Customer C	16%	14%	15%
Customer D	16%	14%	16%
Customer E	—	26%	0%
Customer F	—	13%	0%

	December 31,
	2021	2020
Percentage of total accounts receivable by customer:
Customer A	35%	24%
Customer B	29%	33%
Customer C	15%	16%

19. Revenue Recognition

The Company records revenue in accordance with ASC, Topic 606, Revenue from Contracts with Customers. Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Below is a description of principal activities – separated by reportable segments – from which the Company generates its revenue (See Note 18 – Business Segment, Geographic, and Concentration Risk Information).

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

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP related to the Company's approved and late-stage drug candidates is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. The Company recognized $0.5 million in license revenue from and out-license arrangement for the year ended December 31, 2021, and $37.7 million in license revenue, net of $2.3 million value added tax (“VAT”), and $1.0 million in license revenue from two of the Company’s out-license arrangements for the year ended December 31, 2020. The Company recognized revenue allocated to the licensed IP performance obligation upon transfer of the license of $0.1 million for the year ended December 31, 2019. During the year ended December 31, 2021, the Company received $2.0 million in upfront fees for a license of TRC-T technology, which was deemed not to be distinct, as the IP is in an early stage and is dependent on development activities to be performed by the Company, and $0.7 million for licenses of Klisyri in territories in which it is not yet approved and further development activities are required to be performed by the Company. Therefore these licenses of IP and the development services were considered a bundled performance obligation. As of December 31, 2021, this bundle of performance obligations was not satisfied and the corresponding $2.7 million was recorded as deferred revenue on the Company's consolidated balance sheet.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint and adjusts its estimate of the transaction price as appropriate. To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price. The Company did not recognize revenue from other performance obligations included in the Company’s out-licensing agreements during the years ended December 31, 2021 or 2020. The Company recognized revenue allocated to development performance obligations upon transfer to the customer of $20.0 million for the year ended December 31, 2019.

Certain out-license agreements include performance obligations to manufacture and provide drug product in the future for commercial sale when the licensed product is approved. For the commercial, sales-based royalties, the consideration is predominantly related to the licensed IP and is contingent on the customer’s subsequent sales to another commercial customer. Consequently, the sales- or usage-based royalty exception would apply. Revenue will be recognized for the commercial, sales-based milestones as the underlying sales occur. The Company recognized $25.0 million in commercial milestones and $1.0 million in royalties during the year ended December 31, 2021. No such revenues were recorded during 2020.

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation. The Company did not use any other significant judgments related to out-licensing revenue during the years ended December 31, 2021 and 2020.

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

3.
Commercial Platform

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference, if any, between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of December 31, 2021 and 2020, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $22.9 million and $12.6 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $129.0 million, $89.3 million, and $87.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer (in thousands).

	For the Year Ended December 31, 2021
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$26,202	$21,264	$66,991	$114,457
China	33	2,633	—	2,666
South Korea	—	1,112	—	1,112
India	—	906	—	906
Other Foreign Countries	631	409	—	1,040
Total Revenue	$26,866	$26,324	$66,991	$120,181

	For the Year Ended December 31, 2020
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$12,079	$70,283	$82,362
China	38,760	1,036	—	39,796
United Kingdom	—	—	19,289	19,289
South Korea	—	2,354	—	2,354
Other Foreign Countries	91	499	—	590
Total Revenue	$38,851	$15,968	$89,572	$144,391

	For the Year Ended December 31, 2019
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$—	$17,367	$50,427	$67,794
Spain	20,000	—	—	20,000
Austria	—	4,422	—	4,422
India	—	3,066	—	3,066
China	562	1,543	—	2,105
United Kingdom	—	1,023	—	1,023
Other Foreign Countries	—	2,819	—	2,819
Total Revenue	$20,562	$30,240	$50,427	$101,229

The Company also disaggregates its revenue by product group which can be found in Note 18 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers. The Company has not recorded any contract assets from contracts with customers (in thousands).

	December 31,
	2021	2020
Accounts receivable, gross	$58,811	$45,792
Chargebacks and other deductions	(22,868)	(12,552)
Provision for credit losses	(9,306)	(9,637)
Accounts receivable, net	$26,637	$23,603
Deferred revenue	3,291	1,147
Total contract liabilities	$3,291	$1,147

The following tables illustrate accounts receivable by reportable segments (in thousands).

	December 31, 2021
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$10,069	$4,444	$44,298	$58,811
Chargebacks and other deductions	—	—	(22,868)	(22,868)
Provision for credit losses	(8,919)	(290)	(97)	(9,306)
Accounts receivable, net	$1,150	$4,154	$21,333	$26,637

	December 31, 2020
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$10,783	$4,074	$30,935	$45,792
Chargebacks and other deductions	—	(1)	(12,551)	(12,552)
Provision for credit losses	(8,919)	(164)	(554)	(9,637)
Accounts receivable, net	$1,864	$3,909	$17,830	$23,603

The Company incurs contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, the Company has determined that the balance related to these contract obligations is generally immaterial at any point in time. The Company monitors the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. As of December 31, 2021, $2.7 million and $0.6 million of contract liabilities related to customer deposits were made by customers of the Oncology Innovation Platform and the Global Supply Chain Platform, respectively, and as of December 31, 2020, $1.0 million and $0.1 million of contract liabilities related to customer deposits were made by customers of the Oncology Innovation Platform and the Global Supply Chain Platform, respectively.

20. commitments and contingencies

Rental and lease commitments

In August 2015, the Company entered into a lease agreement with FSMC to occupy a portion of the Conventus Center for Collaborative Medicine in Buffalo, NY. Total rent expense related to this location, recognized on a straight-line basis, was $1.0 million for the each of the years ended December 31, 2021, 2020, and 2019.

In November 2019, CDE entered into an agreement to lease facilities in Hong Kong with monthly payments of less than $0.1 million extending through November 2022. Total rent expense related to this location, recognized on a straight-line basis, amounted to $0.1 million for each of the years ended December 31, 2021, and 2020, and 2019 (previous lease in Hong Kong during 2019).

In October 2016, the Company’s Commercial Platform entered into an agreement to lease office space in Chicago, IL. Under the lease agreement, the Company will make monthly payments based on an escalating scale over ten years. Total rent expense related to this location, recognized on a straight-line basis, amounted to $0.3 million for each of the years ended December 31, 2021, 2020, and 2019. In lieu of a security deposit, an irrevocable letter of credit was issued to the landlord in the amount of $0.2 million.

The Company leases its manufacturing and office facilities in Chongqing, China, where it produces API and performs research and development. Rent expense is recognized on a straight-line basis and amounted to $0.6 million for each of the years ended December 31, 2021, 2020, and 2019.

The Company entered into additional leases for lab space, warehouse facilities, and various equipment in, Houston, TX; Cranford, NJ; Taipei, Taiwan; Latin America; and Buffalo, NY, during 2020 and 2021 which expire at various times through 2026. Rent expense recognized for these operating leases was not material to the financial statements for the years ended December 31, 2021, 2020, and 2019.

Future minimum payments under the non-cancelable operating leases consists of the following as of December 31, 2021 (in thousands):

Year ending December 31:	Minimum payments
2022	$3,020
2023	2,184
2024	2,034
2025	1,472
2026	347
Thereafter	132
$9,189

Commitments under New York State and Chongqing Partnerships

Pursuant to the arrangement with New York State, the Company was committed to bear the costs of the construction of the facility in Dunkirk, NY in excess of approximately $208.0 million. The Company was leasing the facility and all equipment at a rate of $2 per year for an initial 10-year term and for the same rate if elected to extend the lease for an additional 10-year term. The Company was responsible for all operating costs and expenses for the facility and is committed to spending $1.52 billion on operational expenses in the first 10-year term in the facility, and an additional $1.5 billion on operational expenses if elected to extend the lease for a second 10-year term. These commitments were transferred to ImmunityBio, Inc. upon execution of the sale of the Dunkirk Operations and the Company's Dunkirk Operations have been presented as a discontinued operation (see Note 4 - Discontinued Operations).

Pursuant to the arrangement with CQ, the Finance Bureau of Banan District of Chongqing is responsible for investing in the construction of the API and formulation plants and completing renovation in accordance with U.S. cGMP standards. The Company is leasing the facility rent free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if the Company is profitable, it will pay a monthly rent of 5 RMB per square meter of space occupied or, it will have the option to purchase the land and building. If the Company does not purchase the land and building after 20 years at the price described above, it will have the option to lease the land and building with rental fee charged at market price of construction area. The Company is responsible for the costs of all equipment and technology for the facilities. The leases for these facilities commenced during the year ended December 31, 2021.

Legal Proceedings

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

The complaints generally allege that between August 7, 2019 and February 26, 2021 (the purported class period), the Company and the individual defendants made materially false and misleading statements regarding the Company's business in connection with the Company’s development of Oral Paclitaxel for the treatment of metastatic breast cancer and the likelihood of FDA approval, and that the plaintiffs suffered losses when the Company’s stock price dropped after its announcement on February 26, 2021 regarding receipt of the CRL. The complaints seek class certification, damages, fees, costs, and expenses. On August 5, 2021, the Court consolidated the two actions and appointed a lead plaintiff and lead counsel. Pursuant to a stipulated scheduling order, the lead plaintiff filed an amended complaint on November 19, 2021. Defendants filed their motion to dismiss on January 25, 2022. Plaintiffs’ opposition to that motion is due by March 28, 2022 and the defendants’ reply is due by May 20, 2022. The Company and the individual defendants believe that the claims in the consolidated lawsuits are without merit, and the Company has not recorded a liability related to these shareholder class actions as the risk of loss is remote. The Company and the individual defendants intend to vigorously defend against these claims but there can be no assurances as to the outcome.

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

21. SUBSEQUENT EVENTS

On January 7, 2022, the Company entered into a definitive agreement with ImmunityBio, Inc. whereby the Company agreed to sell to the Buyer its leasehold interest in a manufacturing facility in Dunkirk, New York and certain other related assets, as described below, in exchange for reimbursement of certain expenditures that the Company made in the Dunkirk Facility totaling approximately $40.0 million. The transaction closed on February 14, 2022 and was subject to approval from the Company's lender, Oaktree. The provisions of this approval included prepayment of a portion of the senior secured loans, as described in Note 12 - Debt and Lease Obligations. In addition to the leasehold interest in the Dunkirk Facility, the Buyer purchased the Company’s interests in certain leased manufacturing equipment and personal property, and owned personal property and inventory at the Dunkirk Facility, along with the Company’s rights in and obligations under its agreements relating to the Dunkirk Facility with ESD, FSMC and CCIDA and other parties (collectively, the "Dunkirk Operations"). The Buyer assumed all capital expenditure and hiring obligations of the Company related to the Dunkirk Operations pursuant to the Company’s existing agreements with ESD and FSMC. The Company has not assigned any of its rights to its corporate headquarters in Buffalo, New York, under this Agreement and will retain all of its rights and obligations with respect to its corporate headquarters. The Company has presented the financial results of the Dunkirk Facility as discontinued operations (see Note 4 - Discontinued Operations).

On January 19, 2022, the Company entered into an amendment to the Senior Credit Agreement with Oaktree. The Amendment also amended the warrants held by Oaktree that were issued on June 19, 2020 and August 4, 2020. The Amendment became effective upon the closing of the Dunkirk Transaction on February 14, 2022. The Amendment provides that the Company make a mandatory prepayment of principal to Oaktree equal to 62.5% of the cash proceeds of the Dunkirk Transaction. The Company was also required to pay (i) accrued and unpaid interest and (ii) a 7.0% fee, allocated as a 2.0% Exit Fee and a 5.0% Prepayment Fee (each as defined in the Senior Credit Agreement), on the principal amount being repaid. The Company was required to pay Oaktree an amendment fee of $0.3 million and certain related expenses upon the closing of the Dunkirk Transaction. The Amendment requires the Company to make an additional mandatory prepayment of $12.5 million in principal plus the costs and fees described above by June 14, 2022, within 120 days of the closing of the Dunkirk Transaction. Consistent with the Company’s decision to not pursue regulatory approval for Oral Paclitaxel monotherapy for the treatment of mBC in the United States at this time, the Amendment reduced to zero the amount of the last two tranches of borrowing that had been available under the Senior Credit Agreement upon the achievement of commercial milestones. The warrants were amended to change the exercise price to be paid per share upon exercise of the warrants. The original exercise price of the warrants was $12.63 per share. The Amendment provides that the exercise price for 50% of the shares underlying the warrants will be $1.10 per share. The exercise price for the remaining 50% of the warrants was not changed by the Amendment. The Company reclassified a portion of the senior secured loan to current portion of long-term debt within the consolidated balance sheet in connection with this amendment. See Note 12 - Debt and Lease Obligations for further information. The Dunkirk Transaction closed on February 14, 2022.

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to material weaknesses in our internal control over financial reporting, which are described below in “Management’s Annual Report on Internal Control over Financial Reporting”.

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We acquired Kuur Therapeutics, Inc. (“Kuur”) on May 4, 2021. Accordingly, due to the timing and complexity of the acquisition, as permitted by SEC guidance, management’s assessment of the Company’s internal control over financial reporting as of December 31, 2021 excludes Kuur. Kuur’s total assets constituted 25% and its total revenues constituted 0% of our consolidated financial condition and results of operations as of the year ended December 31, 2021. Our management is currently in the process of evaluating Kuur’s controls and procedures and integrating Kuur into our system of internal control over financial reporting.

As a result of management’s evaluation of the effectiveness of our internal control over financial reporting, our CEO and CFO concluded that as of December 31, 2021, the Company had a material weakness related to our control over the review of the annual goodwill impairment analysis, and, as a result, our internal control over financial reporting was not effective as of December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2021, management identified the following material weakness:

•
The Company’s review of the annual goodwill impairment analysis did not operate effectively in 2021 as management did not ensure the completeness and accuracy over the information used in the control, did not identify errors contained in information obtained from a third-party specialist, and also did not review the annual goodwill impairment analysis at a sufficiently precise level to prevent or detect a material misstatement within the Company’s recorded goodwill balance as of December 31, 2021. The errors were identified by our independent registered public accounting firm and were corrected by management and are reflected within the Company’s financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report. This report contains an adverse opinion on the effectiveness of our internal control over financial reporting.

Remediation Efforts to Address the Material Weaknesses

The material weakness identified is unremediated as of December 31, 2021 and the Company’s remediation efforts will continue to take place in 2022.

The Company plans to strengthen its internal control over financial reporting, updating the operating effectiveness of its internal control over financial reporting to remediate the identified material weakness. Remediation activities include the following:

•
The Company will evaluate the assignment of responsibilities, internal and external, associated with the performance of management’s review of the annual goodwill impairment analysis and consider hiring additional resources, contracting external resources, or providing additional training to existing resources.
•
The Company will pursue a process of implementing or enhancing the operating effectiveness of management’s review of the annual goodwill impairment analysis, including potentially contracting with specialists to assist with technical aspects of management review, which is expected to help increase the efficiency of processing transactions and produce accurate and timely financial information.

In addition, under the direction of the audit committee of the Board of Directors, management will refine policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

As we continue our evaluation and assess the effectiveness of our internal control over financial reporting going forward, management may modify the actions described above or identify and take additional measures to address control deficiencies. While we prioritize achieving the effectiveness of our internal control over financial reporting and disclosure controls, until our remediation efforts, including any additional measures management identifies as necessary, are complete and operate for a sufficient period of time, the material weakness described above will continue to exist and management will not be able to conclude that it is remediated.

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and management must apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Athenex, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Athenex, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 16, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding a going concern uncertainty.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Kuur Therapeutics, Inc., which was acquired on May 4, 2021, and whose financial statements constitute, in aggregate, 25% of total assets and 0.0% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Kuur Therapeutics, Inc.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company’s review of the annual goodwill impairment analysis did not operate effectively in 2021 as management did not ensure the completeness and accuracy over the information used in the control, did not identify errors contained in information obtained from a third-party specialist, and also did not review the annual goodwill impairment analysis at a sufficiently precise level to prevent or detect a material misstatement within the Company’s recorded goodwill balance as of December 31, 2021. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 16, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the sections captioned “Election of Directors,” “Executive Officers,” “Corporate Governance Matters,” and “Delinquent Section 16(a) Reports” contained in our proxy statement related to the 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

2. Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Activity in the following valuation and qualifying accounts consisted of the following (in thousands):

		Col. C - Additions
Col. A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts - Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
December 31, 2021
Provision for credit losses	$9,637	$29	(1)	$—		$(360)	(1)	$9,306
Allowance for chargebacks and other deductions	$12,552	$129,425	(2)	$—		$(119,109)	(2)	$22,868
Deferred tax asset valuation allowance	$150,864	$—		$(13,122)	(3)	$—		$137,742
December 31, 2020
Provision for credit losses	$124	$9,577	(1)	$—		$(64)	(1)	$9,637
Allowance for chargebacks and other deductions	$14,394	$90,237	(2)	$—		$(92,079)	(2)	$12,552
Deferred tax asset valuation allowance	$120,805	$—		$30,059	(3)	$—		$150,864
December 31, 2019
Provision for credit losses	$9	$488	(1)	$—		$(373)	(1)	$124
Allowance for chargebacks and other deductions	$13,101	$95,100	(2)	$—		$(93,807)	(2)	$14,394
Deferred tax asset valuation allowance	$88,455	$—		$32,350	(3)	$—		$120,805

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

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

1.1	Sales Agreement, dated August 20, 2021, by and between Athenex, Inc. and SVB Leerink LLC as sales agent.	Form 8-K	001-38112	1.1	August 20, 2021

2.1	Agreement and Plan of Merger, by and among Athenex, Inc., Athenex Pharmaceuticals LLC, Kuur Therapeutics, Inc., Shareholder Representative Services LLC, solely as representative, agent and attorney-in-fact of the Merger Stockholders, Key Employees and Individual Company Directors, dated May 4, 2021.	Form 8-K	001-38112	10.1	May 5, 2021

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of June 19, 2017.	Form 8-K	001-38112	3.1	June 22, 2017

3.2	Amended and Restated Bylaws of the Company, effective as of June 19, 2017.	Form 8-K	001-38112	3.2	June 22, 2017

4.1	Specimen Common Stock Certificate.	Form S-1	333-217928	4.1	May 12, 2017

4.2	Form of Warrant to Purchase Common Stock (Oaktree).	Form 8-K	001-38112	4.1	June 22, 2020

4.3	Form of Warrant to Purchase Common Stock (Sagard and IMCO Investors).	Form 8-K	001-38112	4.1	August 6, 2020

4.4	Description of Securities	Form 10-K	001-38112	4.2	March 2, 2020

10.1+	Form of Director and Officer Indemnification Agreement.	Form S-1	333-217928	10.1	May 12, 2017

10.2+	First Amended and Restated 2004 Common Unit Option Plan and Form of Unit Option Agreement.	Form S-1	333-217928	10.2	May 12, 2017

10.3+	First Amended and Restated 2007 Common Unit Option Plan and Form of Unit Option Agreement.	Form S-1	333-217928	10.3	May 12, 2017

10.4+	2013 Common Stock Option Plan and Form of Common Stock Option Agreement.	Form S-1	333-217928	10.4	May 12, 2017

10.5+	Amended and Restated 2017 Omnibus Incentive Plan.	Form 10-Q	001-38112	10.4	August 6, 2020

10.6+	First Amendment to the Athenex, Inc. Amended and Restated 2017 Omnibus Incentive Plan.	Form S-8	333-258192	4.6	July 27, 2021

10.7+	Form of Stock Option Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	Form S-1/A	333-217928	10.5	June 2, 2017

10.8+	Form of Restricted Stock Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	Form 10-K	001-38112	10.7	March 1, 2021

10.9+	2017 Employee Stock Purchase Plan.	Form S-1/A	333-217928	10.6	June 2, 2017

10.10^	License Agreement by and between Hanmi Pharmaceutical Ltd. and Kinex Pharmaceuticals, LLC, effective as of December 16, 2011.	Form S-1	333-217928	10.7	May 12, 2017

10.11	First Amendment to License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Co., Ltd., effective as of November 9, 2012.	Form S-1	333-217928	10.7.1	May 12, 2017

10.12	Second Amendment to License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Ltd., effective as of October 21, 2013.	Form S-1	333-217928	10.7.2	May 12, 2017

10.13	Third Amendment to License Agreement by and between Kinex Pharmaceuticals, Inc. and Hanmi Pharmaceutical Ltd., effective as of March 3, 2015.	Form S-1	333-217928	10.7.3	May 12, 2017

10.14^	Fourth Amendment to License Agreement by and between Athenex, Inc. and Hanmi Pharmaceutical Co., Ltd., effective as of March 7, 2017.	Form S-1	333-217928	10.7.4	May 12, 2017

10.15	Fifth Amendment to License Agreement by and between Athenex, Inc. and Hanmi Pharmaceutical Co. Ltd., effective as of September 4, 2018.	Form 10-K	001-38112	10.45	March 11, 2019

10.16^	License Agreement by and among Hanmi Pharmaceutical Co., Ltd., Kinex Therapeutics (HK) Limited, and Kinex Pharmaceuticals, Inc., effective as of June 28, 2013.	Form S-1	333-217928	10.8	May 12, 2017

10.17^	License Agreement by and between Kinex Pharmaceuticals, LLC and PharmaEssentia Corp., effective as of December 8, 2011.	Form S-1	333-217928	10.10	May 12, 2017

10.18	First Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of December 23, 2016.	Form S-1	333-217928	10.10.1	May 12, 2017

10.19	Second Amendment to License Agreement dated as of February 15, 2021 by and between Athenex, Inc. and PharmaEssentia Corp.	Form 10-Q	001-38112	10.2	May 6, 2021

10.20^	License Agreement by and between Kinex Pharmaceuticals, Inc. and PharmaEssentia Corp., effective as of December 16, 2013.	Form 10-Q	001-38112	10.11	May 7, 2020

10.21	First Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of December 23, 2016.	Form S-1	333-217928	10.11.1	May 12, 2017

10.22^	Second Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of November 27, 2018.	Form 10-Q	001-38112	10.11.2	May 7, 2020

10.23^	License Agreement by and between Kinex Pharmaceuticals, Inc. and ZenRx Limited, effective as of April 25, 2013.	Form S-1	333-217928	10.12	May 12, 2017

10.24^	License Agreement by and between Kinex Pharmaceuticals, LLC and Guangzhou Xiangxue New Drug Discovery and Development Company Limited, effective as of May 6, 2012.	Form 10-Q	001-38112	10.13	May 7, 2020

10.25^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of August 1, 2016.	Form S-1	333-217928	10.14	May 12, 2017

10.26^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of August 26, 2016.	Form S-1	333-217928	10.14.1	May 12, 2017

10.27^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of February 22, 2017.	Form S-1	333-217928	10.14.2	May 12, 2017

10.28^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of May 5, 2017.	Form S-1/A	333-217928	10.14.3	June 2, 2017

10.29^	Joint Venture Agreement by and between SunGen Pharma LLC and Athenex Pharmaceutical Division, effective as of September 22, 2016.	Form S-1	333-217928	10.15	May 12, 2017

10.30^	Addendum to Joint Venture Agreement by and between SunGen Pharma LLC and Athenex Pharmaceutical Division, LLC, effective November 29, 2016.	Form S-1	333-217928	10.15.1	May 12, 2017

10.31	Limited Liability Company Agreement of Peterson Athenex Pharmaceuticals, LLC, effective as of October 4, 2016.	Form S-1	333-217928	10.15.2	May 12, 2017

10.32^	Service Agreement by and between Dohmen Life Science Services, LLC and Athenex Pharmaceutical Division, LLC, effective as of August 9, 2016.	Form S-1	333-217928	10.16	May 12, 2017

10.33^	Clinical Trial Collaboration and Supply Agreement by and among Athenex, Inc., Eli Lilly and Company and ImClone LLC, effective as of October 24, 2016.	Form S-1	333-217928	10.17	May 12, 2017

10.34	Sublease Agreement by and between Fort Schuyler Management Corporation and Kinex Pharmaceuticals, Inc., effective as of July 21, 2015.	Form S-1	333-217928	10.19	May 12, 2017

10.35	Athenex Pharmaceutical Base Project Located in the Chongqing Maliu Riverside Development Zone Agreement with Chongqing Maliu Riverside Development and Investment Co., Ltd., effective as of October 16, 2015 (English translation of original foreign language agreement).	Form S-1	333-217928	10.20	May 12, 2017

10.36	Supplemental Agreement to Athenex Pharmaceutical Base Project Located in the Chongqing Maliu Riverside Development Zone Agreement with Chongqing Maliu Riverside Development and Investment Co., Ltd., effective as of April 1, 2019 (English translation of original foreign language agreement).	Form 10-Q	001-38112	10.20.1	August 7, 2019

10.37^	Binding Term Sheet for License, Supply and Distribution Agreement by and among Athenex API Limited, Nang-Kuang Pharmaceutical Co., LTD and CANDA NK-2, LLC, effective as of December 29, 2016.	Form S-1	333-217928	10.21	May 12, 2017

10.38	Asset Purchase Agreement by and between Athenex, Inc. and Amphastar Pharmaceuticals, Inc., dated February 1, 2017.	Form S-1	333-217928	10.22	May 12, 2017

10.39+	Amended and Restated Employment Agreement by and between Johnson Lau and Kinex Pharmaceuticals, Inc., effective as of June 1, 2015.	Form S-1	333-217928	10.23	May 12, 2017

10.40+	Employment Agreement by and between Athenex, Inc. and Dr. Rudolf Min-Fun Kwan, effective as of February 21, 2017.	Form S-1	333-217928	10.25	May 12, 2017

10.41+	Consulting Agreement, dated as of January 1, 2022 between Athenex, Inc. and Simon Pedder	Form 8-K	001-38112	10.1	December 28, 2021

10.42+	Employment Agreement by and between Athenex, Inc. and Jeffrey Yordon, effective as of February 21, 2017.	Form S-1	333-217928	10.28	May 12, 2017

10.43+	Consulting Agreement, dated September 1, 2021, between Athenex, Inc. and Randoll Sze.	Form 8-K	001-38112	10.1	September 3, 2021

10.44^	License and Development Agreement by and between Athenex, Inc., Almirall, S.A. and Aqua Pharmaceuticals LLC., dated as of December 11, 2017.	Form 8-K	001-38112	10.1	December 15, 2017

10.45^	First Amendment to License and Development Agreement by and between Athenex, Inc., Almirall, S.A., and Aqua Pharmaceuticals LLC, dated as of September 26, 2018.	Form 10-Q	001-38112	10.3	November 14, 2018

10.46^	Letter Agreement by and between Athenex, Inc., Almirall, S.A. and Aqua Pharmaceuticals LLC, dated as of September 26, 2018.	Form 10-Q	001-38112	10.4	November 14, 2018

10.47	Second Amendment to License and Development Agreement by and between Athenex, Inc., Almirall, S.A., and Aqua Pharmaceuticals LLC, dated as of June 18, 2019.	Form 10-Q	001-38112	10.30.2	August 7, 2019

10.48^	License Agreement dated as of June 29, 2018 by and between Xiangxue Life Sciences Ltd. and Axis Therapeutics Limited.	Form 8-K	001-38112	10.3	July 2, 2018

10.49^	License Agreement dated as of June 29, 2018 by and between Athenex Therapeutics Limited and Avalon Polytom (HK) Limited Pegtomarginase.	Form 8-K	001-38112	10.4	July 2, 2018

10.50^	License and Supply Agreement dated as of June 29, 2018 by and between Athenex Therapeutics Limited and Avalon HepaPOC Limited Galactose Meter and Strip.	Form 8-K	001-38112	10.5	July 2, 2018

10.51**	License Agreement between the Company and Guangzhou Xiangxue Pharmaceutical Co., Ltd., dated December 12, 2019.	Form 8-K	001-38112	10.1	December 16, 2019

10.52	First Supplemental Agreement to License Agreement by and among Athenex, Inc. and Chongqing Taihao Pharmaceutical Co. Ltd. and Guangzhou Xiangxue Pharmaceutical Co., Ltd., dated June 30, 2020.	__	__	__	Filed herewith

10.53	Second Supplemental Agreement to License Agreement by and among Athenex, Inc. and Chongqing Taihao Pharmaceutical Co. Ltd. and Guangzhou Xiangxue Pharmaceutical Co., Ltd., dated June 30, 2020.	Form 8-K	001-38112	10.5	August 6, 2020

10.54	Third Supplemental Agreement and Amendment to License Agreement by and among Athenex, Inc. and Chongqinq Guangzhou Xiangxue Pharmaceutical Co., Ltd., dated November 8, 2021.	__	__	__	Filed herewith

10.55	Registration Rights Agreement dated as of July 3, 2018 by and between Athenex, Inc. and Perceptive Life Sciences Master Fund Ltd.	Form 10-Q	001-38112	10.7	August 14, 2018

10.56	Registration Rights Agreement by and among Athenex, Inc., Perceptive Life Sciences Master Fund, Ltd., venBio Select Fund LLC, OrbiMed Partners Master Fund Limited, and The Biotech Growth Trust PLC, dated as of May 7, 2019.	Form S-3	333-232772	4.2	July 23, 2019

10.57	Registration Rights Agreement by and among Athenex, Inc., M. Kingdon Offshore Master Fund, LP, Schonfeld Strategic 460 Fund LLC, Point72 Associates, LLC, J. Goldman Master Fund, L.P., and Avoro Life Sciences Fund LLC, dated as of December 9, 2019.	Form S-3	333-236104	4.2	January 28, 2020

10.58#	Credit Agreement and Guaranty dated as of June 19, 2020, by and among Athenex, Inc., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	Form 8-K	001-38112	10.1	June 22, 2020

10.59	First Amendment and Limited Waiver to Credit and Guaranty Agreement between Athenex and Oaktree, dated June 3, 2021.	Form 10-Q	001-38112	10.4	August 5,2021

10.60	Second Amendment to Credit and Guaranty Agreement between Athenex and Oaktree, dated December 14, 2021.	__	__	__	Filed herewith

10.61	Third Amendment to Credit and Guaranty Agreement and First Amendment to the Warrants between Athenex and Oaktree, dated January 19, 2022	__	__	__	Filed herewith

10.62	Security Agreement dated as of June 19, 2020, by and among Athenex, Inc., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	Form 10-Q	001-38112	10.2	August 6, 2020

10.63	Registration Rights Agreement by and among Athenex, Inc. and the purchasers named therein, dated as of June 19, 2020.	Form 10-Q	001-38112	10.3	August 6, 2020

10.64#	Revenue Interest Financing Agreement dated as of August 4, 2020, by and between Athenex, Inc. and Sagard Healthcare Royalty Partners, LP.	Form 8-K	001-38112	10.1	August 6, 2020

10.65#	Security Agreement dated as of August 4, 2020, by and between Athenex, Inc. and Sagard Healthcare Royalty Partners, LP.	Form 10-Q	001-38112	10.2	November 5, 2020

10.66#	Intercreditor Agreement dated as of August 4, 2020, by and among Oaktree Fund Administration, LLC, as administrative agent, and Sagard Healthcare Royalty Partners, LP, and as acknowledged by Athenex, Inc.	Form 10-Q	001-38112	10.3	November 5, 2020

10.67	Assignment and Assumption dated as of August 4, 2020, by and among Athenex, Inc, as the borrower, Sagard Healthcare Royalty Partners, LP, OPB SHRP Co-Invest Credit Limited and SIMCOE SHRP Co-Invest Credit Ltd., as assignees, and the affiliates of Oaktree Capital Management, L.P. party thereto as assignors, and the other assignees party thereto.	Form 10-Q	001-38112	10.4	November 5, 2020

10.68**	Asset Purchase and Sale Agreement dated as of September 1, 2020 by and between Athenex Pharmaceutical Division, LLC and Ingenus Pharmaceuticals, LLC.	Form 10-K	001-38112	10.50	March 1, 2021

10.69**	Co-Marketing, Manufacture and Supply Agreement dated as of November 2, 2020 by and between Athenex Pharmaceutical Division, LLC and Ingenus Pharmaceuticals, LLC.	Form 10-K	001-38112	10.51	March 1, 2021

10.70**	Manufacture and Supply Agreement dated as of January 15, 2021 by and between Athenex Pharmaceutical Division, LLC and Ingenus Pharmaceuticals, LLC.	Form 10-K	001-38112	10.52	March 1, 2021

10.71**#	Second Amended and Restated Co-Development Agreement between Baylor College of Medicine and Kuur Therapeutics Limited, dated October 12, 2021.	__	__	__	Filed herewith

10.72**	Second Amended and Restated Exclusive License and Option Agreement between Baylor College of Medicine and Kuur Therapeutics Limited, dated October 12, 2021.	__	__	__	Filed herewith

10.73#	Purchase Agreement, by and between Athenex, Inc. and ImmunityBio, Inc. dated January 7, 2022.	Form 8-K	001-38112	10.1	January 12, 2022

21.1	Subsidiaries of Athenex, Inc.	__	__	__	Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	__	__	__	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	__	__	__	Filed herewith

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

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

# Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2022

ATHENEX, INC.

By:	/s/ Johnson Y.N. Lau
Johnson Y.N. Lau
Chief Executive Officer and Board Chairman

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Johnson Y. N. Lau and Joe Annoni, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johnson Y.N. Lau Johnson Y.N. Lau	Chief Executive Officer and Board Chairman (Principal Executive Officer)	March 16, 2022

/s/ Joe Annoni Joe Annoni	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2022

/s/ Kim Campbell Kim Campbell	Director	March 16, 2022

/s/ Stephanie Davis Stephanie Davis	Director	March 16, 2022

/s/ Manson Fok Manson Fok	Director	March 16, 2022

/s/ Jordan Kanfer Jordan Kanfer	Director	March 16, 2022

/s/ Robert Spiegel Robert Spiegel	Director	March 16, 2022

/s/ Benson Tsang Benson Tsang	Director	March 16, 2022

/s/ John Moore Vierling John Moore Vierling	Director	March 16, 2022

/s/ Jinn Wu Jinn Wu	Director	March 16, 2022