Form 10-Q
period 2022-03-31
Athenex, Inc.
filed 2022-05-10
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2022, the registrant had 111,830,484 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$27,224	$35,202
Restricted cash	13,750	16,500
Short-term investments	10,235	10,207
Accounts receivable, net of chargebacks and other deductions of $20,546 and $22,868, respectively, and provision for credit losses of $9,244 and $9,306, respectively	29,605	26,637
Inventories	41,253	34,685
Prepaid expenses and other current assets	9,521	8,885
Discontinued operations, current portion	—	1,280
Total current assets	131,588	133,396
Property and equipment, net	26,863	27,978
Intangible assets, net	71,567	71,896
Operating lease right-of-use assets, net	5,796	6,243
Other assets	1,048	1,087
Discontinued operations, non-current portion	—	26,848
Total assets	$236,862	$267,448
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,605	$16,742
Accrued expenses	36,958	24,453
Current portion of operating lease liabilities	2,541	2,909
Current portion of long-term debt and finance lease obligations	24,680	46,881
Discontinued operations, current portion	—	5,062
Total current liabilities	80,784	96,047
Long-term liabilities:
Long-term operating lease liabilities	4,283	4,494
Long-term debt and finance lease obligations	102,231	103,456
Deferred tax liabilities	1,751	1,751
Contingent consideration	24,147	24,076
Other long-term liabilities	2,867	3,046
Discontinued operations, non-current portion	—	126
Total liabilities	216,063	232,996
Commitments and contingencies (See Note 18)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at March 31, 2022 and December 31, 2021; 113,448,994 and 111,802,968 shares issued at March 31, 2022 and December 31, 2021, respectively; 111,776,074 and 110,130,048 shares outstanding at March 31, 2022 and December 31, 2021, respectively	113	111
Additional paid-in capital	976,119	972,404
Accumulated other comprehensive income (loss)	75	(487)
Accumulated deficit	(930,832)	(913,412)
Less: treasury stock, at cost; 1,672,920 shares at March 31, 2022 and December 31, 2021	(7,485)	(7,485)
Total Athenex, Inc. stockholders' equity	37,990	51,131
Non-controlling interests	(17,191)	(16,679)
Total stockholders' equity	20,799	34,452
Total liabilities and stockholders' equity	$236,862	$267,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product sales, net	$28,950	$20,360
License and other revenue	774	20,665
Total revenue	29,724	41,025
Cost of sales	23,295	16,405
Gross Profit	6,429	24,620
Operating expenses:
Research and development expenses	13,990	23,070
Selling, general, and administrative expenses	14,935	20,736
Total operating expenses	28,925	43,806
Operating loss	(22,496)	(19,186)
Interest income	77	29
Interest expense	4,521	4,908
Loss on partial extinguishment of debt	3,501	—
Loss before income tax expense	(30,441)	(24,065)
Income tax expense	28	154
Net loss from continuing operations	(30,469)	(24,219)
(Gain) loss from discontinued operations (Note 4)	(12,537)	1,384
Net loss	(17,932)	(25,603)
Less: net loss attributable to non-controlling interests	(512)	(553)
Net loss attributable to Athenex, Inc.	$(17,420)	$(25,050)
Unrealized gain on investment, net of income taxes	27	16
Foreign currency translation adjustment, net of income taxes	535	277
Comprehensive loss	$(16,858)	$(24,757)
Basic and diluted loss per Athenex, Inc. common share (Note 15):
Net loss from continuing operations	$(0.27)	$(0.25)
Net loss from discontinued operations	0.11	(0.02)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 15)	$(0.16)	$(0.27)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 15)	110,504,076	93,429,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share data)

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive loss	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2021	95,066,195	$95	$901,864	$(713,644)	$(1,134)	(1,672,920)	$(7,406)	$179,775	$(14,427)	$165,348
Stock-based compensation cost	—	—	2,205	—	—	—	—	2,205	—	2,205
Restricted stock expense	—	—	29	—	—	—	—	29	—	29
Stock options exercised	119,425	—	852	—	—	—	—	852	—	852
Net loss	—	—	—	(25,050)	—	—	—	(25,050)	(553)	(25,603)
Other comprehensive income, net of tax	—	—	—	—	293	—	—	293	—	293
Balance at March 31, 2021 (unaudited)	95,185,620	$95	$904,950	$(738,694)	$(841)	(1,672,920)	$(7,406)	$158,104	$(14,980)	$143,124

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive (loss) income	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2022	111,802,968	$111	$972,404	$(913,412)	$(487)	(1,672,920)	$(7,485)	$51,131	$(16,679)	$34,452
Sale of common stock through ATM, net of costs of $52	1,646,026	2	1,693	—	—	—	—	1,695	—	1,695
Stock-based compensation cost	—	—	1,623	—	—	—	—	1,623	—	1,623
Restricted stock expense	—	—	251	—	—	—	—	251	—	251
Issuance of warrant	—	—	148	—	—	—	—	148	—	148
Net loss	—	—	—	(17,420)	—	—	—	(17,420)	(512)	(17,932)
Other comprehensive income, net of tax	—	—	—	—	562	—	—	562	—	562
Balance at March 31, 2022 (unaudited)	113,448,994	$113	$976,119	$(930,832)	$75	(1,672,920)	$(7,485)	$37,990	$(17,191)	$20,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(30,469)	$(24,219)
Net gain (loss) from discontinued operations	12,537	(1,384)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	872	1,259
Stock-based compensation expense	1,874	2,234
Amortization of debt discount	643	779
Change in fair value of contingent consideration	71	—
Loss on disposal of assets and impairment charges	78	—
Loss on partial extinguishment of debt	3,501	—
Deferred income taxes	—	2
Changes in operating assets and liabilities:
Receivables, net	(2,968)	3,414
Prepaid expenses and other assets	(596)	(2,234)
Inventories	(6,568)	2,523
Accounts payable and accrued expenses	15,096	(13,446)
Net cash used in operating activities of continuing operations	(18,466)	(29,688)
Cash flows from investing activities of continuing operations:
Purchase of property and equipment	(190)	(1,732)
Payments for licenses	—	(1,088)
Proceeds from the sale of property and equipment	23	—
Purchases of short-term investments	(9,488)	(55,784)
Sales and maturities of short-term investments	9,488	71,250
Net cash (used in) provided by investing activities of continuing operations	(167)	12,646
Cash flows from financing activities of continuing operations:
Proceeds from sale of stock	1,695	—
Proceeds from exercise of stock options	—	852
Costs incurred related to the prepayment of debt	(2,025)	—
Repayment of finance lease obligations and long-term debt	(25,039)	(56)
Net cash (used in) provided by financing activities of continuing operations	(25,369)	796
Net decrease in cash, cash equivalents, and restricted cash from continuing operations	(44,002)	(16,246)
Net cash used in operating activities of discontinued operations	(5,423)	(188)
Net cash provided by (used in) investing activities of discontinued operations	38,050	(5,609)
Net cash used in financing activities of discontinued operations	(7)	(42)
Net increase (decrease) in cash and cash equivalents from discontinued operations	32,620	(5,839)
Cash, cash equivalents, and restricted cash, beginning of period	51,702	86,087
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	654	478
Cash, cash equivalents, and restricted cash, end of period (See Note 5)	$40,974	$64,480
Supplemental cash flow disclosures
Interest paid	$3,790	$7,708
Non-cash investing and financing activities:
Accrued purchases of property and equipment from continuing operations	$922	$1,191
Accrued purchases of property and equipment from discontinued operations	$—	$27
Accrued purchases of licenses	$1,418	$1,800
ROU assets derecognized from modification of operating lease obligations	$(128)	$—
ROU assets recognized in exchange for operating lease obligations	$78	$—

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

Athenex is a biopharmaceutical company dedicated to becoming a leader in the discovery, development, and commercialization of next generation drugs for the treatment of cancer. The Company’s mission is to improve the lives of cancer patients by creating more effective, safer, and tolerable treatments. The Company has assembled a strong and experienced leadership team and has established operations across the pharmaceutical value chain to execute our goal of becoming a leader in bringing innovative cancer treatments to the market and improving health outcomes.

The Company is organized around three operating segments: (1) its Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; (2) its Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs; and (3) its Global Supply Chain Platform, dedicated to providing a stable and efficient supply of APIs for our clinical and commercial efforts. The Company’s current clinical pipeline in the Oncology Innovation Platform is derived from three different technologies: (1) Cell Therapy, (2) Orascovery, based on a P-glycoprotein (“P-gp”) pump inhibitor, and (3) Src Kinase Inhibition.

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

The Company has incurred operating losses since its inception and, as a result, as of March 31, 2022 and December 31, 2021 had an accumulated deficit of $930.8 million and $913.4 million, respectively. As of March 31, 2022, the Company had cash and cash equivalents of $27.2 million, restricted cash of $13.8 million, and short-term investments of $10.2 million. The Company projects insufficient liquidity to fund its operations through the next twelve months beyond the date of the issuance of these condensed consolidated financial statements. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

Additionally, the Company has financial covenants associated with its Senior Credit Agreement with Oaktree that are measured each quarter. The Company is in compliance with such financial covenants as of March 31, 2022. However, the Company is forecasting that it will be in violation of both the minimum liquidity and revenue covenant included within the Senior Credit Agreement during the twelve month period subsequent to the date of this filing. Pursuant to ASC 205-40-50, the Company’s forecast does not reflect management’s plans that are outside of the Company’s control as described below. Violation of any covenant under the Credit Agreement provides the lenders with the option to accelerate the maturity of the Credit Facility, which carried an outstanding principal balance of $125.0 million as of March 31, 2022. Should the lenders accelerate the maturity of the Credit Facility, the Company would not have sufficient cash on hand or available liquidity to repay the outstanding debt in the event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Other Significant Risks and Uncertainties

In February 2021, the Company received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) regarding the Company’s New Drug Application (“NDA”) for oral paclitaxel and encequidar (“Oral Paclitaxel”) for the treatment of metastatic breast cancer (“mBC”). The FDA issues a CRL to indicate that the review cycle for an application is complete and that the application is not ready for approval in its present form. In the CRL, the FDA indicated its concern of safety risk to patients in terms of an increase in neutropenia-related sequelae on the Oral Paclitaxel arm compared with the IV paclitaxel arm in the Phase III study. The FDA also expressed concerns regarding the uncertainty over the results of the primary endpoint of objective response rate (ORR) at week 19 conducted by blinded independent central review (“BICR”). The FDA stated that the BICR reconciliation and re-read process may have introduced unmeasured bias and influence on the BICR. The FDA recommended that Athenex conduct a new adequate and well-conducted clinical trial in a patient population with mBC representative of the population in the U.S. The FDA determined that adequate risk mitigation strategies to improve toxicity, which may involve dose optimization as well as, or in addition to, exclusion of patients deemed to be at higher risk of toxicity, would be required in any new clinical trial of Oral Paclitaxel. During the second quarter of 2021, the Company held a Type A meeting with the FDA. At the meeting, the Company provided additional analyses, including overall survival (OS) data on patient subgroups, to provide a more comprehensive summary of the risk/benefit assessment. The Company also proposed to collect additional OS data that could inform the design of a new clinical study. In October 2021, the Company held another Type A meeting with the FDA, and the purpose of the meeting was to review with the FDA a proposed design for a new clinical trial intended to address the deficiencies raised in the CRL and discuss the potential regulatory path forward for Oral Paclitaxel in mBC in the U.S. After careful consideration of the feedback provided by the FDA, the Company decided that it will not currently be pursuing regulatory approval for Oral Paclitaxel monotherapy for the treatment of mBC in the U.S. and determined to redeploy its resources to focus on its cell therapy platform and other ongoing studies of Oral Paclitaxel.

The Company is subject to a number of risks, including, but not limited to, the lack of available capital; the possible delisting of our common stock from Nasdaq, possible failure of preclinical testing or clinical trials; inability to obtain regulatory approval of product candidates; competitors developing new technological innovations; potential interruptions in the manufacturing and commercial supply operations; unsuccessful commercialization strategy and launch plans for its proprietary drug candidates; risks inherent in litigation, including purported class actions; market acceptance of the Company’s products; and protection of proprietary technology. If the Company or its partners do not successfully commercialize any of the Company’s product candidates, it will be unable to generate sufficient revenue and might not, if ever, achieve profitability and positive cash flow.

Recent Financing Activity

At-the-market offering

On August 20, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC, in connection with the offer and sale of up to $100,000,000 of shares of the Company’s common stock, par value $0.001 per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to a registration statement on Form S-3 (File No. 333-258185) that became effective on August 12, 2021. During the year ended December 31, 2021, we sold 762,825 shares of our common stock for an average price of $1.49 per share under the Sales Agreement. During the three months ended March 31, 2022, we sold 1,646,026 shares of our common stock for an average price of $1.03 per share under the Sales Agreement.

Senior Secured Loan Agreement and Detachable Warrants

On June 19, 2020, the Company entered into a senior secured loan agreement and related security agreements (the “Senior Credit Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%. The first tranche of $100.0 million was drawn by the Company prior to June 30, 2020, with the proceeds used in part to repay in full the outstanding loan and fees under the credit agreement with Perceptive Advisors LLC and its affiliates (“Perceptive”), which resulted in a loss on extinguishment of debt of $7.2 million. The second and third tranches of $25.0 million each were drawn by the Company prior to December 31, 2020. The additional debt tranches amounting to an aggregate of $75.0 million were subject to the approval Oral Paclitaxel in the treatment of mBC, and therefore, became unavailable to the Company when it decided to no longer pursue regulatory approval in the U.S. The Company is required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. The loan agreement contains specified financial maintenance covenants. The Company was in compliance with such covenants as of March 31, 2022.

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

On January 19, 2022, the Company entered into an amendment to the Senior Credit Agreement with Oaktree (the “Amendment”). The Amendment also amended the warrants held by Oaktree that were issued on June 19, 2020 and August 4, 2020. The Amendment became effective on February 14, 2022, upon the closing of the Company’s sale of its leasehold interest in the manufacturing facility in Dunkirk, New York and certain other related assets (the “Dunkirk Transaction,” see Note 4 - Discontinued Operations). The Amendment provides that the Company make mandatory prepayment of principal to Oaktree equal to 62.5% of the cash proceeds of the Dunkirk Transaction. The Company was also required to pay (i) accrued and unpaid interest and (ii) a 7.0% fee, allocated as a 2.0% Exit Fee and a 5.0% Prepayment Fee (each as defined in the Senior Credit Agreement), on the principal amount being repaid. The Company was required to pay Oaktree an amendment fee of $0.3 million and certain related expenses upon the closing of the Dunkirk Transaction. The Amendment requires the Company to make an additional mandatory prepayment of $12.5 million in principal plus the costs and fees described above by June 14, 2022, within 120 days of the closing of the Dunkirk Transaction. Consistent with the Company’s decision to not pursue regulatory approval for Oral Paclitaxel monotherapy for the treatment of mBC in the United States, the Amendment reduced to zero the amount of the last two tranches of borrowing that had been available under the Senior Credit Agreement upon the achievement of commercial milestones. The warrants were amended to change the exercise price to be paid per share upon exercise of the warrants. The original exercise price of the warrants was $12.63 per share; 50% of the shares underlying the warrants were repriced to $1.10 per share. The Dunkirk Transaction closed on February 14, 2022. The Company received proceeds of $40.0 million and used these proceeds to repay $27.4 million, inclusive of principal, fees, and accrued interest, of the Senior Credit Agreement with Oaktree according to the terms of the Amendment. The Company recorded a $3.5 million loss on the partial extinguishment of debt as the result of this prepayment.

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

Results of the Company’s operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022.

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

3. Business Combination

On May 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kuur Therapeutics, Inc., a Delaware corporation (“Kuur”) whereby it acquired 100% of the outstanding shares of Kuur (the “Merger”). Under the terms of the Merger Agreement, the Company’s wholly owned subsidiary, Athenex Pharmaceuticals LLC, a Delaware limited liability company, merged with and into Kuur, with Kuur surviving as a wholly owned subsidiary of the Company. Kuur is a leading developer of off-the-shelf CAR-NKT cell immunotherapies for the treatment of solid and hematological malignancies. The Company believes the acquisition strategically combines its TCR technology with the groundbreaking NKT cell platform to provide a solution that may address some of the known limitations associated with the first generation of cell therapy treatments focused on autologous CAR-T.

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

The Company estimated fair values on May 4, 2021 for the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Merger. During the measurement period, the Company continued to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed. Measurement period adjustments were applied in the reporting period in which the adjustments were determined. During the year ended December 31, 2021, the Company recorded a measurement period adjustment to reflect the estimated fair value of in-process research and development ("IPR&D"), as a result of changes in the underlying assumptions, including projected expenses and the estimated discount rate. This measurement period adjustment resulted in the increase of IPR&D of $1.4 million, a decrease in the deferred tax liability assumed of $0.2 million, and a decrease in goodwill of $1.6 million from the initial measurement reported as of June 30, 2021. To estimate the fair value of the identifiable intangible assets acquired, the Company used projected discounted cash flow method, which requires assumptions of projected revenues and expenses and an estimated discount rate, among other inputs, each of which is not observable in the market and thus are considered Level 3 inputs. The Company assumed $8.9 million of transaction incentive liability to Kuur’s key employees and independent company directors, of which $3.3 million was paid in cash and $5.6 million was paid in 1,373,601 shares of the

Company’s common stock at $4.11 per share. The following table summarizes the final purchase price allocation to the fair value of assets and liabilities acquired at the date of acquisition (in thousands):

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

This acquisition was made to benefit the Company’s R&D efforts, providing synergies with other assets in the Company’s pipeline and therefore, is included in the Oncology Innovation Platform. The operating results of Kuur have been included within the Company’s Oncology Innovation Platform operating segment from the date of acquisition. Kuur added revenue of $0 for the three months ended March 31, 2022 and contributed a net loss of $2.4 million for the three months ended March 31, 2022, respectively.

No acquisition-related costs were incurred during the three months ended March 31, 2022.

Unaudited Pro Forma Financial Results

The following table presents supplemental unaudited pro forma information for the acquisition as if it had occurred on January 1, 2021. The unaudited pro forma financial results for the three months ended March 31, 2022 do not include proforma adjustments, as the results of Kuur have been consolidated within the Company's financial statements for that period. The unaudited pro forma financial results for the three months ended March 31, 2021 include the following adjustments: (1) the deferred tax effect if the intangible assets and purchase accounting were recorded as of the beginning of the prior reporting period, and (2) the removal of the change in fair value of Kuur convertible debt which was converted prior to the consummation of the acquisition. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of either future results of operations of the combined entity or results that might have been achieved had the acquisitions been consummated as of the beginning of the prior reporting period. The following table presents the unaudited pro forma consolidated financial information for the three months ended March 31, 2022 (in thousands):

Unaudited pro forma financial information	Three Months Ended March 31,
(Athenex and Kuur Consolidated)	2022	2021
Consolidated revenue	$29,724	$41,025
Consolidated net loss	$(17,420)	$(16,176)

4. Discontinued Operations

On January 7, 2022, the Company entered into a definitive agreement (the “Agreement”) with ImmunityBio, Inc. whereby the Company agreed to sell to the Buyer its leasehold interest in a manufacturing facility in Dunkirk, New York (the “Dunkirk Facility”) and certain other related assets, as described below, in exchange for reimbursement of certain expenditures that the Company made in the Dunkirk Facility totaling $40.0 million. The transaction closed on February 14, 2022 and was subject to approval from the Company's lender, Oaktree. The provisions of this approval included prepayment of the senior secured loans, as described in Note 11 - Debt and Lease Obligations. The Buyer has agreed to manufacture 503B products for the Company on mutually agreed upon commercial terms.

In addition to the leasehold interest in the Dunkirk Facility, the Buyer purchased the Company’s interests in certain leased manufacturing equipment and personal property, and owned personal property and inventory at the Dunkirk Facility, along with the Company’s rights in and obligations under its agreements relating to the Dunkirk Facility with Empire State Development ("ESD"), Fort Schuyler Management Corporation ("FSMC"), and County of Chautauqua Industrial Development Agency ("CCIDA") and other parties (collectively, the "Dunkirk Operations"). The Buyer assumed all capital expenditure and hiring obligations of the Company related to the Dunkirk Operations pursuant to the Company’s existing agreements with ESD and FSMC. The Company did not assign any of its rights to its corporate headquarters in Buffalo, New York, under this Agreement and retained all of its rights and obligations with respect to its corporate headquarters.

As of March 31, 2022, the Dunkirk Operations met all conditions required to be classified as discontinued operations. Therefore, the operating results of the Dunkirk Operations are reported as gain (loss) from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss. The assets and liabilities related to the Dunkirk Operations are reported as assets and liabilities of discontinued operations in the accompanying balance sheets as of March 31, 2022 and December 31, 2021. These assets are recorded at the lesser of cost or fair value less cost to sell. The Dunkirk Operations have historically been included within the Global Supply Chain Platform on its consolidated financial statements.

The following table presents the financial results of the discontinued operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Selling, general, and administrative expenses	$1,927	$1,384
Gain on sale of discontinued operations	(14,464)	—
(Gain) loss from discontinued operations	$(12,537)	$1,384

The selling, general, and administrative costs during the years presented was comprised primarily of compensation and consultant expenses, as well as operating expenses needed to prepare the facility.

The gain on sale of discontinued operations was the result of the $40.0 million cash proceeds from the sale, less the net book value of assets and liabilities transferred to the Buyer, including property and equipment of $27.1 million, accounts payable and accrued expenses of $1.3 million and current and long-term finance lease obligations of $0.2 million.

The consolidated statements of cash flows include cash flows related to the discontinued operations due to the Company's centralized treasury and cash management processes. The following table presents additional cash flow information for the discontinued operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$185	$15
Cash paid for capital expenditures	(1,949)	(5,609)
Repayment of finance lease obligations	(7)	(42)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid expenses and other current assets	$—	$1,280
Property and equipment, net	—	26,848
Total assets attributable to discontinued operations	$—	$28,128
Accounts payable	$—	$3,763
Accrued expenses	—	1,198
Current portion of finance lease obligations	—	101
Long-term finance lease obligations	—	126
Total liabilities attributable to discontinued operations	$—	$5,188

5. Restricted Cash

The Company had a restricted cash balance of $13.8 million and $16.5 million as of March 31, 2022 and December 31, 2021, respectively, held in a controlled bank account in connection with the Senior Credit Agreement with Oaktree. The Senior Credit Agreement requires the Company to maintain, in a debt service reserve account, a minimum cash balance equal to twelve months of interest on the outstanding loans under the Senior Credit Agreement.

6. Inventories

Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials and purchased parts	$10,274	$9,163
Work in progress	5,985	4,157
Finished goods	24,994	21,365
Total inventories	$41,253	$34,685

7. Intangible Assets, net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	March 31, 2022
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets:
Licenses	$12,721	$6,692	$—	$6,029
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	78	650
Kuur IPR&D	64,900	—	—	64,900
Effect of currency translation adjustment	(12)	—	—	(12)
Total intangible assets, net	$78,337	$6,692	$78	$71,567

	December 31, 2021
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$12,654	$6,376	$—	$6,278
Polymed customer list	1,593	1,581	12	-
Polymed technology	3,712	1,984	1,728	—
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Kuur IPR&D	64,900	—	—	64,900
Effect of currency translation adjustment	(10)	—	—	(10)
Total intangibles, net	$83,577	$9,941	$1,740	$71,896

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

As of March 31, 2022, licenses at cost include an Orascovery license of $0.4 million, licenses purchased from Gland Pharma Limited (“Gland”) of $3.8 million, a license purchased from MAIA Pharmaceuticals, Inc. (“MAIA”) for $4.0 million, licenses purchased from Ingenus Pharmaceuticals, LLC (“Ingenus”) for $3.0 million, and licenses of other specialty products of $1.6 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase. The license purchased from MAIA is being amortized over a period of 7 years, the remaining life of the license agreement at the time of purchase. Of the $3.0 million licenses purchased from Ingenus, a $2.0 million license is being amortized over a period of 5 years, the estimated useful life of the license agreement and a $1.0 million license purchased from Ingenus is being amortized over a period of 3 years, the remaining life of the license agreement at the time of purchase.

The remaining intangible assets were acquired in connection with the acquisitions of Polymed Therapeutics, Inc. (“Polymed”) and Comprehensive Drug Enterprises (“CDE”). Intangible assets are amortized using an economic consumption model over their useful lives. The Polymed customer list and technology were amortized on a straight-line basis over 6 and 12 years, respectively. The CDE IPR&D will not be amortized until the related projects are completed. IPR&D is tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). The Company recorded impairment of a project within CDE IPR&D during the three months ended March 31, 2022, amounting to $0.1 million, which is included within research and development expenses on the Company's condensed consolidated statements of operations and comprehensive loss. The weighted-average useful life for all intangible assets was 5.8 years as of March 31, 2022.

The Company recorded $0.3 million and $0.6 million of amortization expense for the three-month periods ended March 31, 2022 and 2021, respectively.

The Company’s previous goodwill balance is the result of prior period acquisitions and is allocated to the Global Supply Chain Platform reporting unit and the Oncology Innovation Platform reporting unit. During the fourth quarter of 2021, the Company performed a goodwill impairment test and, based on the results, determined that the carrying value of each of our reporting units exceeded their fair value and the goodwill was determined to be impaired. As a result, $26.6 million, representing the full amount of goodwill allocated to the Global Supply Chain Platform, and $41.1 million, representing the full amount of goodwill allocated to the Oncology Innovation Platform was recorded as impairment expense during the fourth quarter of 2021. No such impairments were recorded during the three months ended March 31, 2022.

8. Fair Value Measurements

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

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Short-term investments - U.S. government bonds	2,000	—	2,000	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	9,489	—	9,489	—
Available-for-sale investment	746	746	—	—
Total assets	$12,235	$746	$11,489	$—
Liabilities:
Contingent consideration - Kuur	$24,147	$—	$—	$24,147
Total liabilities	$24,147	$—	$—	$24,147

	Fair Value Measurements at December 31, 2021 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$7,937	$7,937	$—	$—
Short-term investments - certificates of deposit	2,000	—	2,000	—
Short-term investments - commercial paper	10,446	—	10,446	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	9,488	—	9,488	—
Available-for-sale investment	719	719	—	—
Total assets	$30,590	$8,656	$21,934	$—

Liabilities:
Contingent Consideration - Kuur	$24,076	$—	$—	$24,076
Total assets	$24,076	$—	$—	$24,076

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

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange. As of March 31, 2022 and December 31, 2021, the Company’s investment in PharmaEssentia was valued at the reported closing price on such dates. This investment is classified as a Level 1 investment and is recorded as an available-for-sale investment within short-term investments on the Company’s condensed consolidated balance sheets.

The Company accounted for the acquisition of Kuur as business combinations under the acquisition method of accounting. All assets and liabilities were measured at fair value as of the acquisition date. As a result of the purchases, the Company became liable for contingent consideration payable to certain previous owners of Kuur. This contingent consideration is measured at fair value using unobservable level 3 inputs, including (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the regulatory events on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs could result in a lower or higher fair value measurement, and such changes in fair value measurement could have an impact on future earnings. The total undiscounted amount of the milestone payments underlying this liability is $115.0 million. These payments are contingent on the achievement of various regulatory milestones which are expected to occur between 2023 and 2027, and may be paid, at the Company’s sole discretion, in either cash or common stock (or a combination of both). The milestone payments have been adjusted based on a weighted average probability of occurrence of 33.5%, and the discount rates used to calculate the present value of future payments were based on risk-free rates plus risk-adjusted spreads based on the Company’s estimated incremental borrowing rate and was between 19.0% and 19.8% for the valuation of the contingent consideration as of March 31, 2022. The acquisition of Kuur is described in Note 3—Business Combination and the fair value of the contingent consideration is discussed further in Note 12 – Contingent Consideration.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued selling fees, rebates, and royalties	12,613	6,890
Accrued inventory purchases	7,047	4,217
Accrued clinical expenses	4,655	3,116
Accrued wages and benefits	3,849	2,047
Deferred revenue	3,280	3,291
Accrued operating expenses	2,832	2,706
Accrued tax withholdings	1,922	1,804
Accrued interest	644	266
Accrued R&D licensing fees	116	116
Total accrued expenses	$36,958	$24,453

10. Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three months ended March 31, 2022 because it expects to generate a loss for the year ending December 31, 2022 and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance. Income tax expense for the three months ended March 31, 2022 is primarily the result of the taxes payable in foreign jurisdictions.

11. Debt and Lease Obligations

Debt

The Company’s debt as of March 31, 2022 and December 31, 2021, consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Current portion of bank loan	$787	$784
Current portion of senior secured loan	23,750	45,938
Current portion of finance lease obligations	143	159
Current portion of operating lease obligations	2,541	2,909
Long-term portion of finance lease obligations	180	207
Long-term portion of operating lease obligations	4,283	4,494
Chongqing Maliu credit agreement	7,870	7,849
Senior secured loan, net of debt discount and financing fees of $7,069 and $8,663, respectively	94,181	95,400
Total	$133,735	$157,740

Senior Credit Agreement

On June 19, 2020 (“Closing Date”), the Company entered into the Senior Credit Agreement with Oaktree to borrow up to $225.0 million in five tranches, with a maturity date of June 19, 2026. Three tranches (“Tranche A”, “Tranche B”, and “Tranche D”) of the term loans with an aggregate principal amount of $150.0 million were drawn by the Company in 2020. The last two tranches ("Tranche C" and "Tranche E"), amounting to an aggregate of $75.0 million, were dependent on the approval of oral paclitaxel for the treatment of mBC. Under the Amendment to the Senior Credit Agreement on January 19, 2022, the amount of these tranches was reduced to $0 and are no longer available to the Company. The loan bears interest at a fixed annual rate of 11.0%. The Company allocated the proceeds of the drawn tranches between liability and equity components and the fair value of such equity components, along with the direct costs related to the issuance of the debt were recorded as an offset to long-term debt on the consolidated balance sheets. The debt discount and financing fees are amortized on a straight-line basis, which approximates the effective interest method, over the remaining maturity of the Senior Credit Agreement. The effective interest rate of Tranches A, B and D, including the amortization of debt discount and financing fees amounts to 13.3% annually. The Company is required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Beginning on September 17, 2020, the Company was required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date or the commitment termination date. Under the Amendment, the Company was required to make a mandatory prepayment of principal to Oaktree equal to 62.5% of the cash proceeds of the Dunkirk Transaction. The Company was also required to pay (i) accrued and unpaid interest and (ii) a 7.0% fee, allocated as a 2.0% Exit Fee and a 5.0% Prepayment Fee, on the principal amount being repaid. The Company was required to pay Oaktree an amendment fee of $0.3 million and certain related expenses upon the closing of the Dunkirk Transaction. The Amendment requires the Company to make an additional mandatory prepayment of $12.5 million in principal plus the costs and fees described above by June 14, 2022. Additional prepayments of the loan, in whole or in part, will be subject to early prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company, and as of March 31, 2022, the Company has reflected an exit fee liability of $2.5 million. As of March 31, 2022, the Company has classified $23.8 million of the senior secured loan as current portion of long-term debt, comprised of four quarterly payments of $2.8 million each, due within 12 months of March 31, 2022, and $12.5 million due 120 days after the closing of the Dunkirk Transaction, and it has classified $94.2 million of the senior secured loan as long-term debt on the consolidated balance sheet, comprised of the remaining principal due, less debt discount and financing fees of $7.1 million.

The Senior Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that were customarily required for similar financings. The Company is subject to certain financial covenants under the Senior Credit Agreement, including (1) a minimum liquidity amount in cash or permitted cash equivalent investments of $20.0 million from the closing date until the date on which the aggregate principal amount of loans outstanding is greater than or equal to $150.0 million (the “First Step-Up Date”), $25.0 million from the First Step-Up Date until the date on which the aggregate principal amount of loans outstanding balance is equal to $225.0 million (the “Second Step-Up Date”), and $30.0 million from the Second Step-up Date until the maturity date; (2) minimum revenue no less than 50% of target revenue beginning with the fiscal quarter ended on December 31, 2020 and with respect to each such subsequent fiscal quarter prior to the revenue covenant termination date; (3) leverage ratio covenant not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter beginning with the first fiscal quarter following the revenue covenant termination date. At March 31, 2022, the Company was in compliance with all applicable debt covenants.

Credit Agreements, Bank Loan and Mortgage

During the second quarter of 2019, the Company entered into a credit agreement which amended the existing partnership agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), for a Renminbi ¥50.0 million (USD $7.9 million at March 31, 2022) line of credit to be used for the construction of the new API plant in China. The Company is required to repay the principal amount with accrued interest within three years after the plant receives the cGMP certification, with 20% of the total loan with accrued interest due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount, which is expected to approximate 4.75% annually. If the Company fails to obtain the cGMP certification within three years upon the acceptance of the plant, it shall return all renovation costs with the accrued interest to CQ in a single transaction within the first ten business days. As of March 31, 2022, the balance due to CQ was $7.9 million.

On May 15, 2020, the Company entered into a credit agreement with China Merchants Bank, enabling the Company to draw up to Renminbi ¥5.0 million (USD $0.8 million at March 31, 2022) during the period through May 14, 2021. The Company drew the entire available credit in July 2020 and repaid the credit agreement in full on May 14, 2021. On May 28, 2021, the Company entered into a credit agreement on the same terms as that which was repaid, and withdrew the full Renminbi ¥5.0 million (USD $0.8 million at March 31, 2022) on that date. This loan has a maturity date of May 28, 2022 and bears interest at a fixed rate of 4.35% annually. The Company is required to pay the outstanding principal and all accrued interest at maturity.

Lease Obligations

The Company has operating leases for office and manufacturing facilities in several locations in the U.S., Asia, and Latin America and has a finance lease for equipment used in its facility in Buffalo, NY. The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$704	$746
Finance lease cost:
Amortization of assets	64	63
Interest on lease liabilities	10	16
Total net lease cost	$778	$825

The Company has elected to exclude short-term leases from its operating lease right-of-use (“ROU”) assets and lease liabilities. Lease costs for short-term leases were not material to the financial statements for the three months ended March 31, 2022 and 2021. Variable lease costs for the three months ended March 31, 2022 were not material to the financial statements.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	March 31, 2022	December 31, 2021
Finance leases:
Property and equipment, at cost	$1,203	$1,203
Accumulated amortization, net	(974)	(585)
Property and equipment, net	$229	$618

Current obligations of finance leases	$143	$159
Long-term portion of finance leases	180	207
Total finance lease obligations	$323	$366

Weighted average remaining lease term (in years):
Operating leases	3.44	3.53
Finance leases	2.43	2.25

Weighted average discount rate:
Operating leases	12.9%	12.9%
Finance leases	11.5%	9.8%

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amount included in the measurements of lease liabilities:
Operating cash flows from operating leases	$(846)	$(979)
Operating cash flows from finance leases	(10)	(24)
Financing cash flows from finance leases	(39)	(56)

ROU assets derecognized from modification of operating lease obligations	(128)	—
ROU assets recognized in exchange for operating lease obligations	$78	$—

Future minimum payments and maturities of leases is as follows (in thousands):

Year ending December 31:	Operating Leases	Finance Leases
2022 (remaining nine months)	$2,033	$115
2023	2,184	147
2024	2,034	109
2025	1,472	—
2026	347	—
Thereafter	132	—
Total lease payments	8,202	371
Less: Imputed interest	(1,378)	(48)
Total lease obligations	6,824	323
Less: Current obligations	(2,541)	(143)
Long-term lease obligations	$4,283	$180

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

The following table represents a reconciliation of the contingent consideration liability related to the acquisition of Kuur measured on a recurring basis using level 3 inputs as of March 31, 2022 (in thousands):

Balance as of May 4, 2021	$19,839
Adjustment to fair value	4,237
Balance as of December 31, 2021	24,076
Adjustment to fair value	71
Balance as of March 31, 2022	$24,147

The increase of the contingent consideration was due to the time value of money from the initial measurement date (Kuur acquisition date) to March 31, 2022, as well as updated probabilities of future cash flows related to R&D milestones. The discount rate used in measuring the fair value of this liability is the Company's incremental borrowing rate, which is updated on a quarterly basis. The probabilities of the R&D milestones represent the probability of technical success for each therapy to which the milestones are related, and these probabilities are updated on a quarterly basis, based on the clinical stage of the therapy, along with consideration of any additional clinical data obtained during each quarter. The adjustment to the contingent consideration liability is included within selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. Refer to Note 8 - Fair Value Measurement for additional information on the inputs used in the measurement of contingent consideration.

13. Related Party Transactions

During the three months ended March 31, 2022 and 2021, the Company entered into transactions with individuals and companies that have financial interests in the Company. Related party transactions included the following:

a)
In June 2018, the Company entered into two in-licensing agreements with Avalon BioMedical (Management) Limited and its affiliates (“Avalon”) wherein the Company obtained certain IP from Avalon to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees and future milestone payments and sales-based royalties. During the three months ended March 31, 2022 and 2021, no fees were paid to Avalon in connection with the license agreements. Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of March 31, 2022, and December 31, 2021, Avalon held 786,061 shares of the Company’s common stock, which represented less than 1% of the Company’s total issued shares for both periods. Balances due from Avalon recorded on the condensed consolidated balance sheets were not significant. In July 2021, the Company made $2.0 million milestone payment to Avalon pursuant to its license agreement. No such payments were made during the three months ended March 31, 2022.

In June 2019, the Company entered into an agreement whereby Avalon would hold a 90% ownership interest and the Company would hold a 10% ownership interest of the newly formed entity under the name Nuwagen Limited (“Nuwagen”), incorporated under the laws of Hong Kong. Nuwagen is principally engaged in the development and commercialization of herbal medicine products for metabolic, endocrine, and other related indications. The Company contributed nonmonetary assets in exchange for the 10% ownership interest. In July 2020, the transaction closed. The activities of Nuwagen were not material to the financial statements for the three months ended March 31, 2022 or 2021.

b)
The Company earns licensing revenue from PharmaEssentia, an entity in which the Company has an investment classified as available-for-sale (see Note 8—Fair Value Measurements). During the three months ended March 31, 2022 and 2021, respectively, the Company recorded $0 and a $0.5 million milestone fee earned from PharmaEssentia under a license agreement. There were no funds paid to PharmaEssentia under the cost-sharing agreements for the three months ended March 31, 2022 or 2021.

In September 2020, Axis Therapeutics Limited (“Axis”), a majority-owned subsidiary of the Company, entered into a collaboration agreement with PharmaEssentia, pursuant to which Axis granted to PharmaEssensia an exclusive, non-transferrable and revocable sublicense of TCR-engineered T-Cell therapy for the development of the technology in Taiwan. Axis received license fees of $1.0 million, net of $0.3 million withholding tax, in each of the fourth quarter of 2020 and the third quarter of 2021. These fees, amounting to $2.0 million, were recorded as deferred revenue as of March 31, 2022.

c)
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

Stock Options

The total fair value of stock options vested and recorded as compensation expense during the three months ended March 31, 2022 and 2021 was $1.6 million and $2.2 million, respectively. As of March 31, 2022, $7.1 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.3 years. The total intrinsic value of options exercised was approximately $0 and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans to employees, directors, and consultants (aggregate intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	12,662,070	$8.96	4.88	$—
Granted	54,000	0.83	—	—
Forfeited and expired	(348,150)	7.07	—	—
Outstanding at March 31, 2022	12,367,920	$8.98	4.68	$—
Vested and exercisable at March 31, 2022	7,847,050	$10.33	4.65	$—

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding several highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model during the periods indicated:

	Three Months Ended March 31,
	2022	2021
Weighted average grant date fair value	$0.83	$7.40
Expected dividend yield	—%	—%
Expected stock price volatility	66%	68%
Risk-free interest rate	1.94%	1.37%
Expected life of options (in years)	6.3	6.3

Restricted Stock Awards

The total fair value of restricted stock awards vested and recorded as compensation expense during the three months ended March 31, 2022 and 2021 was $0.3 million and less than $0.1 million, respectively. Restricted stock awards cliff vest on the anniversaries of their grant date. As of March 31, 2022, $2.5 million of unrecognized cost related to non-vested restricted stock awards were expected to be recognized over a weighted-average period of approximately 3.2 years.

The following table summarizes the status of the Company's restricted stock awards.

	Shares of Restricted Stock	Weighted Average Fair Value
Nonvested at December 31, 2021	924,595	$3.86
Granted	50,000	0.83
Forfeited	(184,805)	3.77
Nonvested at March 31, 2022	789,790	$3.69

Employee Stock Purchase Plan

The ESPP is available to eligible employees (as defined in the plan document). Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading or the last trading day of the offering period. The current offering period extends from December 1, 2021 to May 30, 2022. The Company expects to offer six-month offering periods after the current period. The ESPP reserved 1,000,000 shares of common stock for issuance under the ESPP. Stock-based compensation related to the ESPP amounted to less than $0.1 million for each of the three months ended March 31, 2022 and 2021.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within cost of sales, research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$1,623	$2,205
Restricted stock expense	251	29
Employee stock purchase plan	19	46
Total stock-based compensation expense	$1,893	$2,280
Cost of sales	$26	$56
Research and development expenses	570	601
Selling, general, and administrative expenses	1,297	1,623
Total stock-based compensation expense	$1,893	$2,280

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Stock options and other common stock equivalents	14,217,921	13,899,191
Unvested restricted shares	854,947	22,500
Total potential dilutive shares	15,072,868	13,921,691

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

Oncology Innovation Platform— This operating segment performs research and development on certain of the Company’s proprietary drugs, from the preclinical development of its chemical compounds, to the execution and analysis of its several clinical trials. It focuses specifically on cell therapy programs, and the Orascovery and Src Kinase Inhibition research platforms.

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

Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Total revenue:
Oncology Innovation Platform	$774	$20,665
Global Supply Chain Platform	7,375	8,207
Commercial Platform	22,709	13,259
Total revenue for reportable segments	30,858	42,131
Intersegment revenue	(1,134)	(1,106)
Total consolidated revenue	$29,724	$41,025

Intersegment revenue eliminated in the above table for the three months ended March 31, 2022 reflects $1.1 million in sales from the Global Supply Chain Platform to the Oncology Innovation Platform. Intersegment revenue eliminated in the above table for the three months ended March 31, 2021 reflects $0.6 million in sales from the Global Supply Chain Platform to the Commercial Platform and $0.5 million in sales from the Global Supply Chain Platform to the Oncology Innovation Platform.

	Three Months Ended March 31,
	2022	2021
Total revenue by product group:
License fees	$767	$20,500
Commercial product sales	27,928	18,061
API sales	578	1,868
Contract manufacturing revenue	444	430
Other revenue	7	166
Total consolidated revenue	$29,724	$41,025

Intersegment revenue is recognized by the selling segment when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger.

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Athenex, Inc.:
Oncology Innovation Platform	$(29,884)	$(5,441)
Global Supply Chain Platform	(2,006)	(2,298)
Commercial Platform	1,933	(15,927)
Segment total	(29,957)	(23,666)
Discontinued operations	12,537	(1,384)
Total consolidated net loss attributable to Athenex, Inc.	$(17,420)	$(25,050)

	Three Months Ended March 31,
	2022	2021
Total depreciation and amortization:
Oncology Innovation Platform	$212	$207
Global Supply Chain Platform	328	508
Commercial Platform	332	544
Segment total	872	1,259
Discontinued operations	185	15
Total consolidated depreciation and amortization	$1,057	$1,274

	March 31,	December 31,
	2022	2021
Total assets:
Oncology Innovation Platform	$115,721	$131,432
Global Supply Chain Platform	54,970	54,775
Commercial Platform	66,171	53,113
Segment total	236,862	239,320
Discontinued operations	—	28,128
Total consolidated assets	$236,862	$267,448

	Three Months Ended March 31,
	2022	2021
Total revenue:
United States	$29,135	$38,645
China	589	205
Other foreign countries	—	2,175
Total consolidated revenue	$29,724	$41,025

	March 31,	December 31,
	2022	2021
Total property and equipment, net:
United States	$3,935	$4,196
China	22,928	23,782
Total consolidated property and equipment, net	$26,863	$27,978

Customer revenue and accounts receivable concentration amounted to the following for the identified periods. These customers relate to the Commercial Platform segment and the Global Supply Chain Platform segment.

	Three Months Ended March 31,
	2022	2021
Percentage of total revenue by customer:
Customer A	16%	11%
Customer B	13%	9%
Customer C	12%	9%
Customer D	2%	49%

	March 31,	December 31,
	2022	2021
Percentage of total accounts receivable by customer:
Customer A	25%	29%
Customer B	20%	35%
Customer C	7%	15%

17. Revenue Recognition

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

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. For the three month period ended March 31, 2021, the Company recognized license revenue of $20.5 million, of which $20.0 million was recognized upon the achievement of the first commercial milestone pursuant to the 2017 Almirall out-license arrangement upon the launch of Klisyri in the U.S., and $0.5 million was recognized for an upfront fee upon transferring IP to the customer upon execution of the second amendment to the 2011 PharmaEssentia license agreement. No such revenue was recorded for the three months ended March 31, 2022. Under the collaboration agreement between Axis Therapeutics and PharmaEssentia, the Company received $2.0 million of upfront fees allocated to its performance obligation to deliver functional IP to the Customer. As of March 31, 2022, the Company had not satisfied this performance obligation by delivering the license with the data necessary for the customer to benefit from the right to use the IP and, therefore, the amount was recorded as deferred revenue.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint and adjusts its estimate of the transaction price as appropriate. To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price. The Company did not recognize revenue from other performance obligations included in the Company’s out-licensing agreements during the three months ended March 31, 2022 and 2021.

Certain out-license agreements include performance obligations to manufacture and provide drug product in the future for commercial sale when the licensed product is approved. For the commercial, sales-based royalties, the consideration is predominantly related to the licensed IP and is contingent on the customer’s subsequent sales to another commercial customer. Consequently, the sales- or usage-based royalty exception would apply. Revenue will be recognized for the commercial, sales-based milestones as the underlying sales occur. The Company recorded $0.6 million and $0.1 million of royalty revenue related to sales of Tirbanibulin during the three months ended March 31, 2022 and 2021, respectively.

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation. The Company did not use any other significant judgments related to out-licensing revenue during the three months ended March 31, 2022 and 2021.

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

3.
Commercial Platform

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference, if any, between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of March 31, 2022, and December 31, 2021, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $20.5 million and $22.9 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $37.7 million, and $25.6 million for the three months ended March 31, 2022, and 2021, respectively.

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

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer.

	For the Three Months Ended March 31, 2022
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$767	$5,659	$22,709	$29,135
China	7	582	—	589
Total revenue	$774	$6,241	$22,709	$29,724

	For the Three Months Ended March 31, 2021
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$20,157	$5,229	$13,259	$38,645
China	8	197	—	205
Other foreign countries	500	1,675	—	2,175
Total revenue	$20,665	$7,101	$13,259	$41,025

The Company also disaggregates its revenue by product group which can be found in Note 16 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers by reportable segments. The Company has not recorded any contract assets from contracts with customers.

	March 31, 2022
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$10,088	$3,468	$45,839	$59,395
Chargebacks and other deductions	—	—	(20,546)	(20,546)
Provision for credit losses	(8,919)	(225)	(100)	(9,244)
Accounts receivable, net	$1,169	$3,243	$25,193	$29,605
Deferred revenue	2,746	534	—	3,280
Total contract liabilities	$2,746	$534	$—	$3,280

	December 31, 2021
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$10,069	$4,444	$44,298	$58,811
Chargebacks and other deductions	—	—	(22,868)	(22,868)
Provision for credit losses	(8,919)	(290)	(97)	(9,306)
Accounts receivable, net	$1,150	$4,154	$21,333	$26,637
Deferred revenue	2,739	552	—	3,291
Total contract liabilities	$2,739	$552	$—	$3,291

As of March 31, 2022 and December 31, 2021, the deferred revenue balances relate to customer deposits made by customers of the Oncology Innovation Platform and Global Supply Chain Platform and are included within accrued expenses on the condensed consolidated balance sheets.

There were no other material changes to contract balances during the three months ended March 31, 2022.

18. Commitments and Contingencies

Future minimum payments under the non-cancelable operating leases consists of the following as of March 31, 2022 (in thousands):

Year ending December 31:	Minimum payments
2022 (remaining nine months)	$2,033
2023	2,184
2024	2,034
2025	1,472
2026	347
Thereafter	132
$8,202

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

The complaints generally allege that between August 7, 2019 and February 26, 2021 (the purported class period), the Company and the individual defendants made materially false and misleading statements regarding the Company's business in connection with the Company’s development of Oral Paclitaxel for the treatment of metastatic breast cancer and the likelihood of FDA approval, and that the plaintiffs suffered losses when the Company’s stock price dropped after its announcement on February 26, 2021 regarding receipt of the CRL. The complaints seek class certification, damages, fees, costs, and expenses. On August 5, 2021, the Court consolidated the two actions and appointed a lead plaintiff and lead counsel. Pursuant to a stipulated scheduling order, the lead plaintiff filed an amended complaint on November 19, 2021. Defendants filed their motion to dismiss on January 25, 2022. Plaintiffs’ opposition to that motion was filed on March 28, 2022 and the defendants’ reply is due by May 20, 2022. The Company and the individual defendants believe that the claims in the consolidated lawsuits are without merit, and the Company has not recorded a liability related to these shareholder class actions as the risk of loss is remote. The Company and the individual defendants intend to vigorously defend against these claims but there can be no assurances as to the outcome.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021. Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Athenex,” the “Company,” “we,” “us,” and “our” refer to Athenex, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II—Item 1A—Risk Factors below.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, ability to continue as a going concern, business strategy, the timing and results of clinical trials, our ability to maintain the listing of our common stock on Nasdaq, the impact of macroeconomic factors, such as the Russian invasion of Ukraine and the COVID-19 pandemic on our business, and potential regulatory approval of product candidates. In some cases, forward-looking statements may be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “mission,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will,” “would,” and similar expressions and variations thereof. These words are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2021 and the additional risk factors described herein. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business. In light of these risks, uncertainties and assumptions, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview and Recent Developments

We are a biopharmaceutical company dedicated to becoming a leader in the discovery, development, and commercialization of next generation drugs for the treatment of cancer. Our mission is to improve the lives of cancer patients by creating more effective, safer, and tolerable treatments. We have assembled a strong and experienced leadership team and have established operations across the pharmaceutical value chain to execute our goal of becoming a global leader in bringing innovative cancer treatments to the market and improving health outcomes.

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

KUR-501 is an autologous product in which NKT cells are engineered with a chimeric antigen receptor (“CAR”) targeting GD2 (“GINAKIT” cells). GD2 is expressed on almost all neuroblastoma tumors and certain other malignancies. KUR-501 is currently being evaluated in a phase 1 clinical trial (GINAKIT2) treating children with relapsed-refractory (“R/R”) high risk neuroblastoma. In May 2022, we announced that the Company will present updated clinical data from this trial at the American Society of Gene & Cell Therapy (ASGCT) 2022 Annual Meeting. The data demonstrated expansion of CAR-NKT cells post-transfer in all patients and objective responses in patients with relapsed/refractory neuroblastoma. Overall Response Rate (“ORR”) was 25%, or three out of twelve responses, and Disease Control Rate (“DCR”) was 58% with four stable disease (“SD”), two partial responses (“PR”) and one complete response (“CR”). There were two out of three responses at a dose of 100 million cells/m2. We also observed one durable complete response persisting 12 months. During this evaluation, KUR-501 was well-tolerated with no dose limiting toxicity (“DLT”). There was no evidence of immune effector cell-associated neurotoxicity syndrome (“ICANS”) in any of the patients at the first four dose levels and one case of cytokine release syndrome (“CRS”). GINATKIT2 will continue enrolling patients at higher dose level cohorts with a goal to identify an optimal dose that we may take into a pivotal study.

KUR-502 is an allogeneic (“off-the-shelf”) product in which NKT cells are engineered with a CAR targeting CD19. KUR-502 is currently being evaluated in a phase 1 clinical trial (ANCHOR) treating adults with R/R CD19 positive malignancies, including B cell lymphoma, acute lymphoblastic leukemia (“ALL”), and chronic lymphocytic leukemia (“CLL”). In April 2022, we presented an interim data update on seven evaluable patients at the Tandem Meetings of the American Society of Transplantation and Cellular Therapy (ASTCT), and the Center for International Blood & Marrow Transplant Research (CIBMTR). The data showed a six-month complete response rate of 29%, including one ongoing CR at 34 weeks, in heavily pretreated patients. ORR was 57% and DCR was 71%, or 3 CRs, 1 PR, and 1SD. Two responses (1 CR and 1 PR) were observed in patients who failed previous autologous CAR-T therapy. Allogeneic CD19 CAR-NKT cells were well tolerated with three cases of grade 1 CRS, no ICANS and no graft versus host disease (GvHD) attributable to CAR-NKT cells. In March 2022, our Investigational New Drug (“IND”) application to expand the ANCHOR study to a multi-center study was allowed to proceed by the FDA.

KUR-503 is an allogeneic (“off-the-shelf”) product in which NKT cells are engineered with a CAR targeting glypican-3 (“GPC3”). GPC3 is a molecule that is highly expressed on most hepatocellular carcinomas (“HCC”) but not normal liver or other non-neoplastic tissue. KUR-503 is currently in preclinical development, and we are planning to submit an IND application in 2023.

We continue to advance TCR affinity-enhancing specific T-cell (“TAEST”) therapy with our drug candidate, TCRT-ESO-A2. TCRT-ESO-A2 is an autologous T cell receptor (“TCR”)-T cell therapy targeting solid tumors that are NY-ESO-1 positive in HLA-A*02:01 positive patients. A phase 1 clinical trial treating adults with advanced solid tumors expressing NY-ESO-1 is currently open enrolling.

On February 26, 2021, we received a Complete Response Letter ("CRL") from the U.S. Food and Drug Administration (“FDA”) regarding our New Drug Application (“NDA”) for oral paclitaxel and encequidar (“Oral Paclitaxel”) for the treatment of metastatic breast cancer (“mBC”). Following the CRL, we held two Type A meetings with the FDA to discuss the deficiencies raised in the CRL, review a proposed design for a new clinical trial intended to address the deficiencies raised in the CRL, and discuss the potential regulatory path forward for Oral Paclitaxel in mBC in the U.S. In October 2021, after careful consideration of the FDA feedback, we determined to redeploy our resources to focus on our Cell Therapy platform and other ongoing studies of Oral Paclitaxel. On November 29, 2021, we announced the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) validation of the Marketing Authorization Application (“MAA”) for Oral Paclitaxel, for review. The Phase 3 study of Oral Paclitaxel in mBC (KX-ORAX-001) served as the basis of the MAA.

We are continuing to evaluate Oral Paclitaxel in combination with check point inhibitors. Oral Paclitaxel is currently being evaluated in combination with pembrolizumab in non-small cell lung cancer (“NSCLC”); and dostarlimab +/- carboplatin in neoadjuvant breast cancer, as part of the I-SPY2 TRIAL (Investigation of Serial studies to Predict Your Therapeutic Response with Imaging And moLecular analysis 2).

Commercial and Global Supply Chain Platform Developments

We suspended production activities at our Taihao API facility in Chongqing, China, in May 2019, based on concerns raised by the Department of Emergency Management of Chongqing (“DEMC”) related to the location of our plant. We subsequently resumed producing API at the Taihao API facility primarily for our ongoing clinical studies and commercial launches of proprietary drugs in accordance with local regulatory guidance, while we started building out Sintaho, a new API facility in Chongqing. In July 2021, we received verbal notice from the DEMC that we will be required to terminate the production activities at its Taihao API facility. We are continuing to engage in dialogue with the DEMC. While we are able to continue producing certain API at the Taihao API facility in limited quantities and a certain extent of our operations are now being conducted at Sintaho, we are in the process of moving the remainder of the operations and production activities to Sintaho and exploring other sources of API, in the event we are unable to reach an agreement with the DEMC for the continued production activities of the Taihao API facility. The Sintaho facility continues to conduct and complete product qualification activities.

On February 14, 2022, we completed the sale of our leasehold interest in the 409,000 square feet, newly constructed cGMP ISO Class 5 high potency pharmaceutical manufacturing facility located in Dunkirk, NY. We sold our interest in the Dunkirk facility and certain other assets to ImmunityBio, Inc. for approximately $40.0 million. Of these proceeds, we used approximately $27.4 million to make a mandatory prepayment of $25.0 million in principal, accrued and unpaid interest, and associated fees to the lenders under our Senior Credit Agreement with Oaktree. See “Liquidity and Capital Resources” below for more information about the Senior Credit Agreement. This sale is part of our strategy to dispose of non-core assets intended to extend our cash runway in 2022 as we pivot to focusing on our Cell Therapy platform.

COVID-19 related measures

Since early 2020, after monitoring developments related to the spread of COVID-19, we have undertaken a number of measures in response to the COVID-19 pandemic, with a goal to prioritize the health and safety of our employees and ensure continuity in our business. We adhere to all state, federal and local requirements as the same may be in force from time to time.

With respect to our clinical development program, we have experienced and expect to continue to experience slowed enrollment for our clinical trials as well as suspensions in our clinical trials as healthcare resources are diverted to address the COVID-19 pandemic. We remain committed to advancing our pipeline in line with our Mission as described below while ensuring the safety of all participants as well as the integrity of the data. We will continue to monitor developments with respect to the COVID-19 pandemic as well as industry and regulatory best practices for continuing clinical development programs during the pandemic, including, if and where appropriate, the use of virtual communications, interviews, and visits as well as self-administration and remote monitoring techniques to address health and safety concerns while minimizing disruptions and delays to our clinical development timelines.

There is still uncertainty regarding the pandemic's overall duration and the severity of any future outbreaks, including any potential impact on our operations in China. The scope and impact of any such measures is not yet known and will depend on a number of factors, including but not limited to the ultimate spread and severity of the outbreaks and the scope, duration and impact of containment measures on individuals and businesses. If our partners experience significant or extended disruptions to their business due to COVID-19, it could result in supply shortages and harm our specialty drug business, as well as our overall financial condition. We are actively monitoring our operations and supply chain across the globe and are making adjustments to respond to challenges that arise due to the pandemic where appropriate.

Going Concern Considerations

We have three operating segments: our Oncology Innovation Platform, Global Supply Chain Platform, and Commercial Platform. Since inception, we have devoted a substantial amount of our resources to research and development of our lead product candidates under our Orascovery and Src Kinase Inhibition technology platforms, as well as under the Cell Therapy platform and Arginine Deprivation Therapy technology, while building up our commercial infrastructure. We have incurred significant net losses since inception.

We have incurred operating losses since inception and, as a result, as of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $930.8 million and $913.4 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. We project insufficient liquidity to fund our operations through the next twelve months beyond the date of this report and project that we will be in violation of financial covenants included within the Senior Credit Agreement during the twelve-month period subsequent to the date of this filing. This projection does not reflect management's plans that are outside of the Company's control, pursuant to ASC 205. These conditions raise substantial doubt about our ability to continue as a going concern. See Part I, Item 1. Note 1—Company and Nature of Business for further information regarding our ability to continue as a going concern.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, senior secured loans, private placements, and to a lesser extent, from convertible bond financing, revenue, and grant funding. As of March 31, 2022, we had cash and cash equivalents of $27.2 million, restricted cash of $13.8 million, and short-term investments of $10.2 million.

On August 20, 2021, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC, in connection with the offer and sale of up to $100,000,000 of shares of our common stock, par value $0.001 per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to a registration statement on Form S-3 (File No. 333-258185) that became effective on August 12, 2021. During the year ended December 31, 2021, we sold 762,825 shares of our common stock for an average price of $1.49 per share under the Sales Agreement. During the three months ended March 31, 2022, we sold 1,646,026 shares of our common stock for an average price of $1.03 per share under the Sales Agreement.

Nasdaq Deficiency Notice

On March 18, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our common stock, we no longer meet the Nasdaq listing standard requiring listed companies to maintain a minimum bid price of at least $1.00 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides a compliance period of 180 calendar days, or until September 14, 2022, in which to regain compliance with the minimum bid price requirement. If our common stock maintains a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will automatically regain compliance. In the event we do not regain compliance with the $1.00 bid price requirement by September 14, 2022, we may be eligible for consideration of a second 180-day compliance period. To qualify for this additional compliance period, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq’s Global Select Market, other than the minimum bid price requirement. In addition, we would also be required to notify Nasdaq of our intent to cure the minimum bid price deficiency. We are diligently working to evidence compliance with the minimum bid price requirement for continued listing on Nasdaq. If we fail to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

The notification has no immediate effect on the listing of our common stock on Nasdaq’s Global Select Market. We intend to monitor the closing bid price of our common stock and consider our available options in the event the closing bid price of our common stock remains below $1.00 per share.

Outlook

Our Company’s mission is to become a leader in bringing innovative cancer treatments to the market and to improve patient health outcomes. Historically, we had focused development of our Orascovery platform which is based on a technology that converts IV chemotherapy to oral chemotherapy. We conducted a large phase 3 clinical trial in metastatic breast cancer comparing Oral Paclitaxel to IV paclitaxel, which was the basis of our NDA submission. Unfortunately, in February 2021, we received a CRL from the FDA which asked for an additional clinical study to support approval. After careful evaluation and prioritization of our R&D pipeline, we have decided to focus our R&D resources on our innovative cell therapy platform, which is based on NKT cells. NKT cells have unique biology that has potential advantages over current T cell and NK cell-based technologies. We believe these advantages include the following:

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

Advancing KUR-501 CAR-NKT Targeting GD2 – KUR-501 is an autologous product in which NKT cells are engineered with a CAR targeting GD2 and is currently being evaluated in a phase 1 clinical trial (GINAKIT2) treating children with R/R high risk neuroblastoma. Neuroblastoma is a rare pediatric cancer and patients with R/R high risk neuroblastoma have very poor outcomes. Therefore, we believe there is a significant unmet need for better treatment options. Interim data to be presented at the ASGCT 2022 Annual Meeting showed 25% overall response rate and 58% disease control rate, two out of three responses at dose level 4 (100 million cells/m2), and one durable complete response persisting 12 months. Previous data updates also demonstrated long-term persistence of CAR-NKT cells and CAR-NKT cell localization at the tumor site. The safety profile of KUR-501 was shown to be well-tolerated and the product is being administered in the outpatient setting. GINATKIT2 will continue enrolling patients at higher dose level cohorts with a goal to identify an optimal dose that we may take into a pivotal study.

Advancing KUR-502 CAR-NKT Targeting CD19 – Interim data, as presented at the ASTCT and CIBMTR Tandem Meetings in April of 2022, indicated that, of the first seven evaluable patients, there was a promising overall response rate of 57% and disease control rate of 71%, with two responses (1 CR and 1 PR) observed in patients who failed previous autologous CAR-T therapy. KUR-502 is an allogeneic, “off-the-shelf” product in which NKT cells are engineered with a CAR targeting CD19. Today, autologous CAR-T cell treatments are available to patients, but the patient-to-patient variability and long manufacturing lead times limit patient care options. As an allogeneic “off-the-shelf” product, KUR-502 leverages economies of scale and has the potential to significantly increase patient access to innovative CAR-NKT treatments. Our aim is to expand the phase 1 (ANCHOR) clinical trial treating adults with R/R CD19 positive malignancies currently being conducted at BCM to a phase 1 multicenter clinical trial (ANCHOR2). Our IND application to expand the ANCHOR study to a multi-center study was allowed to proceed by the FDA in March 2022.

Focusing on Specific Programs of Oral Paclitaxel – For Oral Paclitaxel, while our MAA submission is currently under review by the U.K. MHRA, we have focused our efforts on our ongoing combination clinical trials with checkpoint inhibitors where we believe there is an opportunity. Oral Paclitaxel is currently being evaluated in combination with pembrolizumab in NSCLC; and dostarlimab +/- carboplatin in neoadjuvant breast cancer, as part of I-SPY 2 TRIAL.

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

We anticipate that our SG&A costs will decrease in future periods, without the commercialization of the Orascovery platform and the development of the facility in Dunkirk, NY. We expect that certain costs, including share compensation costs, insurance costs, and other administrative costs, will decrease as a result of the sale of our interest in the pharmaceutical manufacturing facility located in Dunkirk, NY. Meanwhile, we anticipate that cost related to legal, compliance, accounting and investor and public relations expenses associated with being a public company will remain consistent.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$28,950	$20,360	$8,590	42%
License fees and other revenue	774	20,665	(19,891)	-96%
Total revenue	29,724	41,025	(11,301)
Cost of sales	(23,295)	(16,405)	(6,890)	42%
Gross profit	6,429	24,620	(18,191)
Research and development expenses	(13,990)	(23,070)	9,080	-39%
Selling, general, and administrative expenses	(14,935)	(20,736)	5,801	-28%
Interest income	77	29	48	166%
Interest expense	(4,521)	(4,908)	387	-8%
Loss on partial extinguishment of debt	(3,501)	—	(3,501)	100%
Income tax expense	(28)	(154)	126	-82%
Net loss from continuing operations	(30,469)	(24,219)	(6,250)	26%
Gain (loss) from discontinued operations	12,537	(1,384)	13,921	-1006%
Net loss	(17,932)	(25,603)	7,671
Less: net loss attributable to non-controlling interests	(512)	(553)	41	-7%
Net loss attributable to Athenex, Inc.	$(17,420)	$(25,050)	$7,630

Revenue

Revenue from product sales increased to $29.0 million for the three months ended March 31, 2022, from $20.4 million for the three months ended March 31, 2021, an increase of $8.6 million or 42%. This increase was primarily attributable to an increase in APD specialty product sales, which increased by $9.5 million as the result of increases in shortage product sales and product launches during 2022. 503B product sales increased by $0.4 million from additional product launches. These increases were offset by a decrease in API product sales of $1.3 million, attributable to the limitations on API productions at the Taihao facility, pandemic-related restrictions on operations in China, and the ongoing transfer of operations from our Taihao to Sintaho facilities. Fluctuations in the demand for shortage products, the infection rate and the spread of the global health pandemic, and market demand may continue to significantly affect our product sales in the future.

License fees and other revenue decreased by $19.9 million, to $0.8 million for the three months ended March 31, 2022. This decrease was primarily due to the recognition of $20.0 million of license revenue pursuant to the 2017 Almirall License Agreement upon the launch of Klisyri in the U.S., and $0.5 million related to an upfront fee for transferring IP to the customer during the three months ended March 31, 2021. This was partially offset by Klisyri royalty revenue of $0.7 million recorded in the three months ended March 31, 2022.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 totaled $23.3 million, an increase of $6.9 million, or 42%, as compared to $16.4 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $5.7 million in cost of APD product sales and an increase of $2.5 million in cost of 503B product sales. These were partially offset by a $1.3 million decrease in cost of API product sales.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2022 totaled $14.0 million, a decrease of $9.1 million, or 39%, as compared to $23.1 million for the three months ended March 31, 2021. This was primarily due to a decrease in Oral Paclitaxel product development and medical affairs costs, costs of clinical and regulatory operations, and costs of preclinical operations and included the following:

•
$6.3 million decrease in Oral Paclitaxel product development and medical affairs costs incurred in connection with the potential product launch costs of clinical operations after the completion of the Phase 3 studies for Oral Paclitaxel;
•
$1.7 million decrease in costs of preclinical operations, primarily related to the Orascovery platform;
•
$1.2 million decrease in costs of clinical operations and regulatory affairs after the completion of the Phase 3 study for Oral Paclitaxel;
•
$0.8 million decrease in R&D related compensation expenses; and
•
$0.4 million decrease in drug licensing costs related to licenses for specialty drug products.

The decrease in these R&D expenses was partially offset by a $1.2 million increase in cell therapy development costs and a $0.1 million increase in costs of other product development.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended March 31, 2022 totaled $14.9 million, a decrease of $5.8 million, or 28%, as compared to $20.7 million for the three months ended March 31, 2021. This was primarily due to a $6.7 million decrease in costs for preparing to commercialize Oral Paclitaxel as the significant pre-launch activities slowed upon receipt of the Complete Response Letter in February 2021. Compensation related costs decreased by $0.4 million. These decreases were partially offset by a $1.3 million increase in operating costs, including professional fees, IT costs, and the change in fair value of contingent consideration.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments and totaled $0.1 million and less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense totaled $4.5 million and $4.9 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense in both periods was incurred from the senior secured loan agreement and related security agreements (the “Senior Credit Agreement”) with Oaktree Fund Administration, LLC, as administrative agent, and the lenders party thereto (collectively, “Oaktree”).

Loss on partial extinguishment of debt

We recognized $3.5 million loss on the partial extinguishment of debt related to the prepayment we made to Oaktree upon the closing of the sale of our leasehold interest in the manufacturing facility in Dunkirk, New York, (the "Dunkirk Transaction") during the three months ended March 31, 2022.

Income Tax Expense

For the three months ended March 31, 2022, income tax expense amounted to less than $0.1 million, compared to income tax expense of $0.2 million for the same period in 2021. We did not record a provision for U.S. federal income taxes for the three months ended March 31, 2022 or 2021 because we expect to generate a loss for the year ended December 31, 2022.

Gain (loss) from discontinued operations

Gain from discontinued operations for the three months ended March 31, 2022 totaled $12.5 million, as compared to a loss of $1.4 million for the three months ended March 31, 2021. This change was primarily due to the gain on the sale of the Dunkirk facility of $14.5 million, partially offset by an increase in operating expenses of $0.5 million.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our R&D programs, SG&A costs associated with our operations, and the development of our specialty drug operations in our Commercial Platform and 503B operations and the investment we made in our pre-launch activities in anticipation of commercializing our proprietary drugs. We incurred net losses of $17.9 million and $25.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $930.8 million. Our operating activities from continuing operations used $18.5 million and $29.7 million of cash during the three months ended March 31, 2022 and 2021, respectively. We intend to continue to advance certain of our various clinical and pre-clinical programs which could lead to increased cash outflow of R&D costs. While we expect our R&D expenses to decrease overall, as the development of most non-Cell Therapy technologies has been suspended, R&D expenses related to our Cell Therapy platform are expected to increase as we prepare for additional clinical and preclinical studies for our Cell Therapy programs. We intend to continue to diversify the product portfolio for specialty drug products in the Commercial Platform and 503B operations, which may require relatively more funding than we have previously dedicated to this portfolio. Our principal sources of liquidity as of March 31, 2022 were cash and cash equivalents totaling $27.2 million, restricted cash of $13.8 million, held in a controlled bank account in connection with the Senior Credit Agreement with Oaktree, and short-term investments totaling $10.2 million, which are generally high-quality investment grade corporate debt securities.

Indebtedness

We had $133.7 million and $157.7 million of debt as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and 2021, this primarily consisted of the Senior Credit Agreement with Oaktree, and a credit agreement with Chongqing Maliu Riverside Development and Investment Co., LTD, and finance and operating lease obligations.

During the quarter ended March 31, 2022, at the closing of the Dunkirk Transaction, we used $27.4 million of the proceeds to Oaktree as a mandatory prepayment of principal, accrued and unpaid interest, and fees and expenses. See Part I, Item 1. Note 11—Debt and Lease Obligations for additional information regarding our Senior Credit Agreement with Oaktree. We are also required to make an additional mandatory prepayment of $12.5 million plus costs and fees by June 14, 2022.

As of March 31, 2022, we owe $127.5 million under the Senior Credit Agreement. We do not have access to additional tranches of funding available under the Senior Credit Agreement. Our obligations under the Senior Credit Agreement are guaranteed by us and certain of our existing domestic subsidiaries and subsequently acquired or organized subsidiaries subject to certain exceptions. Our obligations under the Senior Credit Agreement and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a pledge of all of the equity interests of our direct subsidiaries, and (ii) a perfected security interest in all of our tangible and intangible assets.

The Senior Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, the Senior Credit Agreement contains certain financial covenants, including, among other things, maintenance of minimum liquidity and a minimum revenue test, measured quarterly until the last day of the second consecutive fiscal quarter where the consolidated leverage ratio does not exceed 4.5 to 1, provided that thereafter we cannot allow our consolidated leverage ratio to exceed 4.5 to 1, measured quarterly. Failure of the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company. At March 31, 2022, we were in compliance with all applicable covenants.

As of March 31, 2022, we owe $7.9 million under the line of credit with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”).

ATM Offering

On August 20, 2021, we entered into a sales agreement with SVB Leerink LLC, in connection with the offer and sale of up to $100,000,000 of shares of our common stock, par value $0.001 per share, in an at-the-market offering (“ATM Offering”). During the three months ended March 31, 2022, we sold 1,646,026 shares of our common stock for an average price of $1.03 per share in the ATM Offering. While we intend to continue selling shares of common stock in the ATM Offering, there can be no assurance that we will be able to sell shares of common stock at a price that is acceptable to our Board of Directors or that will be successful in raising significant capital in the offering.

Outlook

We expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements or by monetizing non-core assets, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. In addition, we have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth. We may borrow additional funds on terms that may include restrictive covenants, including covenants that further restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets.

As of March 31, 2022, we had cash and cash equivalents of $27.2 million, restricted cash of $13.8 million, and short-term investments of $10.2 million. We are implementing cost savings programs and plan to monetize non-core assets and raise capital in order to extend our cash runway in 2022. If we are unable to raise additional capital or monetize assets, we believe that the existing cash and cash equivalents, restricted cash, and short-term investments will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our unaudited condensed consolidated financial statements. We have concluded that this raises substantial doubt about our ability to continue as a going concern. See Part I, Item 1. Note 1—Company and Nature of Business for further information regarding our ability to continue as a going concern. We have based these estimates on assumptions that may prove to be wrong, and we could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. Although we plan to raise additional funds though the sale of non-core assets and selling equity securities, these plans are subject to market conditions which are outside of our control, and therefore cannot be deemed to be probable. There can be no assurance that additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.

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

We have made certain changes to our budgeted expenses in light of the CRL for Oral Paclitaxel we received in February 2021 and the Type A meetings with the FDA, including curtailing commercialization expenses and investing in additional products for our specialty drug product business. However, our expenses could increase as we continue to fund clinical and preclinical development of our research programs by advancing our Cell Therapy programs, certain candidates in our pipeline, our specialty drug products, working capital and other general corporate purposes. Capital expenditures at the Sintaho facility may continue to grow and be significant as we build out the plant to manufacture Tirbanibulin and other APIs. We have based our estimates on assumptions that might prove to be wrong and we might use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to accurately estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

We expect to finance our cash needs through a combination of equity offerings, debt financings, sales of non-core assets, collaborations, strategic alliances, licensing arrangements, and government grants. We believe that the existing cash and cash equivalents, restricted cash, and short-term investments will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our estimates are based on relevant conditions that are known and reasonably knowable at the date of these consolidated financial statements being available for issuance and are subject to change due to changes in business, industry or macroeconomic conditions. We have based these estimates on assumptions that may prove to be wrong, and we could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. To the extent that we raise additional capital by issuing equity securities or convertible debt securities, our stockholders may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and might require the issuance of warrants, which could potentially dilute the ownership interest of holders of common stock. If we are able to sell non-core assets, we may not realize in full the anticipated benefits, savings, and improvements in our strategic pivot efforts, we may not realize the cost savings we anticipate, the cost of disposing of the assets may exceed the cost savings generated, and the process of disposing of the assets may be disruptive to our daily operating activities and our execution of short- and long-term strategies. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies and grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we might be required to delay, limit, reduce, or terminate our product development efforts, reevaluate our future operating plans or cease operations.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities from continuing operations	$(18,466)	$(29,688)
Net cash (used in) provided by investing activities from continuing operations	(167)	12,646
Net cash (used in) provided by financing activities from continuing operations	(25,369)	796
Net cash provided by (used in) discontinued operations	32,620	(5,839)
Net effect of foreign exchange rate changes	654	478
Net decrease in cash, cash equivalents, and restricted cash	$(10,728)	$(21,607)

Net Cash Used in Operating Activities from Continuing Operations

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

Net cash used in operating activities from continuing operations was $18.5 million for the three months ended March 31, 2022. This resulted primarily from our net loss from continuing operations of $30.5 million, adjusted for non-cash charges of $7.0 million and by cash provided by our operating assets and liabilities of $5.0 million. Our operating assets increased $3.0 million for accounts receivable mainly related to the increase in APD sales, increased $0.6 million in prepaid expenses and other assets, and increased $6.6 million for inventory of all drug products. Our operating liabilities increased by $15.1 million mainly due to an increase in accrued selling fees and rebates, accrued wages and benefits, accrued clinical expenses, and accrued inventory purchases. Our net non-cash charges during the three months ended March 31, 2022 primarily consisted of the $3.5 million loss on partial extinguishment of debt, $1.9 million of stock-based compensation expense, $0.9 million depreciation and amortization expense, and $0.6 million amortization of debt discount.

Net cash used in operating activities from continuing operations was $29.7 million for the three months ended March 31, 2021. This resulted primarily from our net loss from continuing operations of $24.2 million, adjusted for non-cash charges of $4.3 million, and by cash used by our operating assets and liabilities of $9.7 million. Our operating assets decreased $3.4 million for accounts receivable, increased by $2.2 million for prepaids and other assets, and decreased $2.5 million for inventory of all drug products. Our operating liabilities decreased by $13.4 million mainly due to a decrease in accrued selling fees and royalties on our specialty drugs, accrued purchases of specialty drug inventory, and accrued interest paid in the current period on our Senior Credit Agreement with Oaktree, partially offset by an increase in accrued wages and benefits. Our net non-cash charges during the three months ended March 31, 2021 primarily consisted of $2.2 million of stock-based compensation expense, $1.3 million depreciation and amortization expense, and $0.8 million amortization of debt discount.

Net Cash (Used in) Provided by Investing Activities from Continuing Operations

Net cash used in investing activities from continuing operations was $0.2 million for the three months ended March 31, 2022, compared to $12.6 million provided in the three months ended March 31, 2021. The difference was primarily due to less cash being provided by the net sales and maturities of short-term investments, partially offset by a decrease in cash paid for property and equipment and cash paid for in-licenses fees related to our specialty drugs during the three months ended March 31, 2022.

Net Cash (Used in) Provided by Financing Activities from Continuing Operations

Net cash used in financing activities from continuing operations was $25.4 million for the three months ended March 31, 2022, which consisted of $25.0 million repayment of long-term debt, $2.0 million in costs related to the repayment of debt, partially offset by $1.7 million in proceeds for the sale of common stock under the ATM Offering.

Net cash provided by financing activities from continuing operations was $0.8 million for the three months ended March 31, 2021, which primarily consisted of $0.9 million from the exercise of stock options, offset by $0.1 million in the repayment of finance lease obligations.

Net Cash Provided by (Used in) Discontinued Operations

Net cash provided by discontinued operations was $32.6 million for the three months ended March 31, 2022 and was primarily comprised of proceeds of the Dunkirk Transaction of $40.0 million, partially offset by purchases of property and equipment of $1.9 million and cash used in operating activities of discontinued operations of $5.4 million.

Net cash used in discontinued operations was $5.8 million for the three months ended March 31, 2021 and was primarily attributable to purchases of property and equipment of $5.6 million and cash used in operating activities of discontinued operations of $0.2 million.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2022 is as follows:

	Payments Due by Period
	Within 1 Year	1 to 3 years	3 to 5 years	More than 5 years	Total Amounts Committed
	(in thousands)
Operating leases	$2,578	$4,175	$1,396	$53	$8,202
Long-term debt	37,357	44,493	96,085	—	177,935
Finance lease obligations	152	219	—	—	371
Licensing fees	1,116	200	—	—	1,316
	$41,203	$49,087	$97,481	$53	$187,824

Our operating and finance leases are principally for facilities and equipment. We currently lease office space in the U.S. and foreign countries to support our operations as a global organization. The operating leases in the above table include our several locations with the amounts committed by each location: (1) the rental of our global headquarters in the Conventus Center for Collaborative Medicine in Buffalo, NY; (2) the rental of our research and development facility in the IC Development Centre in Hong Kong; (3) the rental of the Commercial Platform headquarters in Chicago, IL; (4) the rental of our clinical research headquarters in Cranford, NJ; (5) the rental of our contract research organization throughout Latin America; (6) the rental of our Global Supply Chain distribution office in Houston, TX; (7) the rental of our Global Supply Chain API manufacturing facility in Chongqing, China; and (8) the rental of other facilities and equipment located mainly in Buffalo, NY. These locations represent $4.3 million, less than $0.1 million, $1.6 million, $0.2 million, $0.1 million, $0.2 million, $0.3 million, and $1.6 million, respectively, of the total amounts committed. In addition to the minimum rental commitments on our operating leases we may also be required to pay amounts for taxes, insurance, maintenance and other operating expenses.

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

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. For the three month period ended March 31, 2021, the Company recognized license revenue of $20.5 million, of which $20.0 million was recognized upon the achievement of the first commercial milestone pursuant to the 2017 Almirall out-license arrangement upon the launch of Klisyri in the U.S., and $0.5 million was recognized for an upfront fee upon transferring IP to the customer upon execution of the second amendment to the 2011 PharmaEssentia license agreement. No such revenue was recorded for the three months ended March 31, 2022. Under the collaboration agreement between Axis Therapeutics and PharmaEssentia, the Company received $2.0 million of upfront fees allocated to its performance obligation to deliver functional IP to the Customer. As of March 31, 2022, the Company had not satisfied this performance obligation by delivering the license with the data necessary for the customer to benefit from the right to use the IP and, therefore, the amount was recorded as deferred revenue.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint and adjusts its estimate of the transaction price as appropriate. To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price. The Company did not recognize revenue from other performance obligations included in the Company’s out-licensing agreements during the three months ended March 31, 2022 and 2021.

Certain out-license agreements include performance obligations to manufacture and provide drug product in the future for commercial sale when the licensed product is approved. For the commercial, sales-based royalties, the consideration is predominantly related to the licensed IP and is contingent on the customer’s subsequent sales to another commercial customer. Consequently, the sales- or usage-based royalty exception would apply. Revenue will be recognized for the commercial, sales-based milestones as the underlying sales occur. The Company recorded $0.6 million and $0.1 million of royalty revenue related to sales of Tirbanibulin during the three months ended March 31, 2022 and 2021, respectively.

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation. The Company did not use any other significant judgments related to out-licensing revenue during the three months ended March 31, 2022 and 2021.

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

3.
Commercial Platform

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference, if any, between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of March 31, 2022, and December 31, 2021, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $20.5 million and $22.9 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $37.7 million, and $25.6 million for the three months ended March 31, 2022, and 2021, respectively.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Chinese Renminbi (“RMB”). In the three months ended March 31, 2022 and 2021, respectively, approximately 2% and less than 1% of our sales, excluding intercompany sales, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. As of March 31, 2022, we had cash and cash equivalents of approximately $2.5 million at our Chinese subsidiaries. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $27.2 million, restricted cash of $13.8 million, and short-term investments of $10.2 million million as of March 31, 2022, which consisted primarily of certificates of deposit with financial institutions. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in U.S. market interest rates is not expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Credit Risk

We had cash and cash equivalents of $27.2 million and marketable securities of $10.2 million at March 31, 2022. Substantially all of our bank deposits are in major financial institutions, which we believe are of high credit quality. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

We make periodic assessments of the recoverability of trade and other receivables and amounts due from related parties. Our historical experience in collection of receivables falls within the recorded allowances, and we believe that we have made adequate provision for uncollectible receivables.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our Chief Executive Officer and Chief Financial Officer identified a material weakness in internal control related to our control over the review of the annual goodwill impairment analysis. The Company’s goodwill was fully impaired in fiscal 2021 and therefore, no longer requires an impairment analysis under ASC 350. Given the Company’s disclosure controls and procedures over the accounting for and measurement of goodwill impairment associated with the material weakness are no longer relevant to the Company’s determination of the effectiveness of internal controls over financial reporting, no remediation was necessary.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The complaints generally allege that between August 7, 2019 and February 26, 2021 (the purported class period), the Company and the individual defendants made materially false and misleading statements regarding the Company's business in connection with the Company’s development of Oral Paclitaxel for the treatment of metastatic breast cancer and the likelihood of FDA approval, and that the plaintiffs suffered losses when the Company’s stock price dropped after its announcement on February 26, 2021 regarding receipt of the CRL. The complaints seek class certification, damages, fees, costs, and expenses. On August 5, 2021, the Court consolidated the two actions and appointed a lead plaintiff and lead counsel. Pursuant to a stipulated scheduling order, the lead plaintiff filed an amended complaint on November 19, 2021. Defendants filed their motion to dismiss on January 25, 2022. Plaintiffs’ opposition to that motion was filed on March 28, 2022 and the defendants’ reply is due by May 20, 2022. The Company and the individual defendants believe that the claims in the consolidated lawsuits are without merit, and the Company has not recorded a liability related to these shareholder class actions as the risk of loss is remote. The Company and the individual defendants intend to vigorously defend against these claims but there can be no assurances as to the outcome.

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

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks or uncertainties, please see: (i) “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC and the additional risks described below.

We are currently not in compliance with the continued listing standards of the Nasdaq Global Market, and if we are unable to regain compliance, our common stock will be delisted from the exchange.

Our common stock is currently listed for trading on the Nasdaq Global Market under the symbol “ATNX”. The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. On March 18, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that we no longer met the requirements of Nasdaq Listing Rule 5450(a)(1), which requires listed companies to maintain a minimum bid price of at least $1.00 per share. In January 2022, our shares began trading below $1.00, and the trading price of our shares has not yet risen above that price for a minimum of 10 consecutive business days, as required by the listing standards to regain compliance. There can be no assurance that we will be able to regain compliance with these requirements or that our common stock will continue to be listed on Nasdaq.

If we are unable to regain compliance by September 14, 2022, we may be eligible for consideration of a second 180-day compliance period. There can be no assurance that, if we were to effect a reverse stock split after obtaining the required approvals and intending to regain compliance, the reverse stock split would cause our common stock to meet the bid price requirement. If the Company fails to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.1	Purchase Agreement, by and between Athenex, Inc. and ImmunityBio, Inc. dated January 7, 2022	Form 8-K	001-38112	10.1	January 12, 2022

10.2	Third Amendment to Credit and Guaranty Agreement and First Amendment to the Warrants between Athenex and Oaktree, dated January 19, 2022	Form 10-K	001-38112	10.61	March 16, 2022

10.3+	Employment Agreement between the Company and Joe Annoni, effective as of February 18, 2022	Form 8-K	001-38112	10.1	February 22, 2022

10.4+	Form of Salary Deduction and Stock Purchase Agreement	Form 8-K	001-38112	10.1	March 29, 2022

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) and the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

+ indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athenex, Inc.

Date: May 10, 2022	By:	/s/ Johnson Y.N. Lau
Chief Executive Officer and Board Chairman (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Joe Annoni
Chief Financial Officer (Principal Financial and Accounting Officer)