Form 10-Q
period 2022-09-30
Athenex, Inc.
filed 2022-11-03
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 157,410,098 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$35,187	$35,202
Restricted cash	5,225	16,500
Short-term investments	1,034	10,207
Accounts receivable, net of chargebacks and other deductions of $28,331 and $22,868, respectively, and provision for credit losses of $9,678 and $9,196, respectively	32,912	26,286
Inventories	42,039	27,049
Prepaid expenses and other current assets	4,125	5,321
Discontinued operations, current portion	6,184	12,831
Total current assets	126,706	133,396
Property and equipment, net	3,912	5,181
Intangible assets, net	72,168	71,896
Operating lease right-of-use assets, net	4,439	5,509
Other assets	952	1,087
Discontinued operations, non-current portion	20,173	50,379
Total assets	$228,350	$267,448
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$25,071	$14,519
Accrued expenses	40,083	23,892
Current portion of operating lease liabilities	2,026	2,393
Current portion of long-term debt and finance lease obligations	14,927	46,096
Discontinued operations, current portion	2,796	9,147
Total current liabilities	84,903	96,047
Long-term liabilities:
Long-term operating lease liabilities	3,427	4,411
Long-term debt and finance lease obligations	22,251	95,607
Royalty financing liability	80,103	—
Deferred tax liabilities	1,751	1,751
Contingent consideration	18,937	24,076
Other long-term liabilities	2,709	3,046
Discontinued operations, non-current portion	7,033	8,058
Total liabilities	221,114	232,996
Commitments and contingencies (See Note 18)
Stockholders' equity:
Common stock, par value $0.001 per share, 250,000,000 shares authorized at September 30, 2022 and December 31, 2021; 159,108,639 and 111,802,968 shares issued at September 30, 2022 and December 31, 2021, respectively; 157,410,098 and 110,130,048 shares outstanding at September 30, 2022 and December 31, 2021, respectively	159	111
Additional paid-in capital	1,012,114	972,404
Accumulated other comprehensive income (loss)	2,987	(487)
Accumulated deficit	(982,658)	(913,412)
Less: treasury stock, at cost; 1,698,541 and 1,672,920 shares at September 30, 2022 and December 31, 2021, respectively	(7,757)	(7,485)
Total Athenex, Inc. stockholders' equity	24,845	51,131
Non-controlling interests	(17,609)	(16,679)
Total stockholders' equity	7,236	34,452
Total liabilities and stockholders' equity	$228,350	$267,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product sales, net	$31,349	$26,303	$85,503	$65,184
License and other revenue	2,181	5,122	8,685	26,091
Total revenue	33,530	31,425	94,188	91,275
Cost of sales	27,736	25,098	73,657	59,255
Gross Profit	5,794	6,327	20,531	32,020
Operating expenses:
Research and development expenses	9,214	17,739	36,393	60,128
Selling, general, and administrative expenses	9,438	18,094	40,417	54,936
Total operating expenses	18,652	35,833	76,810	115,064
Operating loss	(12,858)	(29,506)	(56,279)	(83,044)
Interest income	109	38	231	99
Interest expense	6,271	5,100	15,089	15,619
Loss on partial extinguishment of debt	—	—	1,450	—
Loss before income tax expense	(19,020)	(34,568)	(72,587)	(98,564)
Income tax expense (benefit)	596	262	606	(10,619)
Net loss from continuing operations	(19,616)	(34,830)	(73,193)	(87,945)
Loss (gain) from discontinued operations (Note 4)	254	1,906	(3,018)	9,009
Net loss	(19,870)	(36,736)	(70,175)	(96,954)
Less: net loss attributable to non-controlling interests	(201)	(679)	(929)	(1,573)
Net loss attributable to Athenex, Inc.	$(19,669)	$(36,057)	$(69,246)	$(95,381)
Unrealized gain (loss) on investment, net of income taxes	(94)	5	376	2
Foreign currency translation adjustment, net of income taxes	1,610	81	3,098	95
Comprehensive loss	$(18,153)	$(35,971)	$(65,772)	$(95,284)
Basic and diluted loss per Athenex, Inc. common share (Note 15):
Net loss from continuing operations	$(0.14)	$(0.31)	$(0.60)	$(0.85)
Net (loss) gain from discontinued operations	(0.00)	(0.02)	0.02	(0.09)
Net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 15)	$(0.14)	$(0.33)	$(0.57)	$(0.93)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (See Note 15)	139,473,393	109,292,740	121,115,575	102,111,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

(In thousands, except share data)

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive loss	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity
Balance at January 1, 2021	95,066,195	$95	$901,864	$(713,644)	$(1,134)	(1,672,920)	$(7,406)	$179,775	$(14,427)	$165,348
Stock-based compensation cost	—	—	2,205	—	—	—	—	2,205	—	2,205
Restricted stock expense	—	—	29	—	—	—	—	29	—	29
Stock options exercised	119,425	—	852	—	—	—	—	852	—	852
Net loss	—	—	—	(25,050)	—	—	—	(25,050)	(553)	(25,603)
Other comprehensive income, net of tax	—	—	—	—	293	—	—	293	—	293
Balance at March 31, 2021 (unaudited)	95,185,620	95	904,950	(738,694)	(841)	(1,672,920)	(7,406)	158,104	(14,980)	143,124
Sale of common stock	33,373	—	133	—	—	—	—	133	—	133
Issuance of common stock in connection with acquisition of Kuur and settlement of transaction incentive liability assumed	15,601,667	16	58,412	—	—	—	—	58,428	—	58,428
Stock-based compensation cost	—	—	2,387	—	—	—	—	2,387	—	2,387
Restricted stock expense	—	—	57	—	—	—	—	57	—	57
Stock options exercised	160,000	—	727	—	—	—	—	727	—	727
Treasury stock repurchase	—	—	—	—	—	—	(79)	(79)	—	(79)
Net loss	—	—	—	(34,274)	—	—	—	(34,274)	(341)	(34,615)
Other comprehensive loss, net of tax	—	—	—	—	(282)	—	—	(282)	—	(282)
Balance at June 30, 2021 (unaudited)	110,980,660	111	966,666	(772,968)	(1,123)	(1,672,920)	(7,485)	185,201	(15,321)	169,880
Issuance of common stock in connection with Cidal acquisition	11,299	—	—	—	—	—	—	—	—	—
Stock-based compensation cost	—	—	2,450	—	—	—	—	2,450	—	2,450
Restricted stock expense	—	—	199	—	—	—	—	199	—	199
Net loss	—	—	—	(36,057)	—	—	—	(36,057)	(679)	(36,736)
Other comprehensive income, net of tax	—	—	—	—	86	—	—	86	—	86
Balance at September 30, 2021 (unaudited)	110,991,959	$111	$969,315	$(809,025)	$(1,037)	(1,672,920)	$(7,485)	$151,879	$(16,000)	$135,879

	Common Stock		Additional		Accumulated other	Treasury Stock		Total Athenex, Inc.	Non-	Total
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive (loss) income	Shares	Amount	stockholders' equity	controlling interests	stockholders' equity (deficit)
Balance at January 1, 2022	111,802,968	$111	$972,404	$(913,412)	$(487)	(1,672,920)	$(7,485)	$51,131	$(16,679)	$34,452
Sale of common stock through ATM, net of costs of $52	1,646,026	2	1,693	—	—	—	—	1,695	—	1,695
Stock-based compensation cost	—	—	1,623	—	—	—	—	1,623	—	1,623
Restricted stock expense	—	—	251	—	—	—	—	251	—	251
Issuance of warrant	—	—	148	—	—	—	—	148	—	148
Net loss	—	—	—	(17,420)	—	—	—	(17,420)	(512)	(17,932)
Other comprehensive income, net of tax	—	—	—	—	562	—	—	562	—	562
Balance at March 31, 2022 (unaudited)	113,448,994	113	976,119	(930,832)	75	(1,672,920)	(7,485)	37,990	(17,191)	20,799
Sale of common stock through ATM, net of costs of $86	5,501,866	5	2,775	—	—	—	—	2,780	—	2,780
Sale of common stock through ESPP	372,963	1	187	—	—	—	—	188	—	188
Stock-based compensation cost	—	—	1,358	—	—	—	—	1,358	—	1,358
Restricted stock expense	—	—	245	—	—	—	—	245	—	245
Issuance of warrant	—	—	135	—	—	—	—	135	—	135
Net loss	—	—	—	(32,157)	—	—	—	(32,157)	(217)	(32,374)
Other comprehensive income, net of tax	—	—	—	—	1,396	—	—	1,396	—	1,396
Balance at June 30, 2022 (unaudited)	119,323,823	119	980,819	(962,989)	1,471	(1,672,920)	(7,485)	11,935	(17,408)	(5,473)
Sale of common stock through ATM, net of costs of $49	3,957,485	4	1,595	—	—	—	—	1,599	—	1,599
Sale of common stock through ESPP	359,097	1	187	—	—	—	—	188	—	188
Sale of common stock through public offering, net of costs of $1,173	35,333,334	35	17,738	—	—	—	—	17,773	—	17,773
Issuance of warrants, net of costs of $529	—	—	8,023	—	—	—	—	8,023	—	8,023
Issuance of pre-funded warrants, net of costs of $155	—	—	2,343	—	—	—	—	2,343	—	2,343
Stock-based compensation cost	—	—	1,268	—	—	—	—	1,268	—	1,268
Vesting of restricted stock units	134,900	—	141	—	—	—	—	141	—	141
Treasury stock repurchase	—	—	—	—	—	(25,621)	(272)	(272)	—	(272)
Net loss	—	—	—	(19,669)	—	—	—	(19,669)	(201)	(19,870)
Other comprehensive income, net of tax	—	—	—	—	1,516	—	—	1,516	—	1,516
Balance at September 30, 2022 (unaudited)	159,108,639	$159	$1,012,114	$(982,658)	$2,987	(1,698,541)	$(7,757)	$24,845	$(17,609)	$7,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(73,193)	$(87,945)
Net gain (loss) from discontinued operations	3,018	(9,009)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	2,216	2,905
Stock-based compensation expense	4,886	7,328
Amortization of debt discount and royalty interest financing	6,210	2,253
Change in fair value of contingent consideration	(5,139)	3,647
Loss on disposal of assets and impairment charges	78	112
Loss on extinguishment of debt and write off of deferred issuance costs	1,450	648
Deferred income taxes	—	(10,781)
Changes in operating assets and liabilities:
Receivables, net	(6,626)	(11,019)
Prepaid expenses and other assets	1,331	54
Inventories	(14,990)	(1,107)
Accounts payable and accrued expenses	31,235	(3,069)
Net cash used in operating activities of continuing operations	(52,542)	(96,974)
Cash flows from investing activities of continuing operations:
Purchase of property and equipment	(473)	(819)
Payments for licenses	(1,643)	(1,588)
Cash acquired from Kuur acquisition	—	1,425
Purchases of short-term investments	(9,087)	(68,672)
Sales and maturities of short-term investments	18,633	192,393
Net cash provided by investing activities of continuing operations	7,430	122,739
Cash flows from financing activities of continuing operations:
Proceeds from sale of stock	25,582	133
Proceeds from issuance of royalty financing liability	81,500	—
Proceeds from issuance of warrants and pre-funded warrants	11,050	—
Proceeds from exercise of stock options	—	1,579
Repurchase of treasury stock	(272)	(79)
Costs incurred related to the sale of stock	(1,360)	—
Costs incurred related to the issuance of warrants and pre-funded warrants	(684)	—
Costs incurred related to the issuance of royalty financing liability	(4,982)	—
Costs incurred related to the prepayment of debt	(5,969)	—
Repayment of finance lease obligations and long-term debt and royalty financing liability	(102,613)	(225)
Net cash provided by financing activities of continuing operations	2,252	1,408
Net (decrease) increase in cash, cash equivalents, and restricted cash from continuing operations	(42,860)	27,173
Net cash used in operating activities of discontinued operations	(8,078)	(6,992)
Net cash provided by (used in) investing activities of discontinued operations	37,967	(16,377)
Net cash used in financing activities of discontinued operations	(791)	(56)
Net increase (decrease) in cash and cash equivalents from discontinued operations	29,098	(23,425)
Cash, cash equivalents, and restricted cash, beginning of period	51,702	86,087
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,472	259
Cash, cash equivalents, and restricted cash, end of period (See Note 5)	$40,412	$90,094
Supplemental cash flow disclosures
Interest paid	$9,767	$11,878
Interest paid by discontinued operations	$15	$16
Non-cash investing and financing activities:
Accrued purchases of property and equipment from continuing operations	$—	$28
Accrued purchases of property and equipment from discontinued operations	$911	$3,072
Accrued purchases of licenses	$850	$1,600
ROU assets derecognized from modification of operating lease obligations	$(128)	$(113)
ROU assets recognized in exchange for operating lease obligations	$78	$86

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

The Company has incurred operating losses since its inception and, as a result, as of September 30, 2022 and December 31, 2021 had an accumulated deficit of $982.7 million and $913.4 million, respectively. As of September 30, 2022, the Company had cash and cash equivalents of $35.2 million, restricted cash of $5.2 million, and short-term investments of $1.0 million. The Company projects insufficient liquidity to fund its operations through the next twelve months beyond the date of the issuance of these condensed consolidated financial statements. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

Additionally, the Company has financial covenants associated with its Senior Credit Agreement with Oaktree that are measured each quarter. The Company is in compliance with such financial covenants as of September 30, 2022. However, the Company is forecasting that it will be in violation of the minimum liquidity covenant included within the Senior Credit Agreement during the twelve month period subsequent to the date of this filing. Pursuant to ASC 205-40-50, the Company’s forecast does not reflect management’s plans that are outside of the Company’s control as described below. Violation of any covenant under the Credit Agreement provides the lenders with the option to accelerate the maturity of the Credit Facility, which carried an outstanding principal balance of $47.5 million as of September 30, 2022. Should the lenders accelerate the maturity of the Credit Facility, the Company would not have sufficient cash on hand or available liquidity to repay the outstanding debt in the event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is subject to a number of risks, including, but not limited to, the lack of available capital; the possible delisting of our common stock from Nasdaq; possible failure of preclinical testing or clinical trials; inability to obtain regulatory approval of product candidates; competitors developing new technological innovations; potential interruptions in the manufacturing and commercial supply operations; unsuccessful commercialization strategy and launch plans for its proprietary drug candidates; risks inherent in litigation, including purported class actions; market acceptance of the Company’s products; and protection of proprietary technology. If the Company or its partners do not successfully commercialize any of the Company’s product candidates, it will be unable to generate sufficient revenue and might not, if ever, achieve profitability and positive cash flow.

Recent Financing Activity

Public Offering of Common Stock and Warrants

In August 2022, the Company completed an underwritten public offering in which it sold 35,333,334 shares of common stock, common warrants to purchase up to 40,000,000 shares of common stock at a price of $1.00 per share, and pre-funded warrants to purchase up to 4,666,666 shares of common stock at a price of $0.001 per share. The shares of common stock, together with the common warrants, were sold at $0.75 per share and accompanying common warrant, and the pre-funded warrants, together with the common warrants, were sold at $0.749 per pre-funded warrant and accompanying common warrant. The common and pre-funded warrants were exercisable immediately and will expire five years from the date of issuance. The Company received net proceeds of $28.1 million, after deducting discounts, commissions, and offering expenses.

Sale of U.S. and European tirbanibulin royalty and milestone interests

On June 21, 2022, the Company and ATNX SPV, LLC, its newly-formed subsidiary (the "SPV"), entered into a Revenue Interest Purchase Agreement (the “RIPA”) with affiliates of Sagard Healthcare Partners (“Sagard”) and funds managed by Oaktree Capital Management, L.P. (“Oaktree” and together with Sagard, the “Purchasers”), for the sale of revenues from U.S. and European royalty and milestone interests in Klisyri® (tirbanibulin) for an aggregate purchase price of $85.0 million (“Purchase Price”). On June 29, 2022, the Purchasers paid the Company the Purchase Price. Of the total Purchase Price, $5.0 million was placed into escrow to be paid to the Company upon the satisfaction of certain manufacture and supply milestones for Klisyri prior to December 31, 2025, $5.0 million was used to pay for transaction expenses, $56.6 million was used to pay down principal, interest, and fees on the Company's Senior Credit Agreement with Oaktree, and $7.5 million was deposited and held in a segregated account of the Company (the “Segregated Funds”). The Segregated Funds were released to the Company upon the underwritten public offering in August 2022 and $1.5 million of the amount placed in escrow was released to the Company upon completion of an escrow release trigger milestone in September 2022. The $7.5 million of Segregated Funds and the remaining proceeds of $10.9 million were available for the Company's operations. Refer to Note 11 - Debt and Lease Obligations for additional information.

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

At-the-market offering

On August 20, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Securities LLC, in connection with the offer and sale of up to $100,000,000 of shares of the Company’s common stock, par value $0.001 per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to a registration statement on Form S-3 (File No. 333-258185) that became effective on August 12, 2021. During the year ended December 31, 2021, the Company sold 762,825 shares of its common stock for an average price of $1.49 per share under the Sales Agreement. During the nine months ended September 30, 2022, the Company sold 11,105,377 shares of its common stock for an average price of $0.55 per share under the Sales Agreement.

Senior Secured Loan Agreement and Detachable Warrants

On June 19, 2020, the Company entered into a senior secured loan agreement and related security agreements (the “Senior Credit Agreement”) with Oaktree to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%. The first tranche of $100.0 million was drawn by the Company prior to June 30, 2020, with the proceeds used in part to repay in full the outstanding loan and fees under the credit agreement with Perceptive Advisors LLC and its affiliates (“Perceptive”). The second and third tranches of $25.0 million each were drawn by the Company prior to December 31, 2020. The additional debt tranches amounting to an aggregate of $75.0 million were subject to the approval Oral Paclitaxel in the treatment of mBC, and therefore, became unavailable to the Company when it decided to no longer pursue regulatory approval in the U.S. The Company was required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. The loan agreement contains specified financial maintenance covenants. The Company was in compliance with such covenants as of September 30, 2022.

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

In August 2022, the Company entered into the Sixth Amendment to the Senior Credit Agreement with Oaktree. This amendment released the $7.5 million of Segregated Funds to the Company and required the Company to prepay an additional $6.9 million of the Senior Credit Agreement. The Company was also required to pay (i) accrued and unpaid interest and (ii) a 5.0% fee, allocated as a 2.0% Exit Fee and a 3.0% Prepayment Fee (each as defined in the Senior Credit Agreement), on the principal amount being repaid.

As of September 30, 2022 and December 31, 2021, the Company's outstanding principal on the Senior Credit Agreement with Oaktree amounted to $47.5 million, and $150.0 million, respectively. Refer to Note 11 - Debt and Lease Obligations for additional information.

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

Results of the Company’s operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022.

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

This acquisition was made to benefit the Company’s R&D efforts, providing synergies with other assets in the Company’s pipeline and therefore, is included in the Oncology Innovation Platform. The operating results of Kuur have been included within the Company’s Oncology Innovation Platform operating segment from the date of acquisition. Kuur added revenue of $0 and $0.1 million for the three and nine months ended September 30, 2022 and contributed a net loss of $3.1 million and $9.2 million for the three and nine months ended September 30, 2022, respectively. Kuur added revenue of $0 for both the three and nine months ended September 30, 2021 and contributed a net loss of $2.5 million and $3.0 million for the three and nine months ended September 30, 2021.

No acquisition-related costs were incurred during the nine months ended September 30, 2022. Acquisition-related costs, including legal, regulatory, and consulting costs, amounted to $3.5 million for the nine months ended September 30, 2021, and are included within selling, general, and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss.

Unaudited Pro Forma Financial Results

The following table presents supplemental unaudited pro forma information for the acquisition as if it had occurred on January 1, 2021. The unaudited pro forma financial results for the nine months ended September 30, 2022 do not include proforma adjustments, as the results of Kuur have been consolidated within the Company's financial statements for that period. The unaudited pro forma financial results for the three and nine months ended September 30, 2021 include the following adjustments: (1) removal of direct acquisition-related costs which would not have been incurred had the businesses been owned on the beginning of the prior reporting period, (2) the deferred tax effect if the intangible assets and purchase accounting were recorded as of the beginning of the prior reporting period, and (3) the removal of the change in fair value of Kuur convertible debt which was converted prior to the consummation of the acquisition. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of either future results of operations of the combined entity or results that might have been achieved had the acquisitions been consummated as of the beginning of the prior reporting period. The following table presents the unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2022 (in thousands):

Unaudited pro forma financial information	Three Months Ended September 30,		Nine Months Ended September 30,
(Athenex and Kuur Consolidated)	2022	2021	2022	2021
Consolidated revenue	$33,530	$31,425	$94,188	$91,275
Consolidated net loss	$(19,669)	$(36,057)	$(69,246)	$(94,254)

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

The Dunkirk Operations have met all conditions required to be classified as discontinued operations. Therefore, the operating results of the Dunkirk Operations are reported as loss (gain) from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss. The assets and liabilities related to the Dunkirk Operations are reported as assets and liabilities of discontinued operations in the accompanying balance sheets as of September 30, 2022 and December 31, 2021. These assets are recorded at the lesser of cost or fair value less cost to sell. The Dunkirk Operations have historically been included within the Global Supply Chain Platform on the Company's consolidated financial statements.

Additionally, on July 7, 2022, the Company entered into an Equity Purchase Agreement with TiHe Capital (Beijing) Co. Ltd. (the "API Buyer") pursuant to which the Company agreed to sell 100% of the equity interests in Chongqing Taihao Pharmaceutical Co., Ltd. and Athenex Pharmaceuticals (Chongqing) Limited (the “Equity Interests”) for RMB129.4 million, or approximately $18 million (“EPA Purchase Price”). The Equity Interests primarily represent the Company’s ownership of its active pharmaceutical ingredient (“API”) manufacturing business in China, including the right to operate the Taihao API facility in Chongqing, China, and its lease for the Sintaho API facility in Chongqing, China, with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), (collectively "China API Operations"). At the closing of this transaction (“Closing Date”) the Buyer will pay at least 70% of the EPA Purchase Price to the Company in cash. The remainder of the EPA Purchase Price will be paid in cash, with 20% of the EPA Purchase Price to be paid within three months after the Closing Date and the remaining balance of the EPA Purchase Price to be paid within six months after the Closing Date. On the Closing Date, the Company and the Buyer are expected to enter into a supply agreement and an agreement granting the Buyer the right of first negotiation for certain of the Company’s products in China. The deal is subject to customary closing conditions, including obtaining certain regulatory approvals in China and is expected to close in the fourth quarter of 2022.

As of September 30, 2022, the China API Operations met all conditions required to be classified as discontinued operations. Therefore, the operating results of the China API Operations are reported within loss (gain) from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss. The assets and liabilities related to the China API Operations are reported as assets and liabilities of discontinued operations in the accompanying balance sheets as of December 31,

2021. These assets are recorded at the lesser of cost or fair value less cost to sell. The China API Operations have historically been included within the Global Supply Chain Platform on the Company's consolidated financial statements.

The following table presents the financial results of the discontinued operations (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Discontinued Dunkirk operations:
Selling, general, and administrative expenses	$—	$(3,156)	$(1,927)	$(6,965)
Gain on sale of discontinued operations	—	—	14,464	—
Income from government grant	—	2,459	—	2,459
Interest expense	—	(7)	(2)	(25)
(Loss) gain from discontinued Dunkirk operations	—	(704)	12,535	(4,531)
Discontinued China API operations:
Revenue	$910	$872	$1,916	$3,970
Cost of sales	—	(546)	(7,809)	(2,457)
Research and development expenses	(620)	(111)	(1,233)	(1,918)
Selling, general, and administrative expenses	(1,327)	(1,543)	(3,996)	(4,245)
Other income	784	125	1,616	220
Interest expense	(1)	—	(11)	(47)
Loss from discontinued China API operations	$(254)	$(1,202)	$(9,517)	$(4,477)
(Loss) gain from discontinued operations	$(254)	$(1,906)	$3,018	$(9,009)

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

The revenue and cost of sales of the China API discontinued operation arose from the sales of API. Cost of sales of the China API discontinued operation includes a write-off of excess and obsolete inventory of $7.1 million for the nine months ended September 30, 2022. Research and development costs of the China API discontinued operation represent development of API manufacturing methods and API product development for the Company's Orascovery platform. Other income of the China API discontinued operation includes the sale of pilot product which was previously developed at the facility and included within research and development expense.

The consolidated statements of cash flows include cash flows related to the discontinued operations due to the Company's centralized treasury and cash management processes. The following table presents additional cash flow information for the discontinued operations (in thousands):

	Nine months ended September 30,
	2022	2021
Supplemental information for discontinued Dunkirk operations:
Depreciation expense	$185	$43
Cash paid for capital expenditures	(1,949)	(11,910)
Repayment of finance lease obligations	(7)	(56)
Supplemental information for discontinued China API operations:
Depreciation expense	$1,371	$720
Impairment of PPE	226	—
Write-off of inventory	7,120	—
Cash paid for capital expenditures	(107)	(4,467)
Proceeds from issuance of debt	—	783
Repayment of long-term debt	(785)	(783)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations (in thousands):

	September 30,	December 31,
	2022	2021
Discontinued Dunkirk operations:
Prepaid expenses and other current assets	$—	$1,280
Property and equipment, net	—	26,848
Discontinued China API operations:
Accounts receivable	544	351
Inventories	3,333	7,636
Prepaid expenses and other current assets	2,307	3,564
Property and equipment, net	19,943	22,797
Operating lease right-of-use assets, net	230	734
Total assets attributable to discontinued operations	$26,357	$63,210
Discontinued Dunkirk operations:
Accounts payable	$—	$3,763
Accrued expenses	—	1,198
Current portion of finance lease obligation	—	101
Long-term finance lease obligation	—	126
Discontinued China API operations:
Accounts payable	$2,397	$2,223
Accrued expenses	302	561
Current portion of operating lease liabilities	97	516
Current portion of long-term debt	—	785
Long-term debt and lease obligations	7,033	7,932
Total liabilities attributable to discontinued operations	$9,829	$17,205

5. Restricted Cash

The Company had a restricted cash balance of $5.2 million and $16.5 million as of September 30, 2022 and December 31, 2021, respectively, held in a controlled bank account in connection with the Senior Credit Agreement with Oaktree and the RIPA. The Senior Credit Agreement requires the Company to maintain, in a debt service reserve account, a minimum cash balance equal to twelve months of interest on the outstanding loans under the Senior Credit Agreement.

6. Inventories

Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials and purchased parts	$8,614	$5,490
Work in progress	63	66
Finished goods	33,362	21,493
Total inventories	$42,039	$27,049

7. Intangible Assets, net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	September 30, 2022
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets:
Licenses	$13,946	$7,286	$—	$6,660
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	78	650
Kuur IPR&D	64,900	—	—	64,900
Effect of currency translation adjustment	(42)	—	—	(42)
Total intangible assets, net	$79,532	$7,286	$78	$72,168

	December 31, 2021
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$12,654	$6,376	$—	$6,278
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Kuur IPR&D	64,900	—	—	64,900
Effect of currency translation adjustment	(10)	—	—	(10)
Total intangibles, net	$78,272	$6,376	$—	$71,896

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

As of September 30, 2022, licenses at cost include an Orascovery license of $0.4 million, licenses purchased from Gland Pharma Limited (“Gland”) of $3.8 million, a license purchased from MAIA Pharmaceuticals, Inc. (“MAIA”) for $4.0 million, licenses purchased from Ingenus Pharmaceuticals, LLC (“Ingenus”) for $3.0 million, and licenses of other specialty products with various licensors of $2.8 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase. The license purchased from MAIA is being amortized over a period of 7 years, the remaining life of the license agreement at the time of purchase. Of the $3.0 million licenses purchased from Ingenus, a $2.0 million license is being amortized over a period of 5 years, the estimated useful life of the license agreement and a $1.0 million license purchased from Ingenus is being amortized over a period of 3 years, the remaining life of the license agreement at the time of purchase.

The remaining intangible asset was acquired in connection with the acquisitions of Comprehensive Drug Enterprises (“CDE”). The CDE IPR&D will not be amortized until the related projects are completed. IPR&D is tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). The Company recorded impairment of a project within CDE IPR&D during the nine months ended September 30, 2022, amounting to $0.1 million, which is included within research and development expenses on the Company's condensed consolidated statements of operations and comprehensive loss. The weighted-average useful life for all intangible assets was 6.0 years as of September 30, 2022.

The Company recorded $0.3 million and $0.4 million of amortization expense for the three months ended September 30, 2022 and 2021, respectively and recorded $0.9 million and $1.5 million of amortization expense for the nine months ended September 30, 2022 and 2021, respectively.

The Company’s previous goodwill balance is the result of prior period acquisitions and is allocated to the Global Supply Chain Platform reporting unit and the Oncology Innovation Platform reporting unit. During the fourth quarter of 2021, the Company performed a goodwill impairment test and, based on the results, determined that the carrying value of each of our reporting units exceeded their fair value and the goodwill was determined to be impaired. As a result, $26.6 million, representing the full amount of goodwill allocated to the Global Supply Chain Platform, and $41.1 million, representing the full amount of goodwill allocated to the Oncology Innovation Platform was recorded as impairment expense during the fourth quarter of 2021. No such impairments were recorded during the nine months ended September 30, 2022.

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

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Short-term investments - money market funds	$22,398	$22,398	$—	$—
Short-term investments - certificates of deposit	403	—	403
Available-for-sale investment	1,034	1,034	—	—
Total assets	$23,835	$23,432	$403	$—
Liabilities:
Contingent consideration - Kuur	$18,937	$—	$—	$18,937
Total liabilities	$18,937	$—	$—	$18,937

	Fair Value Measurements at December 31, 2021 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$7,937	$7,937	$—	$—
Short-term investments - certificates of deposit	2,000	—	2,000	—
Short-term investments - commercial paper	10,446	—	10,446	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	9,488	—	9,488	—
Available-for-sale investment	719	719	—	—
Total assets	$30,590	$8,656	$21,934	$—

Liabilities:
Contingent Consideration - Kuur	$24,076	$—	$—	$24,076
Total assets	$24,076	$—	$—	$24,076

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

The Company owns 68,000 shares of PharmaEssentia, a company publicly traded on the Taiwan OTC Exchange. As of September 30, 2022 and December 31, 2021, the Company’s investment in PharmaEssentia was valued at the reported closing price on such dates. This investment is classified as a Level 1 investment and is recorded as an available-for-sale investment within short-term investments on the Company’s condensed consolidated balance sheets.

The Company accounted for the acquisition of Kuur as business combinations under the acquisition method of accounting. All assets and liabilities were measured at fair value as of the acquisition date. As a result of the purchases, the Company became liable for contingent consideration payable to certain previous owners of Kuur. This contingent consideration is measured at fair value using unobservable level 3 inputs, including (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the regulatory events on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs could result in a lower or higher fair value measurement, and such changes in fair value measurement could have an impact on future earnings. The total undiscounted amount of the milestone payments underlying this liability is $115.0 million. These payments are contingent on the achievement of various regulatory milestones which are expected to occur between 2023 and 2027, and may be paid, at the Company’s sole discretion, in either cash or common stock (or a combination of both). The milestone payments have been adjusted based on a weighted average probability of occurrence of 34.8%, and the discount rates used to calculate the present value of future payments were based on risk-free rates plus risk-adjusted spreads based on the Company’s estimated incremental borrowing rate and was between 21.9% and 22.7% for the valuation of the contingent consideration as of September 30, 2022. The acquisition of Kuur is described in Note 3—Business Combination and the fair value of the contingent consideration is discussed further in Note 12 – Contingent Consideration.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued selling fees, rebates, and royalties	15,801	6,890
Accrued clinical expenses	6,750	3,116
Accrued wages and benefits	6,299	2,034
Accrued inventory purchases	4,955	4,217
Deferred revenue	2,790	2,799
Accrued operating expenses	1,782	2,654
Accrued tax withholdings	1,678	1,800
Accrued R&D licensing fees	28	116
Accrued interest	—	266
Total accrued expenses	$40,083	$23,892

10. Income Taxes

The Company did not record a provision for U.S. federal income taxes for the nine months ended September 30, 2022 because it expects to generate a loss for the year ending December 31, 2022 and the Company’s net deferred tax assets continue to be fully offset by a valuation allowance. Income tax expense for the nine months ended September 30, 2022 is primarily the result of the taxes payable in foreign jurisdictions.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA), which, among other things, implements a 15% minimum tax on book income of certain large corporations and a 1% excise tax on net stock repurchases. The alternative minimum tax and excise tax are effective in taxable years beginning after December 31, 2022. The alternative minimum tax would not be applicable in our next fiscal year since it is based on a three-year average annual adjusted financial statement income in excess of $1 billion. Historically, the Company has made discretionary share repurchases to cover payroll withholding taxes in connection with the vesting of restricted stock unit awards. Beginning in 2023, these purchases could be subject to the excise tax if the value of the shares repurchased exceeded certain levels. Based on the historical net repurchase activity the excise tax and the other provisions of the IRA are not expected to have a material impact on the Company's results of operations or financial position. The Company will evaluate any impact related to the excise tax on net stock repurchases based on its relative activity.

11. Debt and Lease Obligations

Debt

The Company’s debt as of September 30, 2022 and December 31, 2021, consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Current portion of senior secured loan	$14,789	$45,938
Current portion of finance lease obligations	138	158
Current portion of operating lease obligations	2,026	2,393
Long-term portion of finance lease obligations	123	207
Long-term portion of operating lease obligations	3,427	4,411
Senior secured loan, net of debt discount and financing fees of $10,583 and $8,663, respectively	22,128	95,400
Royalty financing liability, long-term, net of financing fees of $4,982	80,103	—
Total	$122,734	$148,507

Senior Credit Agreement

On June 19, 2020, the Company entered into the Senior Credit Agreement with Oaktree to borrow up to $225.0 million in five tranches, with a maturity date of June 19, 2026. Three tranches (“Tranche A”, “Tranche B”, and “Tranche D”) of the term loans with an aggregate principal amount of $150.0 million were drawn by the Company in 2020. The last two tranches ("Tranche C" and "Tranche E"), amounting to an aggregate of $75.0 million, were dependent on the approval of oral paclitaxel for the treatment of mBC. Under the Third Amendment on January 19, 2022, the amount of these tranches was reduced to $0 and are no longer available to the Company. The loan bears interest at a fixed annual rate of 11.0%. The Company allocated the proceeds of the drawn tranches between liability and equity components and the fair value of such equity components, along with the direct costs related to the issuance of the debt were recorded as an offset to long-term debt on the consolidated balance sheets. The debt discount and financing fees are amortized on a straight-line basis, which approximates the effective interest method, over the remaining maturity of the Senior Credit Agreement. The effective interest rate of Tranches A, B and D, including the amortization of debt discount and financing fees amounts to 13.3% annually. The Company is required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments of $2.8 million, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Beginning on September 17, 2020, the Company was required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date or the commitment termination date. These commitments were terminated pursuant to the Third Amendment.

Under the Third Amendment, the Company was required to make a mandatory prepayment of principal to Oaktree equal to 62.5% of the cash proceeds of the Dunkirk Transaction. The Company was also required to pay (i) accrued and unpaid interest and (ii) a 7.0% fee, allocated as a 2.0% Exit Fee and a 5.0% Prepayment Fee, on the principal amount being repaid. The Company was required to pay Oaktree an amendment fee of $0.3 million and certain related expenses upon the closing of the Dunkirk Transaction. The Third Amendment required the Company to make an additional mandatory prepayment of $12.5 million in principal plus the costs and fees described above by June 14, 2022, of which $5.0 million in principal was paid on June 14, 2022 and $7.5 million was paid on the closing date of the RIPA pursuant to the terms of the Fourth Amendment. Using proceeds from the RIPA, the Company made additional prepayments of principal to Oaktree of $42.5 million. The Company was also required to pay (i) accrued and unpaid interest and (ii) a 5.0% fee, allocated as a 2.0% Exit Fee and a 3.0% Prepayment Fee, on the principal amounts being repaid. The Company made payments, inclusive of principal, interest, and fees, to Oaktree in the aggregate amount of $108.3 million pursuant to the Third Amendment, Fourth Amendment, Fifth Amendment, and Sixth Amendment during the nine months ended September 30, 2022. Additional prepayments of the loan, in whole or in part, will be subject to early prepayment fee which declines each year until June 2024, after which no prepayment fee is required. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company, and as of September 30, 2022, the Company has reflected an exit fee liability of $1.0 million. As of September 30, 2022, the Company has classified $16.2 million of the senior secured loan as current portion of long-term debt, comprised of four quarterly payments of $2.8 million each, due within 12 months of September 30, 2022, and $4.9 million expected to be due from funds received in connection with the sale of the China API operations (see Note 4 - Discontinued Operations). The Company has classified $20.7 million of the senior secured loan as long-term debt on the consolidated balance sheet, comprised of the remaining principal due, less debt discount and financing fees of $10.6 million.

The Senior Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that were customarily required for similar financings. The Company is subject to certain financial covenants under the Senior Credit Agreement, including (1) a minimum liquidity amount in cash or permitted cash equivalent investments, which initially was $20.0 million from the closing date until the date on which the aggregate principal amount of loans outstanding is greater than or equal to $150.0 million (the “First Step-Up Date”), $25.0 million from the First Step-Up Date until the date on which the aggregate principal amount of loans outstanding balance is equal to $225.0 million (the “Second Step-Up Date”), and $30.0 million from the Second Step-up Date until the maturity date; (2) minimum revenue no less than 50% of target revenue beginning with the fiscal quarter ended on December 31, 2020 and with respect to each such subsequent fiscal quarter prior to the revenue covenant termination date; (3) leverage ratio covenant not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter beginning with the first fiscal quarter following the revenue covenant termination date. The minimum liquidity amount was decreased to $10.0 million under the Fifth Amendment. The minimum revenue targets were modified in the Fourth Amendment to reflect the Company's current business, and the minimum revenue covenant was similarly modified to require the Company to have minimum revenue of no less than 70% of target revenue at the end of any fiscal quarter in which the leverage ratio exceeds 4.50 to 1.00. As of September 30, 2022, the Company was in compliance with all applicable debt covenants.

Royalty Financing Liability

On June 21, 2022, the Company and the SPV entered into the RIPA with the Purchasers for the sale of revenues from U.S. and European royalty and milestone interests in Klisyri® (tirbanibulin) for an aggregate Purchase Price of $85.0 million. Of the total Purchase Price $5.0 million was placed into escrow to be paid to the Company upon the satisfaction of certain manufacture and supply milestones for Klisyri prior to December 31, 2025, $5.0 million was used to pay for transaction expenses, $52.5 million was used to pay down the Company's Senior Credit Agreement with Oaktree, and $7.5 million in Segregated Funds was deposited and held in a segregated account of the Company. The Purchasers released the $7.5 million of Segregated Funds to the Company in August 2022, in connection with the Sixth Amendment to the Senior Credit Agreement, and $1.5 million of the amount placed in escrow was released to the Company upon completion of an escrow release trigger milestone in September 2022. The remaining proceeds were available for the Company's operations.

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

The Company has evaluated the terms of the RIPA and concluded that the features of the transaction, namely the Company's significant involvement in the cash flows due to the Purchasers, are similar to those of a debt instrument. The Company received funds of $75.0 million, net of transaction costs of $5.0 million, during June 2022, and the Company recorded such amount as long-term debt as of September 30, 2022. This purchase price of this transaction reflected its fair value. The $3.5 million which is held in escrow represents a loan commitment which the Company may be entitled to in the event that certain manufacturing and supply milestones are met.

The Company amortizes the royalty financing liability using the effective interest rate method over the estimated life of the revenue streams. The Company recognizes interest expense thereon using the effective rate, which is based on its current estimates of future revenues over the life of the arrangement. The Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent its estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of the deferred royalty obligation. The assumptions used in determining the expected repayment term of the royalty financing liability and amortization period of the issuance costs require that the Company makes significant estimates that could impact the short-term and long-term classification of the royalty financing liability, interest recorded on such liability, as well as the period over which such costs will be amortized. The Company's estimated royalty cash flows extend through 2035 and imply an effective annual interest rate of 28.1%. Changes to these estimates may have a material effect on the Company's financial statements. During the nine months ended September 30, 2022, the Company received Klisyri royalties of $0.9 million, which were remitted to the Purchasers.

Gain/Loss on Extinguishment of Debt

The Company considered the combined effect of the RIPA and the Fourth and Fifth Amendment to the Senior Credit Agreement, both of which are held with Sagard and Oaktree under ASC 470. The Company performed a cash flow test on a lender-by-lender basis and concluded that these transactions represented an extinguishment of debt. The Company extinguished the previous balance of its Senior Credit Agreement commensurate with the prepayments under the Fourth and Fifth Amendments and recorded the surviving debt at its fair value. To determine the fair value of the remaining debt, the Company utilized an estimate of its incremental borrowing rate. At the time of debt modification, the Company's incremental borrowing rate was 20.1%, which was utilized as the effective interest rate of the balance outstanding on the Senior Credit Agreement. Accordingly, the Company recorded a liability of $45.7 million, net of debt discount of $11.8 million. The extinguishment of debt and recording the surviving debt at its fair value resulted in a gain on extinguishment of debt of $2.1 million. This, together with a $3.5 million loss on partial extinguishment of debt recorded in connection with the Third Amendment in February 2022, resulted in a loss on partial extinguishment of debt of $1.4 million during the nine months ended September 30, 2022.

Credit Agreements, Bank Loan and Mortgage

During the second quarter of 2019, the Company entered into a credit agreement which amended the existing partnership agreement with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), for a Renminbi ¥50.0 million (USD $7.0 million at September 30, 2022) line of credit to be used for the construction of the new API plant in China. The Company is required to repay the principal amount with accrued interest within three years after the plant receives the cGMP certification, with 20% of the total loan with accrued interest due within the first twelve months following receiving the certification, 30% of the total loan with accrued interest due within twenty-four months, and the remaining balance with accrued interest due within thirty-six months. Interest accrues at the three-year loan interest rate by the People’s Bank of China for the same period on the date of the deposit of the full loan amount, which is expected to approximate 4.75% annually. If the Company fails to obtain the cGMP certification within three years upon the acceptance of the plant, it shall return all renovation costs with the accrued interest to CQ in a single transaction within the first ten business days. As of September 30, 2022, the balance due to CQ was $7.0 million, which was included within long-term liabilities attributable to discontinued operations on the Company's condensed consolidated balance sheet.

On May 15, 2020, the Company entered into a credit agreement with China Merchants Bank, enabling the Company to draw up to Renminbi ¥5.0 million (USD $0.7 million at September 30, 2022) through May 14, 2021. The Company drew the entire available credit in July 2020 and repaid the credit agreement in full on May 14, 2021. On May 28, 2021, the Company entered into a credit agreement on the same terms as that which was repaid, and withdrew the full Renminbi ¥5.0 million (USD $0.7 million at September 30, 2022) on that date. This loan had a maturity date of May 28, 2022 and was paid in full during the nine months ended September 30, 2022. This repayment is included within net cash used in financing activities of discontinued operations on the Company's condensed consolidated statement of cash flows.

Lease Obligations

The Company has operating leases for office and manufacturing facilities in several locations in the U.S., Asia, and Latin America and has a finance lease for equipment used in its facility in Buffalo, NY. The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$531	$608	$1,630	$1,820
Finance lease cost:
Amortization of assets	41	55	125	168
Interest on lease liabilities	8	12	27	43
Total net lease cost	$580	$675	$1,782	$2,031

The Company has elected to exclude short-term leases from its operating lease right-of-use (“ROU”) assets and lease liabilities. Lease costs for short-term leases were not material to the financial statements for the three and nine months ended September 30, 2022 and 2021. Variable lease costs for the three and nine months ended September 30, 2022 were not material to the financial statements.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2022	December 31, 2021
Finance leases:
Property and equipment, at cost	$1,203	$1,203
Accumulated amortization, net	(913)	(585)
Property and equipment, net	$290	$618

Current obligations of finance leases	$138	$158
Long-term portion of finance leases	123	207
Total finance lease obligations	$261	$365

Weighted average remaining lease term (in years):
Operating leases	3.17	3.53
Finance leases	1.58	2.25

Weighted average discount rate:
Operating leases	13.1%	12.9%
Finance leases	9.0%	9.8%

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amount included in the measurements of lease liabilities:
Operating cash flows from operating leases	$(1,938)	$(2,064)
Operating cash flows from finance leases	(27)	(31)
Financing cash flows from finance leases	(95)	(229)

ROU assets derecognized from modification of operating lease obligations	$(128)	(113)
ROU assets recognized in exchange for operating lease obligations	$129	$86

Future minimum payments and maturities of leases is as follows (in thousands):

Year ending December 31:	Operating Leases	Finance Leases
2022 (remaining three months)	$582	$37
2023	2,221	147
2024	2,034	109
2025	1,472	—
2026	347	—
Thereafter	132	—
Total lease payments	6,788	293
Less: Imputed interest	(1,335)	(32)
Total lease obligations	5,453	261
Less: Current obligations	(2,026)	(138)
Long-term lease obligations	$3,427	$123

On January 5, 2021, Chongqing Sintaho Pharmaceuticals Co., Ltd. (“CQ Sintaho”), a subsidiary of the Company in China, entered into a lease agreement with Chongqing International Biological City Development & Investment Co., Ltd (“CQ D&I”). Under the lease agreement, the provisions of which are consistent with those agreed upon in the 2015 Agreement, CQ Sintaho leased the newly constructed API facility, or Sintaho API Facility, of 34,517 square meters rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if CQ Sintaho is profitable, it will pay a monthly rent of 5 RMB per square meter of space occupied. The Company determined the lease commenced in the first quarter of 2021, as it was operational and CQ Sintaho could direct the use of the facility. The Company also evaluated the probability of exercising the renewal and purchase options, and determined that it is not reasonably certain whether it will exercise those options. Therefore, the lease term is comprised only of the rent-free period and the recognition of the right-of-use asset and liability did not have a significant effect on the Company’s consolidated financial statements. This lease is expected to be assumed by the China API Buyer, refer to Note 4 - Discontinued Operations for additional information.

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

The following table represents a reconciliation of the contingent consideration liability related to the acquisition of Kuur measured on a recurring basis using level 3 inputs as of September 30, 2022 (in thousands):

Balance as of May 4, 2021	$19,839
Adjustment to fair value	4,237
Balance as of December 31, 2021	24,076
Adjustment to fair value	(5,139)
Balance as of September 30, 2022	$18,937

The decrease of the contingent consideration was due to a decrease in the probability in achieving the milestones for the TCRT-ESO-A2 therapy, as that clinical program was discontinued, as well as the time value of money from the initial measurement date (Kuur acquisition date) to September 30, 2022, for the remaining R&D milestones. The discount rate used in measuring the fair value of this liability is the Company's incremental borrowing rate, which is updated on a quarterly basis. The probabilities of the R&D milestones represent the probability of technical success for each therapy to which the milestones are related, and these probabilities are updated on a quarterly basis, based on the clinical stage of the therapy, along with consideration of any additional clinical data obtained during each quarter. The adjustment to the contingent consideration liability is included within selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. Refer to Note 8 - Fair Value Measurements for additional information on the inputs used in the measurement of contingent consideration.

13. Related Party Transactions

During the nine months ended September 30, 2022 and 2021, the Company entered into transactions with individuals and companies that have financial interests in the Company. Related party transactions included the following:

a)
In June 2018, the Company entered into two in-licensing agreements with Avalon BioMedical (Management) Limited and its affiliates (“Avalon”) wherein the Company obtained certain IP from Avalon to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees and future milestone payments and sales-based royalties. During the nine months ended September 30, 2022 and 2021, no fees were paid to Avalon in connection with the license agreements. Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of September 30, 2022, and December 31, 2021, Avalon held 786,061 shares of the Company’s common stock, which represented less than 1% of the Company’s total issued shares for both periods. Balances due from Avalon recorded on the condensed consolidated balance sheets were not significant. In July 2021, the Company made $2.0 million milestone payment to Avalon pursuant to its license agreement. No such payments were made during the nine months ended September 30, 2022.

In June 2019, the Company entered into an agreement whereby Avalon would hold a 90% ownership interest and the Company would hold a 10% ownership interest of the newly formed entity under the name Nuwagen Limited (“Nuwagen”), incorporated under the laws of Hong Kong. Nuwagen is principally engaged in the development and commercialization of herbal medicine products for metabolic, endocrine, and other related indications. The Company contributed nonmonetary assets in exchange for the 10% ownership interest. In July 2020, the transaction closed. The activities of Nuwagen were not material to the financial statements for the three and nine months ended September 30, 2022 or 2021.

b)
The Company earns licensing revenue from PharmaEssentia, an entity in which the Company has an investment classified as available-for-sale (see Note 8—Fair Value Measurements). During the nine months ended September 30, 2022 and 2021, respectively, the Company recorded $1.6 and a $0.5 million milestone fee earned from PharmaEssentia under a license agreement. The Company received less than $0.1 million under the cost-sharing agreements during the nine months ended September 30, 2022. Funds paid to PharmaEssentia under the cost-sharing agreements amounted to $0 and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

In September 2020, Axis Therapeutics Limited (“Axis”), a majority-owned subsidiary of the Company, entered into a collaboration agreement with PharmaEssentia, pursuant to which Axis granted to PharmaEssentia an exclusive, non-transferrable and revocable sublicense of TCR-engineered T-Cell therapy for the development of the technology in Taiwan. Axis received license fees of $1.0 million, net of $0.3 million withholding tax, in each of the fourth quarter of 2020 and the third quarter of 2021. These fees, amounting to $2.0 million, were recorded as deferred revenue as of September 30, 2022.

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

During 2022, the Company entered into Salary Deduction and Stock Purchase Agreements (the "Purchase Agreements") with certain of its directors and executive officers. Under the Purchase Agreements, on each payroll date, the Company is authorized by the director or executive officer, in advance, to deduct a certain amount of the individual's after-tax base salary. This deducted amount is used to purchase a number of shares of the Company’s common stock determined using the Nasdaq Official Closing Price per share on the applicable payroll date. During the nine months ended September 30, 2022, directors and executive officers purchased a total of 604,065 shares of common stock at an average price of $0.53 per share.

Stock Options

The total fair value of stock options vested and recorded as compensation expense during the three months ended September 30, 2022 and 2021 was $1.3 million and $2.4 million, respectively, and was $4.2 million and $6.9 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, $6.6 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.52 years. The total intrinsic value of options exercised was $0 and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans to employees, directors, and consultants (aggregate intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	12,662,070	$8.96	4.88	$—
Granted	2,127,889	0.65	—	—
Forfeited and expired	(1,303,974)	8.67	—	—
Outstanding at September 30, 2022	13,485,985	$7.68	4.78	$—
Vested and exercisable at September 30, 2022	10,040,486	$8.98	5.14	$—

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding several highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model during the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Weighted average grant date fair value	$0.65	$3.87
Expected dividend yield	—%	—%
Expected stock price volatility	68%	68%
Risk-free interest rate	3.00%	1.27%
Expected life of options (in years)	6.2	6.2

Restricted Stock Awards

The total fair value of restricted stock awards vested and recorded as compensation expense during the three months ended September 30, 2022 and 2021 was $0.1 million and $0.2 million, respectively. The total fair value of restricted awards vested and recorded as compensation expense during the nine months ended September 30, 2022 and 2021 was $0.6 million and $0.3 million, respectively. Restricted stock awards cliff vest on the anniversaries of their grant date. As of September 30, 2022, $1.6 million of unrecognized cost related to non-vested restricted stock awards were expected to be recognized over a weighted-average period of approximately 2.9 years.

The following table summarizes the status of the Company's restricted stock awards.

	Shares of Restricted Stock	Weighted Average Fair Value
Nonvested at December 31, 2021	924,595	$3.86
Granted	50,000	0.83
Vested	(206,150)	3.73
Forfeited	(299,211)	3.80
Nonvested at September 30, 2022	469,234	$3.30

Employee Stock Purchase Plan

The ESPP is available to eligible employees (as defined in the plan document). Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading or the last trading day of the offering period. The current offering period extends from June 1, 2022 to November 30, 2022. The Company expects to offer six-month offering periods after the current period. The ESPP reserved 1,000,000 shares of common stock for issuance under the ESPP. Stock-based compensation related to the ESPP amounted to less than $0.1 million for each of the three months ended September 30, 2022 and 2021 and amounted to less than $0.1 million and $0.1 million for each of the nine months ended September 30, 2022 and 2021.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within cost of sales, research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$1,268	$2,426	$4,211	$6,926
Restricted stock expense	141	199	637	285
Employee stock purchase plan	12	24	38	116
Total stock-based compensation expense	$1,421	$2,649	$4,886	$7,327
Cost of sales	$27	$47	$79	$161
Research and development expenses	243	795	1,208	2,067
Selling, general, and administrative expenses	1,151	1,807	3,599	5,099
Total stock-based compensation expense	$1,421	$2,649	$4,886	$7,327

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options and other common stock equivalents	36,864,568	13,839,655	21,017,775	13,609,426
Unvested restricted shares	800,555	362,275	832,202	147,025
Total potential dilutive shares	37,665,123	14,201,930	21,849,977	13,756,451

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

Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue:
Oncology Innovation Platform	$2,181	$5,122	$8,685	$26,093
Global Supply Chain Platform	6,829	5,612	19,884	16,834
Commercial Platform	24,867	21,030	67,520	50,080
Total revenue for reportable segments	33,877	31,764	96,089	93,007
Intersegment revenue	(347)	(339)	(1,901)	(1,732)
Total consolidated revenue	$33,530	$31,425	$94,188	$91,275

Intersegment revenue eliminated in the above table for the three and nine months ended September 30, 2022 reflects $0.3 million and $1.9 million in sales from the Global Supply Chain Platform to the Oncology Innovation Platform.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue by product group:
License fees	$2,174	$5,114	$8,664	$26,068
Commercial product sales	30,679	25,890	83,950	63,923
Contract manufacturing revenue	670	418	1,553	1,275
Other revenue	7	3	21	9
Total consolidated revenue	$33,530	$31,425	$94,188	$91,275

Intersegment revenue is recognized by the selling segment when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. Upon consolidation, all intersegment revenue and related cost of sales are eliminated from the selling segment’s ledger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to Athenex, Inc.:
Oncology Innovation Platform	$(18,987)	$(25,524)	$(66,935)	$(51,087)
Global Supply Chain Platform	(1,937)	(4,195)	(6,340)	(4,718)
Commercial Platform	1,509	(4,432)	1,011	(30,567)
Segment total	(19,415)	(34,151)	(72,264)	(86,372)
Discontinued operations	(254)	(1,906)	3,018	(9,009)
Total consolidated net loss attributable to Athenex, Inc.	$(19,669)	$(36,057)	$(69,246)	$(95,381)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total depreciation and amortization:
Oncology Innovation Platform	$198	$221	$534	$658
Global Supply Chain Platform	250	266	749	809
Commercial Platform	299	432	933	1,438
Segment total	747	919	2,216	2,905
Discontinued operations	56	282	1,556	763
Total consolidated depreciation and amortization	$803	$1,201	$3,772	$3,668

	September 30,	December 31,
	2022	2021
Total assets:
Oncology Innovation Platform	$111,437	$131,432
Global Supply Chain Platform	18,699	19,693
Commercial Platform	71,857	53,113
Segment total	201,993	204,238
Discontinued operations	26,357	63,210
Total consolidated assets	$228,350	$267,448

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue:
United States	$33,523	$31,394	$94,167	$90,717
Other foreign countries	7	31	21	558
Total consolidated revenue	$33,530	$31,425	$94,188	$91,275

	September 30,	December 31,
	2022	2021
Total property and equipment, net:
United States	$3,536	$4,196
China	376	985
Total consolidated property and equipment, net	$3,912	$5,181

Customer revenue and accounts receivable concentration amounted to the following for the identified periods. These customers relate to the Commercial Platform segment and the Global Supply Chain Platform segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Percentage of total revenue by customer:
Customer A	36%	21%	21%	16%
Customer B	16%	18%	15%	15%
Customer C	16%	15%	16%	15%
Customer D	1%	15%	7%	27%

	September 30,	December 31,
	2022	2021
Percentage of total accounts receivable by customer:
Customer A	49%	35%
Customer B	23%	29%
Customer C	7%	15%

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

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. For the three and nine months ended September 30, 2021, the Company recognized license revenue of $5.1 million and $26.1 million, of which $20.0 million was recognized upon the achievement of the first commercial milestone pursuant to the 2017 Almirall out-license arrangement upon the launch of Klisyri in the U.S., $5.0 million was recognized upon the launch of Klisyri® (tirbanibulin) in Europe pursuant to the 2017 Almirall out-license arrangement, and $0.5 million was recognized for an upfront fee upon transferring IP to the customer upon execution of the second amendment to the 2011 PharmaEssentia license agreement. No such revenue was recorded for the nine months ended September 30, 2022. Under the collaboration agreement between Axis Therapeutics and PharmaEssentia, the Company received $2.0 million of upfront fees allocated to its performance obligation to deliver functional IP to the Customer. As of September 30, 2022, the Company had not satisfied this performance obligation by delivering the license with the data necessary for the customer to benefit from the right to use the IP and, therefore, the amount was recorded as deferred revenue.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint and adjusts its estimate of the transaction price as appropriate. To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price. For the three and nine months ended September 30, 2022, the Company recognized license revenue of $1.6 million and $6.7 million, of which $5.0 million was recognized upon the achievement of a development milestone pursuant to the 2017 Almirall out-license arrangement, and $1.6 million was recognized for the achievement of a regulatory milestone under the 2011 PharmaEssentia license agreement. The Company did not recognize revenue from other performance obligations included in the Company’s out-licensing agreements during the three and nine months ended September 30, 2021.

Certain out-license agreements include performance obligations to manufacture and provide drug product in the future for commercial sale when the licensed product is approved. For the commercial, sales-based royalties, the consideration is predominantly related to the licensed IP and is contingent on the customer’s subsequent sales to another commercial customer. Consequently, the sales- or usage-based royalty exception would apply. Revenue will be recognized for the commercial, sales-based milestones as the underlying sales occur. The Company recorded $0.4 million and $1.6 million of royalty revenue related to sales of Tirbanibulin during the three and nine months ended September 30, 2022, respectively. The Company recorded $0.1 million and $0.3 million of royalty revenue related to sales of Tirbanibulin during the three and nine months ended September 30, 2021, respectively.

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation. The Company did not use any other significant judgments related to out-licensing revenue during the nine months ended September 30, 2022 and 2021.

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

3.
Commercial Platform

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference, if any, between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of September 30, 2022, and December 31, 2021, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $28.3 million and $22.9 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $52.4 million, and $38.8 million for the three months ended September 30, 2022, and 2021, respectively and was $133.3 million and $91.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer.

	For the Three Months Ended September 30, 2022
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$2,174	$6,482	$24,867	$33,523
Other foreign countries	7	—	—	7
Total revenue	$2,181	$6,482	$24,867	$33,530

	For the Three Months Ended September 30, 2021
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
United States	$5,091	$5,273	$21,030	$31,394
China	8	—	—	8
Other foreign countries	23	—	—	23
Total revenue	$5,122	$5,273	$21,030	$31,425

The Company also disaggregates its revenue by product group which can be found in Note 16 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers by reportable segments. The Company has not recorded any contract assets from contracts with customers.

	September 30, 2022
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$9,565	$5,307	$56,049	$70,921
Chargebacks and other deductions	—	—	(28,331)	(28,331)
Provision for credit losses	(8,919)	(591)	(168)	(9,678)
Accounts receivable, net	$646	$4,716	$27,550	$32,912
Deferred revenue	2,748	42	—	2,790
Total contract liabilities	$2,748	$42	$—	$2,790

	December 31, 2021
	(In Thousands)
	Oncology Innovation Platform	Global Supply Chain Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$10,069	$3,983	$44,298	$58,350
Chargebacks and other deductions	—	—	(22,868)	(22,868)
Provision for credit losses	(8,919)	(180)	(97)	(9,196)
Accounts receivable, net	$1,150	$3,803	$21,333	$26,286
Deferred revenue	2,739	60	—	2,799
Total contract liabilities	$2,739	$60	$—	$2,799

As of September 30, 2022 and December 31, 2021, the deferred revenue balances relate to customer deposits made by customers of the Oncology Innovation Platform and are included within accrued expenses on the condensed consolidated balance sheets.

There were no other material changes to contract balances during the nine months ended September 30, 2022.

18. Commitments and Contingencies

Future minimum payments under the non-cancelable operating leases consists of the following as of September 30, 2022 (in thousands):

Year ending December 31:	Minimum payments
2022 (remaining three months)	$582
2023	2,221
2024	2,034
2025	1,472
2026	347
Thereafter	132
$6,788

Legal Proceedings

The Company is subject to litigation arising from time to time in the ordinary course of its business. The Company does not expect that the ultimate resolution of any pending legal actions will have a material effect on its consolidated operating results, cash flows or financial condition. However, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which the Company currently believes to be immaterial, will not become material in the future.

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

19. Subsequent Events

On October 31, 2022, the Nasdaq Hearing Panel granted the Company's request for the continued listing of its common stock on the Nasdaq Global Select Market, subject to the Company's satisfaction of the minimum $1.00 bid price requirement by March 14, 2023.

On October 5, 2022, Exyte U.S., Inc. filed a complaint in the Supreme Court of the State of New York in Erie County against the Company and ImmunityBio, Inc., alleging breach of contract and related claims in connection with the design and build of a manufacturing facility in Dunkirk, New York, by Exyte for the Company. On February 14, 2022, ImmunityBio closed on the purchase of the Company’s interest in the Dunkirk facility. The complaint alleges that the Company and/or ImmunityBio breached the agreement between the Company and Exyte by not paying amounts allegedly owed to Exyte under the agreement. The complaint seeks damages in excess of approximately $8.5 million. The Company intends to vigorously defend itself against Exyte’s claims in the complaint and believes it has potential counterclaims against Exyte in the action. The Company has not recorded a liability related to these claims as the risk of loss is remote, but there can be no assurance as to the outcome.

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

With respect to TCRT-ESO-A2, an autologous T cell receptor (“TCR”)-T cell therapy targeting solid tumors that are NY-ESO-1 positive in HLA-A*02:01 positive patients, we have made the strategic decision to de-prioritize the development and have closed the U.S. Phase 1 clinical trial.

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

Global Supply Chain Platform Developments

We suspended production activities at our Taihao API facility in Chongqing, China, in May 2019, based on concerns raised by the Department of Emergency Management of Chongqing (“DEMC”) related to the location of our plant. We subsequently resumed producing API at the Taihao API facility primarily for our ongoing clinical studies and commercial launches of proprietary drugs in accordance with local regulatory guidance, while we started building out Sintaho, a new API facility in Chongqing. In July 2021, we received verbal notice from the DEMC that we will be required to terminate the production activities at its Taihao API facility. We are continuing to engage in dialogue with the DEMC. While we are able to continue producing certain API at the Taihao API facility in limited quantities and a certain extent of our operations are now being conducted at Sintaho, we are in the process of moving the remainder of the operations and production activities to Sintaho and exploring other sources of API, in the event we are unable to reach an agreement with the DEMC for the continued production activities of the Taihao API facility. The Sintaho facility continues to conduct and complete product qualification activities. On July 7, 2022, we entered into an agreement to sell all of our equity interests in our China subsidiaries, which are primarily engaged in API manufacturing operations (the "China API Operations"), to TiHe Capital (Beijing) Co. Ltd. ("China API Buyer") for RMB 129.5 million, or approximately $18 million in cash. The transactions is subject to customary closing conditions, including obtaining certain regulatory approvals in China. Athenex and the China API Buyer also plan to enter into a long-term supply agreement for the manufacture and supply of certain API products at or before the closing of the transaction. See Part I, Item 1. Note 4 - Discontinued Operations for additional information.

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

The sale of the Dunkirk facility and the planned sale of our China API Operations are part of our strategy to dispose of non-core assets intended to extend our cash runway in 2022 and 2023 as we pivot to focusing on our Cell Therapy platform.

Other Corporate Developments

In August 2022, the Company completed an underwritten public offering in which it sold 35,333,334 shares of common stock, common warrants to purchase up to 40,000,000 shares of common stock at a price of $1.00 per share, and pre-funded warrants to purchase up to 4,666,666 shares of common stock at a price of $0.001 per share. The shares of common stock, together with the common warrants, were sold at $0.75 per share and accompanying common warrant, and the pre-funded warrants, together with the common warrants, were sold at $0.749 per pre-funded warrant and accompanying common warrant. The common and pre-funded warrants were exercisable immediately and will expire five years from the date of issuance. The Company received net proceeds of $28.1 million, after deducting discounts, commissions, and offering expenses. The Company intends to use the net proceeds from the proposed offering to fund ongoing clinical development for its product candidates and for working capital and other general corporate purposes.

On June 21, 2022, the Company and ATNX SPV, LLC, its newly-formed subsidiary (the "SPV"), entered into a Revenue Interest Purchase Agreement (the “RIPA”) with affiliates of Sagard Healthcare Partners (“Sagard”) and funds managed by Oaktree Capital Management, L.P. (“Oaktree” and together with Sagard, the “Purchasers”), for the sale of revenues from U.S. and European royalty and milestone interests in Klisyri® (tirbanibulin) for an aggregate purchase price of $85.0 million (“Purchase Price”). On June 29, 2022, the Purchasers paid the Company the Purchase Price. Of the total Purchase Price, $5.0 million was placed into escrow to be paid to the Company upon the satisfaction of certain manufacture and supply milestones for Klisyri prior to December 31, 2025, $5.0 million was used to pay for transaction expenses, $42.5 million was used to pay down the Company's senior secured loan agreement and related security agreements (the "Senior Credit Agreement") with Oaktree, and $7.5 million was deposited and held in a segregated account of the Company (the “Segregated Funds”). The $7.5 million of Segregated Funds and $1.5 million of the amount placed into escrow was released to the Company in September 2022. These amounts, plus the remaining proceeds were available for the Company's operations. Refer to Part I, Item 1. Note 1 - Company and Nature of Business and Note 11 - Debt and Lease Obligations for additional information.

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

We have incurred operating losses since inception and, as a result, as of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $982.7 million and $913.4 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. We project insufficient liquidity to fund our operations through the next twelve months beyond the date of this report and project that we will be in violation of a financial covenant included within the Senior Credit Agreement during the twelve-month period subsequent to the date of this filing. This projection does not reflect management's plans that are outside of the Company's control, pursuant to ASC 205. These conditions raise substantial doubt about our ability to continue as a going concern. See Part I, Item 1. Note 1—Company and Nature of Business for further information regarding our ability to continue as a going concern.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, senior secured loans, private placements, and to a lesser extent, from convertible bond financing, revenue, and grant funding. As of September 30, 2022, we had cash and cash equivalents of $35.2 million, restricted cash of $5.2 million, and short-term investments of $1.0 million.

On August 20, 2021, we entered into a sales agreement (the “Sales Agreement”) with SVB Securities LLC, in connection with the offer and sale of up to $100,000,000 of shares of our common stock, par value $0.001 per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to a registration statement on Form S-3 (File No. 333-258185) that became effective on August 12, 2021. During the year ended December 31, 2021, we sold 762,825 shares of our common stock for an average price of $1.49 per share under the Sales Agreement. During the nine months ended September 30, 2022, we sold 11,105,377 shares of our common stock for an average price of $0.55 per share under the Sales Agreement.

Nasdaq Deficiency Notice

On March 18, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our common stock, we no longer met the Nasdaq listing standard requiring listed companies to maintain a minimum bid price of at least $1.00 per share. We were unable to regain compliance with the minimum bid price requirement by the end of a compliance period of 180 days, or by September 14, 2022.

Following our receipt of written notification from Nasdaq stating that we had not regained compliance with the listing standards on September 15, 2022, we appealed by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”). On October 31, 2022, the Panel granted our request for the continued listing of our common stock on Nasdaq, subject to our satisfaction of the minimum $1.00 bid price requirement by March 14, 2023. To evidence compliance with the minimum bid price requirement, our common stock must close at or above $1.00 per share for a minimum of 10 (but generally not more than 20) consecutive business days by March 14, 2023. During this additional compliance period, our common stock will continue to be listed on Nasdaq. We may not be able to regain compliance with the minimum bid price requirement or maintain compliance with other Nasdaq listing requirements. If our appeal is denied or if we fail to regain compliance with Nasdaq’s continued listing standards by March 14, 2023, our common stock will be subject to delisting from Nasdaq.

We are seeking stockholder approval to effect a reverse stock split (the “Reverse Stock Split”) that, if approved and implemented, is intended to increase the per share price of our common stock for a period sufficient to regain compliance with the Nasdaq listing requirements. We filed a definitive proxy statement on October 11, 2022 that describes the proposals up for a stockholder vote at our special meeting on November 22, 2022, including the proposal to approve the Reverse Stock Split. We cannot assure you that the Reverse Stock Split will be approved or implemented, and even if approved and implemented, that the Reverse Stock Split will result in our stock price increasing to meet the bid price requirement for a period sufficient to regain compliance with the Nasdaq listing requirements.

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

Licensing and Partnership Opportunities – We continue to increase the global reach of tirbanibulin 1% ointment by maintaining strong global partnerships with existing partners such as Almirall, Seqirus, and AVIR and by evaluating other strategic territories to launch the product. We monetized our royalty stream from the sale of Klisyri in the U.S. and Europe by entering into the RIPA in June 2022. See Other Corporate Developments above. Our team will continue to work closely with our partners to explore additional treatment regimens and indications for tirbanibulin 1% ointment. We will pursue strategic licensing and partnership opportunities that will create potential value for stockholders and support our business strategy and mission.

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

Selling, General and Administrative Expenses

Selling, general and administrative, (“SG&A”), expenses primarily consist of compensation, including salary, employee benefits and stock-based compensation expenses for sales and marketing personnel, and for administrative personnel that support our general operations such as executive management, legal counsel, financial accounting, information technology, and human resources personnel. SG&A expenses also include professional fees for legal, patent, consulting, auditing and tax services, as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in the selling, marketing, general and administrative activities. SG&A expenses also include costs associated with our commercialization efforts for our proprietary drugs, such as market research, brand strategy and development work on market access, scientific publication, product distribution, and patient support as well as the change in fair value of contingent consideration.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$31,349	$26,303	$5,046	19%
License fees and other revenue	2,181	5,122	(2,941)	-57%
Total revenue	33,530	31,425	2,105
Cost of sales	(27,736)	(25,098)	(2,638)	11%
Gross profit	5,794	6,327	(533)
Research and development expenses	(9,214)	(17,739)	8,525	-48%
Selling, general, and administrative expenses	(9,438)	(18,094)	8,656	-48%
Interest income	109	38	71	187%
Interest expense	(6,271)	(5,100)	(1,171)	23%
Income tax expense	(596)	(262)	(334)	127%
Net loss from continuing operations	(19,616)	(34,830)	15,214	-44%
Loss from discontinued operations	(254)	(1,906)	1,652	-87%
Net loss	(19,870)	(36,736)	16,866
Less: net loss attributable to non-controlling interests	(201)	(679)	478	-70%
Net loss attributable to Athenex, Inc.	$(19,669)	$(36,057)	$16,388

Revenue

Revenue from product sales increased to $31.3 million for the three months ended September 30, 2022, from $26.3 million for the three months ended September 30, 2021, an increase of $5.0 million or 19%. This increase was primarily attributable to an increase in APD specialty product sales, which increased by $3.8 million as the result of increases in shortage product sales and product launches during 2022. 503B product sales increased by $1.0 million from additional product launches. Fluctuations in the demand for shortage products and market demand may continue to significantly affect our product sales in the future.

License fees and other revenue decreased by $2.9 million, to $2.2 million for the three months ended September 30, 2022. This decrease was primarily due to the recognition of $5.0 million of license revenue pursuant to the 2017 Almirall License Agreement upon the launch of Klisyri in Europe in 2021. We recognized $1.6 million of license revenue pursuant to the 2011 PharmaEssentia License Agreement and $0.4 million of royalty revenue under the Almirall License Agreement during the three months ended September 30, 2022. Substantially all of the revenue earned under the Almirall License Agreement in the near future will be remitted to the Purchasers under the RIPA.

Cost of Sales

Cost of sales for the three months ended September 30, 2022 totaled $27.7 million, an increase of $2.6 million, or 11%, as compared to $25.1 million for the three months ended September 30, 2021. The increase was primarily due to an increase of $1.5 million in cost of APD product sales related to the increase in sales volume and an increase of $1.1 million in cost of 503B product sales related to the increase in sales volume, product costs, and overhead, including labor, supply chain, and quality control department costs.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2022 totaled $9.2 million, a decrease of $8.5 million, or 48%, as compared to $17.7 million for the three months ended September 30, 2021. This was primarily due to decreases in cost of clinical and regulatory operations, compensation costs, cell therapy costs, and costs of preclinical operations and included the following:

•
$2.5 million decrease in costs of clinical operations and regulatory affairs after the completion of the Phase 3 study and FDA submission of Oral Paclitaxel;
•
$2.3 million decrease in R&D related compensation expenses;
•
$1.9 million decrease in drug licensing costs related to licenses for specialty drug products;
•
$1.0 million decrease in expenses associated with the slowdown of the TCR-T therapy program;
•
$0.5 million decrease in costs of preclinical operations, primarily related to the Orascovery platform; and
•
$0.3 million decrease in 503B and other product development.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended September 30, 2022 totaled $9.4 million, a decrease of $8.7 million, or 48%, as compared to $18.1 million for the three months ended September 30, 2021. This was primarily due to a $5.2 million gain on change in earnout liability related to the Kuur contingent consideration, with the discontinuation of the TCR-T therapy, while 2021 had a $3.2 million loss on change in earnout liability. Additionally, there was a $1.4 million decrease in costs for preparing to commercialize Oral Paclitaxel as the significant pre-launch activities slowed upon receipt of the Complete Response Letter in February 2021. These decreases were partially offset by an increase in compensation related costs of $1.0 million and an increase in operating costs of $0.2 million.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments and totaled $0.1 million and less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Interest expense totaled $6.3 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively. Interest expense in 2022 was related to the Senior Credit Agreement with Oaktree and the Royalty financing liability, while interest expense in 2021 was related to the Senior Credit Agreement only. The increase in interest expense during the three months ended September 30, 2022 was due to the Royalty financing carrying a higher effective interest rate.

Income Tax Expense

For the three months ended September 30, 2022, income tax expense amounted to $0.6 million, compared to $0.3 million for the three months ended September 30, 2021. We did not record a provision for U.S. federal income taxes for the three months ended September 30, 2022 or 2021 because we expect to generate a loss for the years ended December 31, 2022 and 2021. The income tax expense in the current year is primarily attributable to foreign income tax withholdings on our revenue earned under our out-license arrangements.

Loss from discontinued operations

Loss from discontinued operations for the three months ended September 30, 2022 totaled $0.3 million, as compared to $1.9 million for the three months ended September 30, 2021. This was primarily due to an increase in other income of $0.7 million due to the sale of pilot products in 2022 at our discontinued China API operations and a decrease of general and administrative expenses of $3.2 million at our discontinued Dunkirk operations, partially offset by $2.5 million of income from a one-time government grant earned in the prior year related to our discontinued Dunkirk operations.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth a summary of our condensed consolidated results of operations for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$85,503	$65,184	$20,319	31%
License fees and other revenue	8,685	26,091	(17,406)	-67%
Total revenue	94,188	91,275	2,913
Cost of sales	(73,657)	(59,255)	(14,402)	24%
Gross profit	20,531	32,020	(11,489)
Research and development expenses	(36,393)	(60,128)	23,735	-39%
Selling, general, and administrative expenses	(40,417)	(54,936)	14,519	-26%
Interest income	231	99	132	133%
Interest expense	(15,089)	(15,619)	530	-3%
Loss on extinguishment of debt	(1,450)	—	(1,450)	100%
Income tax (expense) benefit	(606)	10,619	(11,225)	-106%
Net loss from continuing operations	(73,193)	(87,945)	14,752	-17%
Gain (loss) from discontinued operations	3,018	(9,009)	12,027	-133%
Net loss	(70,175)	(96,954)	26,779
Less: net loss attributable to non-controlling interests	(929)	(1,573)	644	-41%
Net loss attributable to Athenex, Inc.	$(69,246)	$(95,381)	$26,135

Revenue

Revenue from product sales increased to $85.5 million for the nine months ended September 30, 2022, from $65.2 million for the nine months ended September 30, 2021, an increase of $20.3 million or 31%. This increase was primarily attributable to an increase in APD specialty product sales, which increased by $17.4 million as the result of increases in shortage product sales and product launches during 2022. 503B product sales increased by $2.6 million from additional product launches. Fluctuations in the demand for shortage products and market demand may continue to significantly affect our product sales in the future.

License fees and other revenue decreased by $17.4 million, to $8.7 million for the nine months ended September 30, 2022. This decrease was primarily due to the recognition of $25.0 million of license revenue in 2021 pursuant to the 2017 Almirall License Agreement upon the achievement of two regulatory and commercial milestone events, partially offset by the recognition of $5.0 million of license revenue upon the commencement of a line extension trial for Klisyri in the U.S. and the recognition of a $1.6 million milestone under the 2011 PharmaEssentia Agreement during the nine months ended September 30, 2022. Substantially all of the revenue earned under the Almirall License Agreement in the near future will be remitted to the Purchasers under the RIPA.

Cost of Sales

Cost of sales for the nine months ended September 30, 2022 totaled $73.7 million, an increase of $14.4 million, or 24%, as compared to $59.3 million for the nine months ended September 30, 2021. The increase was primarily due to an increase of $8.5 million in cost of APD product sales related to the increase in sales volume and an increase of $6.1 million in cost of 503B product sales related to the increase in sales volume, product costs, and overhead, including labor, supply chain, and quality control department costs.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2022 totaled $36.4 million, a decrease of $23.7 million, or 39%, as compared to $60.1 million for the nine months ended September 30, 2021. This was primarily due to a decrease in Oral Paclitaxel product development and medical affairs costs, costs of clinical and regulatory operations, and compensation costs and included the following:

•
$9.6 million decrease in Oral Paclitaxel product development and medical affairs costs incurred in connection with the potential product launch of Oral Paclitaxel;
•
$6.2 million decrease in costs of clinical operations and regulatory affairs after the completion of the Phase 3 study and FDA submission of Oral Paclitaxel;
•
$4.8 million decrease in R&D related compensation expenses;
•
$3.9 million decrease in drug licensing costs related to licenses for specialty drug products and a license milestone payment associated with Arginine deprivation therapy in 2021; and
•
$1.7 million decrease in costs of preclinical operations, primarily related to the Orascovery platform.

The decrease in these R&D expenses was partially offset by a $2.5 million increase in cell therapy development costs with the development of the NKT cell therapies.

Selling, General, and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2022 totaled $40.4 million, a decrease of $14.5 million, or 26%, as compared to $54.9 million for the nine months ended September 30, 2021. This was primarily due to a $10.6 million decrease in costs for preparing to commercialize Oral Paclitaxel as the significant pre-launch activities slowed upon receipt of the Complete Response Letter in February 2021 and a $5.1 million gain on change in earnout liability related to the Kuur contingent consideration, with the discontinuation of the TCR-T therapy, while 2021 had a $3.6 million loss on change in earnout liability. Additionally, there was a $0.2 million decrease in general operating costs. These decreases were partially offset by the effects of the devaluation of foreign currencies of $4.3 million during 2022, and an increase in compensation related costs of $0.7 million.

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments and totaled $0.2 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. Interest expense totaled $15.1 million and $15.6 million for the nine months ended September 30, 2022 and 2021, respectively. Interest expense in 2022 was related to the Senior Credit Agreement with Oaktree and the Royalty financing liability, while interest expense in 2021 was related to the Senior Credit Agreement only. Interest expense decreased due to principal repayments made to the Senior Credit Agreement, which was offset by an increase in expense related to the Royalty financing liability, which carries a higher effective interest rate.

Loss on extinguishment of debt

During the nine months ended September 30, 2022, we recognized a $1.5 million net loss on the extinguishment of debt. This was comprised of a loss of $3.5 million related to the prepayment we made to Oaktree upon the closing of the sale of our leasehold interest in the manufacturing facility in Dunkirk, New York. This was partially offset by a $2.1 million gain on the extinguishment of debt due to the partial repayment we made to Oaktree upon the closing of the RIPA with Sagard and Oaktree.

Income tax (expense) benefit

For the nine months ended September 30, 2022, income tax expense amounted to $0.6 million, compared to income tax benefit of $10.6 million for the nine months ended September 30, 2021. We did not record a provision for U.S. federal income taxes for the nine months ended September 30, 2022 or 2021 because we expect to generate a loss for the years ended December 31, 2022 and 2021. The income tax expense in the current year is primarily attributable to foreign income tax withholdings on our revenue earned under our out-license arrangements. The income tax benefit in the prior period is primarily the result of a taxable temporary difference due to the deferred tax liability recognized for the indefinite lived intangible assets acquired in connection with the acquisition of Kuur’s IPR&D. This taxable temporary difference is considered a source of taxable income to support the realization of deferred tax assets from the acquirer which resulted in a reversal of our valuation allowance.

Gain (loss) from discontinued operations

Gain from discontinued operations for the nine months ended September 30, 2022 totaled $3.0 million, as compared to a loss of $9.0 million for the nine months ended September 30, 2021. This change was primarily due to the gain on the sale of the Dunkirk facility of $14.5 million, and a decrease in general and administrative expenses related to the discontinued Dunkirk operations of $5.0 million during the nine months ended September 30, 2022. These were partially offset by a decrease in API product sales of $2.1 million at the discontinued China API operations and the reserve of excess inventory held at our discontinued China API operations of

$7.1 million. Further, research and development costs at our discontinued China API operations decreased by $0.7 million and other income increased by $1.4 million due to the sale of pilot products in 2022.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our R&D programs, SG&A costs associated with our operations, and the development of our specialty drug operations in our Commercial Platform and 503B operations and the investment we made in our pre-launch activities in anticipation of commercializing our proprietary drugs. We incurred net losses of $70.2 million and $97.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $982.7 million. Our operating activities from continuing operations used $52.5 million and $97.0 million of cash during the nine months ended September 30, 2022 and 2021, respectively. We intend to continue to advance certain of our various clinical and pre-clinical programs which could lead to increased cash outflow of R&D costs. While we expect our R&D expenses to remain at a decreased level from prior periods, as the development of most non-Cell Therapy technologies has been suspended, R&D expenses related to our Cell Therapy platform are expected to increase as we prepare for additional clinical and preclinical studies for our Cell Therapy programs. We intend to continue to diversify the product portfolio for specialty drug products in the Commercial Platform and 503B operations, which may require relatively more funding than we have previously dedicated to this portfolio. Our principal sources of liquidity as of September 30, 2022 were cash and cash equivalents totaling $35.2 million, restricted cash of $5.2 million, held in a controlled bank account in connection with the Senior Credit Agreement with Oaktree, and short-term investments totaling $1.0 million, which is our available-for-sale equity investments.

Indebtedness

We had $122.7 million and $148.5 million of debt as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and 2021, this primarily consisted of the royalty financing liability under the RIPA (as described in Part I, Item 1. Note 11 - Debt and Lease Obligations), Senior Credit Agreement with Oaktree, a credit agreement with Chongqing Maliu Riverside Development and Investment Co., LTD, and finance and operating lease obligations.

The sale of the interest in U.S. and European royalties and milestones to Sagard and Oaktree in connection with the Revenue Interest Purchase Agreement was recorded as a royalty financing liability due to our significant continued involvement in the cash flows due to the Purchasers. The RIPA contains various representations and warranties, information rights, non-financial covenants, and indemnification obligations, however, this liability is not guaranteed by the Company. During the nine months ended September 30, 2022, the Company received Klisyri royalties of $0.9 million, which were remitted to the Purchasers.

During the nine months ended September 30, 2022, we made payments, inclusive of principal, interest, and fees, to Oaktree in the aggregate amount of $108.3 million pursuant to the Third Amendment, Fourth Amendment, Fifth Amendment, and Sixth Amendment. See Part I, Item 1. Note 11—Debt and Lease Obligations for additional information regarding our Senior Credit Agreement with Oaktree.

As of September 30, 2022, we owe $47.5 million under the Senior Credit Agreement. We do not have access to additional tranches of funding available under the Senior Credit Agreement. Our obligations under the Senior Credit Agreement are guaranteed by us and certain of our existing domestic subsidiaries and subsequently acquired or organized subsidiaries subject to certain exceptions. Our obligations under the Senior Credit Agreement and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a pledge of all of the equity interests of our direct subsidiaries, and (ii) a perfected security interest in all of our tangible and intangible assets.

The Senior Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, the Senior Credit Agreement contains certain financial covenants, including, among other things, maintenance of minimum liquidity and a minimum revenue test, measured quarterly until the last day of the second consecutive fiscal quarter where the consolidated leverage ratio does not exceed 4.5 to 1, provided that thereafter we cannot allow our consolidated leverage ratio to exceed 4.5 to 1, measured quarterly. Failure of the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company. At September 30, 2022, we were in compliance with all applicable covenants.

As of September 30, 2022, we owe $7.0 million under the line of credit with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), which is expected to be assumed by the China API Buyer if the sale of the China API Operations closes, and is included within non-current portion of liabilities of discontinued operations on our condensed consolidated balance sheet.

ATM Offering

On August 20, 2021, we entered into a sales agreement with SVB Securities LLC, in connection with the offer and sale of up to $100,000,000 of shares of our common stock, par value $0.001 per share, in an at-the-market offering (“ATM Offering”). During the nine months ended September 30, 2022, we sold 11,105,377 shares of our common stock for an average price of $0.55 per share under the sales agreement, raising approximately $6.1 million in net proceeds. Since the inception of the ATM, we sold 11,868,202 shares of our common stock for an average price of $0.61 per share under the sales agreement, raising approximately $7.2 million in net proceeds. While we intend to continue selling shares of common stock in the ATM Offering, there can be no assurance that we will be able to sell shares of common stock at a price that is acceptable to our Board of Directors or that will be successful in raising significant capital in the offering.

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

As of September 30, 2022, we had cash and cash equivalents of $35.2 million, restricted cash of $5.2 million, and short-term investments of $1.0 million. We are implementing cost savings programs and plan to monetize non-core assets and raise capital in order to extend our cash runway in 2022 and 2023. If we are unable to raise additional capital or monetize assets, we believe that the existing cash and cash equivalents, restricted cash, and short-term investments will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our unaudited condensed consolidated financial statements. We have concluded that this raises substantial doubt about our ability to continue as a going concern. See Part I, Item 1. Note 1—Company and Nature of Business for further information regarding our ability to continue as a going concern. We have based these estimates on assumptions that may prove to be wrong, and we could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. Although we plan to raise additional funds though the sale of non-core assets and selling equity securities, these plans are subject to market conditions which are outside of our control, and therefore cannot be deemed to be probable. There can be no assurance that additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities from continuing operations	$(52,542)	$(96,974)
Net cash provided by investing activities from continuing operations	7,430	122,739
Net cash provided by financing activities from continuing operations	2,252	1,408
Net cash provided by (used in) discontinued operations	29,098	(23,425)
Net effect of foreign exchange rate changes	2,472	259
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(11,290)	$4,007

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

Net cash used in operating activities from continuing operations was $52.5 million for the nine months ended September 30, 2022. This resulted primarily from our net loss from continuing operations of $73.2 million, adjusted for non-cash charges of $9.7 million and by cash provided by our operating assets and liabilities of $10.9 million. Our operating assets increased $6.6 million for accounts receivable mainly related to the increase in APD sales, decreased $1.3 million in prepaid expenses and other assets, and increased $15.0 million for inventory of all drug products, primarily inventory of specialty drugs and Tirbanibulin. Our operating liabilities increased by $31.2 million mainly due to an increase in accounts payable, accrued selling fees and rebates related to our specialty product sales, accrued wages and benefits, accrued clinical expenses, and accrued inventory purchases. Our net non-cash charges during the nine months ended September 30, 2022 primarily consisted of $6.2 million amortization of debt discount, $4.9 million of stock-based compensation expense, $2.2 million depreciation and amortization expense, and $1.5 million loss on extinguishment of debt, partially offset by a $5.1 million gain on the change in fair value of contingent consideration.

Net cash used in operating activities from continuing operations was $97.0 million for the nine months ended September 30, 2021. This resulted primarily from our net loss from continuing operations of $87.9 million, adjusted for non-cash charges of $16.9 million, non-cash income tax benefit of $10.8 million related to the reversal of our valuation allowance on our deferred tax assets to offset the deferred tax liability assumed in connection with the acquisition of Kuur’s IPR&D, and by cash used by our operating assets and liabilities of $15.1 million. Our operating assets increased $11.0 million for accounts receivable mainly related to the timing of license revenues and increase in 503B sales, increased $1.1 million for inventory of all drug product, and remained consistent for prepaid expenses and other assets. Our operating liabilities decreased by $3.1 million mainly due to a decrease in accrued costs for potential product launch, partially offset by an increase in deferred revenue and accrued clinical expenses. Our net non-cash charges during the nine months ended September 30, 2021 consisted of $7.3 million of stock-based compensation expense, $3.6 million change in fair value of contingent consideration, $2.9 million depreciation and amortization expense, $2.3 million amortization of debt discount, and $0.6 million write-off of deferred debt issuance costs related to the revenue interest financing.

Net Cash Provided by Investing Activities from Continuing Operations

Net cash provided by investing activities from continuing operations was $7.4 million for the nine months ended September 30, 2022, compared to $122.7 million provided in the nine months ended September 30, 2021. The difference was primarily due to less cash being provided by the net sales and maturities of short-term investments, partially offset by a decrease in cash acquired from the acquisition of Kuur in 2021.

Net Cash Provided by Financing Activities from Continuing Operations

Net cash provided by financing activities from continuing operations was $2.3 million for the nine months ended September 30, 2022, which consisted of $76.5 million in net proceeds from the issuance of the royalty financing liability, $24.2 million in proceeds from the sale of common stock under the ATM Offering, public stock offering, and 2017 Employee Stock Purchase Plan, and $10.4 million from the issuance of pre-funded and common warrants, partially offset by the $102.5 million repayment of long-term debt and $6.0 million in costs related to the repayment of such debt.

Net cash provided by financing activities from continuing operations was $1.4 million for the nine months ended September 30, 2021, which consisted of $1.7 million from the exercise of stock options and sale of common stock, partially offset by $0.3 million repayment finance lease obligations and repurchase of treasury stock.

Net Cash Provided by (Used in) Discontinued Operations

Net cash provided by discontinued operations was $29.1 million for the nine months ended September 30, 2022 and was primarily comprised of proceeds of the Dunkirk Transaction of $40.0 million, partially offset by purchases of property and equipment of $2.1 million and cash used in operating activities of discontinued operations of $8.1 million.

Net cash used in discontinued operations was $23.4 million for the nine months ended September 30, 2021 and was primarily attributable to purchases of property and equipment of $16.4 million and cash used in operating activities of discontinued operations of $7.0 million.

Contractual Obligations

A summary of our contractual obligations as of September 30, 2022 is as follows:

	Payments Due by Period
	Within 1 Year	1 to 3 years	3 to 5 years	More than 5 years	Total Amounts Committed
	(in thousands)
Operating leases	$2,256	3,872	$660	$—	$6,788
Long-term debt	16,302	35,855	14,911	—	67,068
Finance lease obligations	138	123	—	—	261
Licensing fees	628	—	—	—	628
	$19,324	$39,850	$15,571	$—	$74,745

Our operating and finance leases are principally for facilities and equipment. We currently lease office space in the U.S. and foreign countries to support our operations as a global organization. The operating leases in the above table include our several locations with the amounts committed by each location: (1) the rental of our global headquarters in the Conventus Center for Collaborative Medicine in Buffalo, NY; (2) the rental of our research and development facility in the IC Development Centre in Hong Kong; (3) the rental of the Commercial Platform headquarters in Chicago, IL; (4) the rental of our clinical research headquarters in Cranford, NJ; (5) the rental of our contract research organization throughout Latin America; (6) the rental of our Global Supply Chain distribution office in Houston, TX; and (7) the rental of other facilities and equipment located mainly in Buffalo, NY. These locations represent $3.7 million, less than $0.1 million, $1.4 million, $0.2 million, $0.1 million, $0.1 million, and $1.4 million, respectively, of the total amounts committed. In addition to the minimum rental commitments on our operating leases we may also be required to pay amounts for taxes, insurance, maintenance and other operating expenses.

The long-term debt includes our senior secured loan and the credit agreement with CQ. The finance lease obligations represent leases of equipment in our office in Buffalo, NY. The license fees in the above table represent the amount committed and accrued under in-license agreements for specialty drug products by the Commercial platform.

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

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. For the three and nine months ended September 30, 2021, the Company recognized license revenue of $5.1 million and $26.1 million, of which $20.0 million was recognized upon the achievement of the first commercial milestone pursuant to the 2017 Almirall out-license arrangement upon the launch of Klisyri in the U.S., $5.0 million was recognized upon the launch of Klisyri® (tirbanibulin) in Europe pursuant to the 2017 Almirall out-license arrangement, and $0.5 million was recognized for an upfront fee upon transferring IP to the customer upon execution of the second amendment to the 2011 PharmaEssentia license agreement. No such revenue was recorded for the nine months ended September 30, 2022. Under the collaboration agreement between Axis Therapeutics and PharmaEssentia, the Company received $2.0 million of upfront fees allocated to its performance obligation to deliver functional IP to the Customer. As of September 30, 2022, the Company had not satisfied this performance obligation by delivering the license with the data necessary for the customer to benefit from the right to use the IP and, therefore, the amount was recorded as deferred revenue.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint and adjusts its estimate of the transaction price as appropriate. To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price. For the three and nine months ended September 30, 2022, the Company recognized license revenue of $1.6 million and $6.7 million, of which $5.0 million was recognized upon the achievement of a development milestone pursuant to the 2017 Almirall out-license arrangement, and $1.6 million was recognized for the achievement of a regulatory milestone under the 2011 PharmaEssentia license agreement. The Company did not recognize revenue from other performance obligations included in the Company’s out-licensing agreements during the three and nine months ended September 30, 2021.

Certain out-license agreements include performance obligations to manufacture and provide drug product in the future for commercial sale when the licensed product is approved. For the commercial, sales-based royalties, the consideration is predominantly related to the licensed IP and is contingent on the customer’s subsequent sales to another commercial customer. Consequently, the sales- or usage-based royalty exception would apply. Revenue will be recognized for the commercial, sales-based milestones as the underlying sales occur. The Company recorded $0.4 million and $1.6 million of royalty revenue related to sales of Tirbanibulin during the three and nine months ended September 30, 2022, respectively. The Company recorded $0.1 million and $0.3 million of royalty revenue related to sales of Tirbanibulin during the three and nine months ended September 30, 2021, respectively.

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation. The Company did not use any other significant judgments related to out-licensing revenue during the nine months ended September 30, 2022 and 2021.

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

3.
Commercial Platform

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference, if any, between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of September 30, 2022, and December 31, 2021, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $28.3 million and $22.9 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $52.4 million, and $38.8 million for the three months ended September 30, 2022, and 2021, respectively and was $133.3 million and $91.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Chinese Renminbi (“RMB”). In the nine months ended September 30, 2022 and 2021, respectively, approximately 1% and 0% of our sales, respectively, excluding intercompany sales and including sales from discontinued operations, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. As of September 30, 2022, we had cash and cash equivalents of approximately $1.0 million at our Chinese subsidiaries. We expect that foreign currencies will represent a lower percentage of our sales in the future due to the anticipated growth of our U.S. business. Our international selling, marketing, and administrative costs related to these sales are largely denominated in the same foreign currencies, which somewhat mitigates our foreign currency exchange risk rate exposure.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $35.2 million, restricted cash of $5.2 million, and short-term investments of $1.0 million as of September 30, 2022, which consisted primarily of certificates of deposit with financial institutions. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in U.S. market interest rates is not expected to have a material impact on our condensed consolidated financial condition or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity.

Credit Risk

We had cash, cash equivalents, and restricted cash of $40.4 million and marketable securities of $1.0 million at September 30, 2022. Substantially all of our bank deposits are in major financial institutions, which we believe are of high credit quality. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

We make periodic assessments of the recoverability of trade and other receivables and amounts due from related parties. Our historical experience in collection of receivables falls within the recorded allowances, and we believe that we have made adequate provision for uncollectible receivables.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Our common stock is listed on Nasdaq under the symbol “ATNX”. On March 18, 2022, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our common stock, we no longer met the Nasdaq listing standard requiring listed companies to maintain a minimum bid price of at least $1.00 per share. We were unable to regain compliance with the minimum bid price requirement by the end of a compliance period of 180 days, or by September 14, 2022.

Following our receipt of written notification from Nasdaq stating that we had not regained compliance with the listing standards on September 15, 2022, we appealed by requesting a hearing before the Panel. On October 31, 2022, the Panel granted our request for the continued listing of our common stock on Nasdaq, subject to our satisfaction of the minimum $1.00 bid price requirement by March 14, 2023. During this additional compliance period, our common stock will continue to be listed on Nasdaq. If we are unable to regain compliance with the bid price requirement by the end of this additional compliance period, or we are unable to maintain compliance with other Nasdaq listing requirements, our common stock will be subject to delisting from Nasdaq.

While we are seeking stockholder approval to effect the Reverse Stock Split that, if approved and implemented, is intended to increase the per share price of our common stock, we cannot assure you that the Reverse Stock Split will be approved or implemented, and even if approved and implemented, that the Reverse Stock Split will result in our stock price increasing to meet the bid price requirement for a period sufficient to regain compliance with the Nasdaq listing requirements.

We and our stockholders could be materially adversely impacted if our common stock is delisted from Nasdaq. In particular:

•
we may be unable to raise equity capital on acceptable terms or at all;
•
we may lose the confidence of our current or prospective third-party providers and collaboration partners, which could jeopardize our ability to enter into licensing and collaboration agreements and continue our business as currently conducted;
•
the price of our common stock will likely decrease;
•
stockholders may be unable to sell or purchase our common stock when they wish to do so;
•
we may lose the interest of institutional investors in our common stock;
•
we may lose media and analyst coverage;
•
our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
•
we would likely lose the active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

We cannot assure you that the proposed Reverse Stock Split, if approved and implemented, will increase the price of our common stock.

We expect that the Reverse Stock Split, if approved by our stockholders and implemented by our Board, will increase the market price of our common stock. However, the effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies in our industry is varied, particularly since some investors may view a reverse stock split negatively. It is possible that the per share price of our common stock after the Reverse Stock Split will not increase in the same proportion as the reduction in the number of outstanding shares of common stock following the Reverse Stock Split, and the Reverse Stock Split may not result in a per share price that would attract investors who do not trade in lower priced stocks. In addition, we cannot assure you that our common stock will be more attractive to investors. Even if we implement the Reverse Stock Split, the market price of our common stock may decrease due to factors unrelated to the Reverse Stock Split, including our future performance. If the Reverse Stock Split is consummated and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split.

We may not satisfy the Nasdaq continued listing requirements following the Reverse Stock Split, even if it is approved and implemented.

Even if the Reverse Stock Split is approved and implemented, we may not be able to regain compliance with the bid price requirement of the Nasdaq listing standards. If our common stock ultimately were to be delisted from Nasdaq for any reason, it could negatively impact us because it would reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; negatively impact our ability to access equity markets, issue additional securities and obtain additional financing in the future; affect our ability to provide equity incentives to our employees; and negatively impact our reputation and, as a consequence, our business.

The proposed Reverse Stock Split, if approved and implemented, may decrease the liquidity of our common stock and result in higher transaction costs.

The liquidity of our common stock may be negatively impacted if the Reverse Stock Split is implemented, given the reduced number of shares that would be outstanding after the Reverse Stock Split, particularly if the stock price does not increase as a result of the Reverse Stock Split. In addition, if the Reverse Stock Split is implemented, it may increase the number of our stockholders who own “odd lots” of fewer than 100 shares of common stock, which may be more difficult to sell. Brokerage commissions and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares or of even multiples of 100 shares of common stock. Accordingly, the Reverse Stock Split may not achieve the desired results of increasing marketability of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under Salary Deduction and Stock Purchase Agreements with certain of our executive officers and directors, we issued an aggregate of 359,097 shares to those executive officers and directors during the quarter ended September 30, 2022. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, and Nasdaq Listing Rule 5635(c)(2). These shares were issued in exchange for after-tax payroll deductions of approximately $0.2 million from the executive officers and directors, using the Nasdaq Official Closing Price on the applicable payroll date. Any proceeds from the issuance of these shares were used for our working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

4.1	Form of Common Warrant of Athenex, Inc.	—	—	—	Filed herewith

4.2#	Warrant Agency Agreement, by and among Athenex, Inc., Computershare Inc., and Computershare Trust Company, N.A., dated as of August 15, 2022	—	—	—	Filed herewith

4.3	Form of Pre-Funded Warrant (SVB Investors)	Form 8-K	001-38112	10.2	August 12, 2022

10.1#	Equity Purchase Agreement, by and among TiHe Capital (Beijing) Co. Ltd., Athenex API Limited, Athenex Pharmaceuticals (China) Limited, Polymed Therapeutics, Inc., and Athenex, Inc., dated as of July 7, 2022.	Form 10-Q	001-38112	10.4	July 29, 2022

10.2	Underwriting Agreement, dated August 10, 2022, by and between Athenex, Inc. and SVB Securities LLC.	Form 8-K	001-38112	10.1	August 12, 2022

10.3	Limited Waiver under Revenue Interest Purchase Agreement, by and among ATNX SPV, LLC, Athenex, Inc., and the Purchaser parties thereto, dated as of August 14, 2022.	Form 8-K	001-38112	10.1	August 18, 2022

10.4	Sixth Amendment to Credit and Guaranty Agreement, by and among Athenex, Inc., the Lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders, dated as of August 14, 2022.	Form 8-K	001-38112	10.2	August 18, 2022

10.5	Letter Agreement, by and among TiHe Capital (Beijing) Co. Ltd., Athenex API Limited, Athenex Pharmaceuticals (China) Limited, Polymed Therapeutics, Inc., and Athenex, Inc., dated as of September 30, 2022.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) and the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—	Filed herewith

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

Athenex, Inc.

Date: November 3, 2022	By:	/s/ Johnson Y.N. Lau
Chief Executive Officer and Board Chairman (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Joe Annoni
Chief Financial Officer (Principal Financial and Accounting Officer)