Form 10-K
period 2022-12-31
Athenex, Inc.
filed 2023-03-20
CIK 1300699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2022

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

Large Accelerated Filer	☐	Accelerated ﬁler	☐
Non-accelerated ﬁler	☒	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-afﬁliates of the registrant calculated based on the closing price of $8.19 of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2022, the last business day of the registrant’s most recently completed second ﬁscal quarter, was approximately $32.5 million.

As of March 13, 2023, 8,663,209 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, clinical development activities, the timing and results of clinical trials and potential regulatory approval and commercialization of product candidates. In some cases, forward-looking statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potential,” “estimate,” “continue,” “anticipate,” “intend,” “indicate,” “could,” “would,” “project,” “plan,” “expect,” “seek,” “strategy,” “mission,” “outlook,” "likely," "forecast," "target," and similar expressions and variations thereof. These words are intended to identify forward-looking statements.

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
•
our ability to obtain additional financing to fund our operations;
•
our ability to repay, refinance, or restructure our substantial indebtedness owed to our senior secured lender at maturity or upon an event of default;
•
the uncertainty of ongoing legal proceedings;
•
the early stage of development of our primary clinical candidates;
•
our failure to identify or discover additional drug candidates or to prioritize development of certain product candidates;
•
the novel approach to some of our drug candidates, which may delay or impede our ability to achieve regulatory approval or market acceptance;
•
costs and delays if our drug candidates fail to demonstrate safety and efficacy;

•
the unpredictable and lengthy regulatory approval processes of the FDA and other regulatory authorities, including whether the FDA accepts data from clinical trials outside of the United States;
•
the delay or prevention of regulatory approval or limitation of the commercial profile of an approved label due to undesirable adverse events caused or that may be caused by our approved drugs and drug candidates;
•
ongoing regulatory obligations, which may result in significant additional expenses, for Klisyri® and our product candidates;
•
our dependence on the efforts of Almirall S.A. and our other out-license partners for the commercialization of Klisyri;
•
our limited experience in marketing proprietary drug products;
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
•
our reliance on third parties to conduct preclinical studies and clinical trials and to manufacture most of our drug candidate supplies;
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
•
our ability to comply with the continued listing standards of the Nasdaq Global Market; and
•
the impact of macroeconomic factors, like inflation, supply chain disruptions, and the war in Ukraine, on our business and clinical development activities.

PART I

Item 1. Business.

Overview

Athenex, Inc., together with its subsidiaries (“Athenex,” the “Company,” “we,” “us” or “our”), is a clinical-stage biopharmaceutical company dedicated to becoming a leader in the discovery, development and commercialization of next-generation products for the treatment of cancer. Our mission is to become a leader in bringing innovative cancer treatments to the market and to improve patient health outcomes. In pursuit of this mission, Athenex leverages years of experience in research and development, clinical trials, regulatory standards, and manufacturing.

We are focused on our innovative cell therapy platform, based on natural killer T (“NKT”) cells. NKT cells have unique biology that has potential advantages over current T cell and NK cell-based technologies. The potential advantages of NKT cell therapy technology over other immune effector cell types are to:

(1)
Address a major unmet medical need in hematological malignancies and solid tumors in that even in those indications where autologous chimeric antigen receptor (“CAR”) T cells have been previously approved, up to 60% of patients receiving CAR-T therapy do not achieve long-term durable responses;
(2)
Overcome the challenges in the treatment of solid tumors by naturally homing to tumors, reversing immunosuppressive tumor microenvironments, and possessing long-term memory and persistence;
(3)
Reduce the frequency and severity of toxicity commonly caused by CAR-T cell therapies. such as cytokine release syndrome (“CRS”) and immune effector cell-associated neurotoxicity syndrome (“ICANS”);
(4)
Manufacture allogeneic CAR-NKT cells without high risk of graft-versus-host disease (“GvHD”) starting with the lymphocytes of healthy donors, rather than patients (who are the source of autologous cell therapy starting materials), resulting in a more robust and consistent product without exposure to previous cytotoxic cancer therapy; and
(5)
Provide allogeneic (“off-the-shelf”) CAR-NKT cell therapy products produced at larger scale than autologous cell therapy products, potentially at lower cost.

In 2023, we plan to focus on developing our novel immune effector cell therapy platform and its product candidates. See “Our R&D Programs – Cell Therapy Platform” below for more information.

We are also continuing certain studies of oral paclitaxel and encequidar (“Oral Paclitaxel”), the currently active product candidate using our Orascovery technology, based on a P-glycoprotein (“P-gp”) pump inhibitor. Oral Paclitaxel received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) in February 2021. In October 2021, after careful consideration of the FDA’s feedback, we determined to redeploy our resources to focus on our cell therapy platform and ongoing studies of Oral Paclitaxel. We are continuing to (i) support a study being conducted in combination with a checkpoint inhibitor (dostarlimab) +/- carboplatin in the neoadjuvant chemotherapy setting for breast cancer and (ii) evaluate Oral Paclitaxel in combination with pembrolizumab for the treatment of non-small cell lung cancer (“NSCLC”). See “Our R&D Programs – Orascovery Platform” below for more information.

In early 2022, we announced a new vision for the future of Athenex that is focused on the cell therapy platform. We redirected our research and development (“R&D”) resources to develop and advance our promising NKT cell therapy programs and execute on several financial initiatives, including cost savings measures, to right-size the company and support our transformation. We determined to discontinue the Orascovery platform apart from Oral Paclitaxel. We also planned to monetize non-core assets consistent with our new focus and strategy. During the year, we executed a number of actions and transactions as we worked to transform Athenex into a lean, cell therapy-focused company. See “Recent Strategic Actions and Transactions” below for more information. In 2023, we are pursuing a broader range of strategic alternatives while remaining focused on improving our balance sheet as we continue to advance what we believe are promising clinical development programs.

As we continue to pursue these strategic priorities, we expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase as we seek to:

•
advance the preclinical research and clinical development activities of our cell therapy platform;
•
identify additional research programs and product candidates within our cell therapy platform;
•
continue selected activities related to our other R&D programs and businesses, including evaluating and pursuing a range of strategic alternatives; and
•
maintain, expand, and protect our intellectual property portfolio.

Our R&D Programs

Cell Therapy Platform

NKT cells are a core aspect of our immune effector cell therapy platform. NKT cells comprise a rare subset of lymphocytes that share properties of both innate and adaptive immune cells. NKT cells acquire effector memory functions immediately after exiting the thymus and, thus, behave similarly to innate immunity cells like natural killer (“NK”) cells. Within the immune system, NKT cells have an important function, acting among the first cells in response to either infection or stress in the tissues.

The target recognition for both NKT and T cells is strictly restricted and antigen specific. Although both NKT and T -cells express T-cell receptors (“TCRs”), their models for recognition of antigen (target) are distinct. Both T cells and NKT cells recognize target antigens in association with other molecules, a phenomenon called “restriction.” T-cell TCRs are restricted by either human leukocyte antigen (“HLA”) class I or class II, whereas NKT cell TCRs are restricted by CD1d, which is related to class I HLA in structure. The CD1d molecule is identical in all people (monomorphic) while HLA class I and class II molecules are polymorphic (see following figure). T cells utilize a wide variety of different TCRs, whereas type 1 NKT cells (which we use) employ an invariant TCR (“iTCR”). As a result, without major genetic engineering, the majority of T-cell products must be limited to autologous use, given their potential for toxicity if they are infused into a genetically different recipient (e.g., GvHD). In contrast, because CD1d is the same in all individuals, and NKT cells express an iTCR restricted by CD1d, the potential for GvHD toxicity is minimal. We believe that this provides a promising basis to use NKT cells for an “off-the-shelf” product without the need for complex genetic engineering to prevent GvHD.

iTCR = invariant T-cell receptor

HLA = human leukocyte antigen

MHC = major histocompatibility complex

NKT = natural killer T (cell)

Product Candidates

We are developing autologous and allogeneic, or “off-the-shelf”, NKT cell immunotherapies for the treatment of solid tumors and hematological malignancies. We acquired the foundation of this technology in 2021 through our acquisition of Kuur Therapeutics, Inc. (formerly known as Cell Medica, “Kuur”) and are pursuing the development of their legacy CAR-NKT cell therapy product candidates, KUR-501, KUR-502, and KUR-503, and are exploring new applications for this technology, such as TCR-NKT cell therapy. The following table summarizes the development status of our current pipeline of cell therapy product candidates as of March 20, 2023:

KUR-501 is an autologous product in which NKT cells are engineered with a CAR targeting disialoganglioside (“GD2”). GD2 is expressed on almost all neuroblastoma tumors and certain other malignancies. Neuroblastoma is a rare pediatric cancer and patients with relapsed or refractory (“R/R”) high-risk neuroblastoma (“HRNB”) have very poor outcomes. Therefore, we believe there is a significant unmet medical need for better treatment options. KUR-501 is currently being evaluated in a Phase 1 dose-escalation clinical trial (“GINAKIT2”) treating children with R/R HRNB. Updated clinical data from this trial was presented at the American Society of Gene & Cell Therapy Annual Meeting in May 2022. The data demonstrated expansion of CAR-NKT cells post-transfer in all patients and objective responses in patients with R/R HRNB, including patients previously treated with anti-GD2 monoclonal antibody. Overall Response Rate (“ORR”) was 25%, or three responses out of 12 patients, and Disease Control Rate was 58% with four stable disease, two partial responses (“PR”), and one complete response (“CR”). Two of these responses occurred at the highest dose level tested so far of 100 million cells/m2, and the CR lasted for nearly 14 months. KUR-501 has been well-tolerated without dose limiting toxicity (“DLT”), as the majority of adverse events observed were cytopenias related to the preconditioning nonmyeloablative lymphodepletion chemotherapy regimen. There was no evidence of ICANS in any of the patients at the first four dose levels, and there was one case of Grade 2 CRS. The GINAKIT2 study is supported by Athenex and is being conducted by Athenex’s collaborator, the Baylor College of Medicine (“BCM”). BCM temporarily suspended patient enrollment on this study after a young heavily pretreated male patient with R/R HRNB treated at the fifth dose level of 300 million cells/m2 died within three weeks of CAR-NKT cell therapy product administration. He was found to have human metapneumovirus infection, then Grade 1 CRS that was treated with immunosuppressants, and he later developed polyclonal hyperleukocytosis complicated by multiorgan dysfunction without evidence of sepsis. This was followed by a recent FDA-imposed clinical hold on the KUR-501 Investigational New Drug ("IND") while BCM completes their investigation of the etiology and pathogenesis of this event and devises a safety risk mitigation plan to reopen the clinical trial, one that could include excluding patients with concomitant viral infections. No study patients are receiving or scheduled to receive additional treatment with KUR-501. While we intend to work with BCM to help address the FDA's questions and target to reopen the clinical trial during the year, BCM may not resume GINAKIT2 study patient enrollment unless and until the FDA lifts their clinical hold on the KUR-501 IND. There can be no assurance that BCM will be able to resume the Phase 1 clinical trial of KUR-501.

KUR-502 is an allogeneic (“off-the-shelf”) product in which NKT cells isolated from healthy donors are engineered with a CAR targeting CD19, which is widely expressed on both normal and malignant B cells. In addition to the CAR, KUR-502 is genetically engineered to downregulate surface expression of HLA class I and class II proteins, resulting in reduced recognition and elimination by the host immune system following infusion. KUR-502 is currently being evaluated in a single-center, BCM-sponsored, Phase 1 clinical trial (ANCHOR) treating adults with R/R CD19-positive malignancies, including B cell non-Hodgkin lymphoma (“NHL”), acute lymphoblastic leukemia (“ALL”), and chronic lymphocytic leukemia. An interim data update on seven evaluable patients was presented at the Tandem Meetings of the American Society of Transplantation and Cellular Therapy and the Center for International Blood & Marrow Transplant Research in April 2022. Five patients were enrolled and treated at the first two dose levels in the NHL cohort, and there were two CRs and one PR for an ORR of 60%, including responses in two patients who were previously treated with CD19-directed CAR-T cell therapy. Both CRs were durable and persisted for more than six months. Two patients were enrolled at the first dose level of the ALL cohort, and there was one CR and one progressive disease (“PD”) for an ORR of 50%. KUR-502 has been well tolerated without DLT, as the majority of adverse events observed were cytopenias related to the preconditioning nonmyeloablative lymphodepletion chemotherapy regimen. There have been three cases of Grade 1 CRS, all observed in the ALL cohort, but there have not been any cases of ICANS or GvHD attributable to CAR-NKT cells. In March 2022, the Company’s IND application to expand the ANCHOR study to a multicenter, Athenex-sponsored Phase 1 study (ANCHOR2) was allowed to proceed by the FDA, which began enrolling patients in Q4 2022.

KUR-503 is an allogeneic (“off-the-shelf”) product in which NKT cells are engineered with a CAR targeting glypican-3 (“GPC3”). GPC3 is a molecule that is highly expressed on most hepatocellular carcinomas but not on normal liver or other non-neoplastic tissue. KUR-503 is currently in preclinical development, and we are planning to submit an IND application to the FDA in 2024.

The cell therapy program also includes TCR-NKT cell therapy products, including ones targeting p53 and KRAS, which are the most commonly altered genes in epithelial cancers. These HLA class I- or class II-restricted cell therapy products are presently undergoing preclinical screening to identify those candidates with the best TCR-NKT cell isolation efficiency, transduction efficiency, and functional activity. We plan to engineer the TCRs into the NKT cell therapy platform to develop an allogeneic “off-the-shelf” approach for solid tumor treatment.

Cell Therapy Collaboration and License Agreements

Baylor College of Medicine

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

National Cancer Institute of the National Institutes of Health

In November 2021, we licensed a portfolio of TCRs that recognize “hotspot” mutations in p53, KRAS, and EGFR genes and methods of isolating T-cells that are reactive to p53-, KRAS-, and EGFR-specific mutated antigens from the National Cancer Institute (“NCI”), an institute of the National Institutes of Health (“NIH”). Under the terms of the agreement, we are granted worldwide rights to the development, manufacturing, and commercialization of allogeneic NKT cell therapy products engineered via viral and non-viral means, and autologous T cell therapy products engineered via retrovirus and lentivirus-mediated gene transfer, to express certain TCRs discovered in the laboratory of Dr. Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI. The licensed TCRs recognize unique antigens derived from “hotspot” mutations in p53, KRAS, and EGFR genes shared among multiple patients and tumor types.

Orascovery Platform

Our Orascovery platform is based on the novel P-gp pump inhibitor molecule, encequidar. Oral administration of encequidar in combination with established chemotherapy agents such as paclitaxel has been shown to improve the absorption of these agents by blocking the P-gp pump in the intestinal wall.

Oral Paclitaxel is our lead asset in our Orascovery platform. Intravenous ("IV") paclitaxel is used widely for the treatment of breast, ovarian, and lung cancers. Due to its poor solubility, paclitaxel is usually dissolved in ethanol and polyethoxylated castor oil, which is a major cause of IV hypersensitivity reactions. As a result, premedication with high dose steroids and antihistamines is required to minimize these adverse reactions. Additional common toxicities associated with IV administration of paclitaxel include neuropathy, neutropenia, and alopecia. These side effects limit dose intensification and often require reduction in dosing.

As part of our strategic pivot to a cell therapy company, we are limiting the resources we devote to the development of the Orascovery platform and focusing only on ongoing studies of Oral Paclitaxel. For Oral Paclitaxel, we are continuing to (i) support a study being conducted in combination with a checkpoint inhibitor (dostarlimab) +/- carboplatin in the neoadjuvant chemotherapy setting for breast cancer and (ii) evaluate Oral Paclitaxel in combination with pembrolizumab for the treatment of NSCLC. The following table summarizes the development status of ongoing studies of Oral Paclitaxel as of March 20, 2023:

Oral Paclitaxel in Breast Cancer

I-SPY 2 TRIAL in the Neoadjuvant Treatment of Breast Cancer

Oral Paclitaxel is being evaluated in combination with dostarlimab (a checkpoint inhibitor) +/- carboplatin in the neoadjuvant treatment of breast cancer, as part of the I-SPY 2 TRIAL (Investigation of Serial studies to Predict Your Therapeutic Response with Imaging And moLecular analysis 2). On December 20, 2022, we announced that collaborators at the Quantum Leap Healthcare Collaborative (“QLHC”) reported that Oral Paclitaxel in combination with a PD-1 inhibitor and carboplatin graduated in the triple-negative subgroup of high-risk early-stage breast cancer. Oral Paclitaxel, relative to IV paclitaxel, was associated with less neuropathy and was not associated with an increase in febrile neutropenia. The study has been completed and QLHC anticipates presenting these results at upcoming national meetings in the second quarter of 2023. We plan to discuss the I-SPY 2 TRIAL data with the FDA with respect to our metastatic breast cancer New Drug Application (“NDA”).

The I-SPY 2 TRIAL was designed to evaluate the safety and efficacy of Oral Paclitaxel with dostarlimab +/- carboplatin in stage 2/3 HER2- breast cancer patients and plus trastuzumab in HER2+ patients, followed, if needed, by doxorubicin plus cyclophasamide chemotherapy and surgical resection of breast tissue. The trial was designed to rapidly screen promising experimental treatments and identify those most effective in specific patient subgroups based on molecular characteristics (biomarker signatures). The trial is a unique collaborative effort by a consortium that includes the FDA, industry, patient advocates, philanthropic sponsors, and clinicians from 16 major U.S. cancer research centers. Under the terms of the collaboration agreement, QLHC is the trial sponsor and manages all study operations, and Athenex provides Oral Paclitaxel.

KX-ORAX-001 Trial in Metastatic Breast Cancer

The Phase 3 study of Oral Paclitaxel in metastatic breast cancer (“mBC”) (KX-ORAX-001) was a randomized, active-controlled clinical trial comparing Oral Paclitaxel monotherapy against IV paclitaxel monotherapy. The trial randomized subjects in a 2:1 ratio to Oral Paclitaxel, and was designed to compare the safety and efficacy of Oral Paclitaxel with IV paclitaxel. The primary endpoint was ORR (confirmed by scans at two consecutive timepoints) as assessed by RECIST v1.1 criteria, a generally accepted method for assessing tumor response. Blinded assessments of tumor response were made by independent radiologists. A total of 402 metastatic breast cancer patients were enrolled (Oral Paclitaxel=265 vs. IV paclitaxel=137), which represented the intent-to-treat (“ITT”) population.

In the final analysis of the primary endpoint of the study, Oral Paclitaxel (205 mg/m2 per day 3 days/week) showed a statistically significant improvement in ORR. Based on ITT analysis, Oral Paclitaxel showed a statistically significant improvement in ORR over IV paclitaxel, with 35.8% ORR, compared to 23.4% for IV paclitaxel, a difference of 12.4% (p=0.011).

Secondary endpoints in the study included progression free survival (“PFS”) and overall survival (“OS”). In December 2020, we presented updated PFS and OS data from this clinical trial at the 2020 San Antonio Breast Cancer Symposium (“SABCS”). In the ITT population, the median PFS showed a benefit for Oral Paclitaxel versus IV paclitaxel (8.4 months vs. 7.4 months, respectively; hazard ratio (“HR”) = 0.768; 95% confidence interval (“CI”): 0.584, 1.01; p = 0.046). The median OS data demonstrated a trend favoring Oral Paclitaxel versus IV paclitaxel (22.7 months vs. 16.5 months, respectively; HR = 0.794; 95% CI: 0.607, 1.037; p = 0.082).

Based on data presented at the 2019 SABCS, 31.1% of IV paclitaxel patients experienced Grade ≥ 2 neuropathy versus 7.6% of Oral Paclitaxel patients. The results also showed lower incidence of alopecia compared to IV paclitaxel, with 28.8% of the Oral Paclitaxel group experiencing alopecia versus 48.2% of the IV paclitaxel group in treatment-emergent adverse events of interest. For other treatment-emergent adverse events of interest, there was a higher incidence of neutropenia with Common Terminology Criteria for Adverse Events ("CTCAE") Grade ≥ 3 (29.9% vs. 28.1%; with Grade 4 14.8% vs 8.9%) and gastro-intestinal side effects, such as diarrhea with CTCAE Grade ≥ 3 (5.3% vs. 1.5%) and vomiting or nausea with CTCAE Grade ≥ 3 (6.8% vs. 0.7%), in the Oral Paclitaxel group as compared to the IV paclitaxel group.

Based on data presented at the 2020 SABCS: all grades of neuropathy were observed in 22% of Oral Paclitaxel patients versus 64% of IV paclitaxel patients, and Grade 3 neuropathy was observed in 2% of Oral Paclitaxel patients versus 15% of IV paclitaxel patients. Also presented were data on the effect of prophylactic treatments on the incidence and severity of gastrointestinal ("GI")-related adverse events. After approximately 30% of patients were enrolled, the Phase 3 trial protocol was amended to allow patients randomized to the Oral Paclitaxel arm to receive prophylactic pre-medications for GI side effects. Overall GI-related adverse events ("AE") were less frequent in the IV paclitaxel arm. GI-related adverse events improved in the Oral Paclitaxel arm following the amendment, as measured by lower incidences of Grade 2 vomiting before and after amendment (24% vs. 7%) and Grade 2 diarrhea before and after protocol amendment (27% vs. 16%).

In December 2021, we presented a subgroup analysis from the Phase 3 study of Oral Paclitaxel in mBC patients, at the 2021 SABCS. Analysis of safety data demonstrated that patients with elevated liver function tests were at increased risk of neutropenia related toxicities. Post hoc analysis of this subgroup of patients with hepatic impairment was conducted and showed a median survival rate of 18.9 months in patients treated with Oral Paclitaxel vs 10.1 months in those treated with IV Paclitaxel, with an HR of 0.59.

Regulatory Status of Oral Paclitaxel in Metastatic Breast Cancer

In the United States, we plan to discuss the I-SPY 2 TRIAL data with the FDA with respect to our NDA for Oral Paclitaxel for the treatment of mBC. We received a CRL from the FDA in February 2021 regarding our NDA for Oral Paclitaxel. We then held two Type A meetings with the FDA to discuss the deficiencies raised in the CRL, review a proposed design for a new clinical trial intended to address the deficiencies raised in the CRL, and discuss the potential regulatory path forward for Oral Paclitaxel in mBC in the U.S. We believe the data from the I-SPY 2 TRIAL may address some of the deficiencies raised by the FDA in the CRL, but no assurance can be given that we will be successful in pursuing this path forward with the NDA.

In the United Kingdom, we are pursuing approval of the Marketing Authorization Application for Oral Paclitaxel by the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) based on the Phase 3 study of Oral Paclitaxel in mBC (KX-ORAX-001) described above. On January 3, 2023, we announced that the Oral Paclitaxel formulation did not receive regulatory approval from the MHRA for mBC based on CMC issues. The MHRA application was not rejected based on any clinical efficacy or safety concerns expressed by the MHRA. MHRA regulations allow an applicant to request a re-examination of an opinion by an independent board which the Company plans to pursue. The Company views the identified Chemistry, Manufacturing, and Controls (“CMC") issues as addressable. The MHRA application was supplemented with safety data from the I-SPY 2 TRIAL and no major clinical efficacy or safety concerns were expressed.

Oral Paclitaxel in Lung Cancer

We are collaborating with Merck (known as MSD outside the U.S. and Canada) on the expansion phase of a Phase 1/2 clinical trial evaluating Oral Paclitaxel in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) for certain NSCLC patients. Recruitment for the expansion phase of this clinical trial is currently ongoing.

Orascovery Technology – Encequidar

Encequidar is a P-gp pump inhibitor and an oral absorption enhancer that prevents the P-gp pump-mediated efflux of chemotherapy agents back into the GI tract. The P-gp plays an important physiologic role as a transporter protein at multiple barrier sites, including the GI tract and the blood brain barrier. The demonstrated role of P-gp in limiting intestinal absorption of multiple cancer chemotherapies highlighted the potential utility of a small molecule P-gp inhibitor for enabling oral administration of P-gp substrate drugs otherwise restricted to IV dosing. Encequidar was originally identified by Hanmi as a highly selective and potent P-gp inhibitor, capable of elevating the oral bioavailability of paclitaxel from less than 5% (in the absence of encequidar) to 41% in rats. Encequidar is distinct from previously developed small molecule P-gp inhibitors because it is designed to not be systemically absorbed in the GI tract following oral administration with only small amounts detectable in the plasma even after relatively high doses. This unique property makes encequidar a good candidate for co-administration with P-gp substrate drugs, such as paclitaxel, which normally exhibit poor oral bioavailability and are therefore limited to IV routes of dosing.

In three separate pharmacokinetics studies of encequidar conducted in healthy subjects, a total of 81 individuals received single oral doses of encequidar tablets in single doses of up to 900 mg, and 30 individuals were enrolled in multiple dose cohorts with treatment groups receiving encequidar tablets ranging from 60 to 360 mg per day for five days. Encequidar was well-tolerated, with mostly mild GI side effects. No serious adverse events were reported. At the current clinical dose of 15 mg given once daily for up to five days, the maximal concentration of the drug in plasma (Cmax) in systemic circulation is low. Drug-drug interaction studies of encequidar with digoxin and dabigatran have been conducted, and the metabolism and routes of excretion in humans has been determined.

Proprietary Dual (CYP/P-gp) Inhibitor

We are developing a proprietary class of “dual” absorption enhancers that are intended to inhibit both the P-gp transporter and the cytochrome p450 3A (“CYP”) enzymes within the GI tract. These dual absorption enhancers may lead to better performing next-generation oral medicines in our pipeline of clinical products. The development of these dual absorption enhancers is at the preclinical stage. Proof of concept, providing increased oral bioavailability in preclinical species, has been obtained with several absorption enhancers and candidate drugs. Currently additional filters such as patentability/freedom to operate, physical-chemical characterization, pre-formulation studies, manufacturing analysis and preliminary toxicity testing are being applied to our first group of lead candidates to facilitate election of an IND candidate.

Orascovery License Agreements

We entered into a series of license agreements with Hanmi Pharmaceuticals Ltd. (“Hanmi”) pursuant to which we obtained an exclusive, sublicensable license for development and commercialization activities utilizing Hanmi’s patents and know-how related to the Orascovery platform worldwide except in South Korea, and a non-exclusive license to utilize the same intellectual property in manufacturing worldwide for sales inside those territories (the “Hanmi Agreements”). Under the Hanmi Agreements, we are responsible for all clinical studies and development and commercialization activities, and the related expenses, resulting from the agreements.

Under the Hanmi Agreements, we are obligated to pay Hanmi tiered royalty payments in the teens based on aggregate net sales of any products using the licensed intellectual property in the territory. These royalties will be reduced if competing generic products gain market share in the applicable country. We also granted to Hanmi a one-time right of first negotiation to purchase all of our rights in Oral Paclitaxel under the Hanmi Agreements during development and prior that, at Hanmi’s discretion, requires us to negotiate in good faith the sale of our rights under such agreement to Hanmi at a purchase price determined by an internationally-recognized investment banking firm with an office in Hong Kong at any time prior to the earlier of (1) our first commercial sale of products using such technology or (2) receipt by Hanmi of written notice from our company of the sublicense of the rights in an applicable product to a third party.

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

We have out-licensed certain of the rights we obtained under the Hanmi Agreements to third parties to develop and commercialize products from the Orascovery platform in certain territories. Under these out-licenses, we are entitled to receive payments and royalties from the licensees (a portion of which we will be obligated to pay Hanmi under the Hanmi Agreements).

Recent Strategic Actions and Transactions

In 2022, we made significant progress on our strategy to monetize non-core assets as we pivoted to focusing on our cell therapy platform.

Monetization of Klisyri (tirbanibulin)

During 2022, we received an aggregate of $87.6 million by (i) monetizing certain of our rights to Klisyri® (tirbanibulin), an ointment approved in the United States, European Union and the United Kingdom for the treatment of actinic keratosis (“AK”) that we developed and out-licensed, through the revenue interest financing described below; and (ii) receiving upfront fees and milestone payments through the other license agreements we hold relating to tirbanibulin. Tirbanibulin, formerly known as KX2-391 or KX-01, is a novel small molecule that we discovered and developed, which demonstrates at least two mechanisms of action relevant to the potential control of cancer and hyper-proliferative disorders. Tirbanibulin is a compound that, as a free base, has advantageous physical properties for topical ointment formulations. We may pursue additional strategic licensing and partnership opportunities with tirbanibulin that will create potential value for stockholders.

Revenue Interest Purchase Agreement

On June 21, 2022, the Company and ATNX SPV, LLC (the “SPV”), a subsidiary of the Company, entered into a revenue interest purchase agreement (“RIPA”) with the affiliates of Sagard Healthcare Partners (“Sagard”) and funds managed by Oaktree Capital Management, L.P. (“Oaktree” and together with Sagard, the “Purchasers”) for the sale of revenues from U.S. and European royalty and milestone interests in Klisyri® (tirbanibulin) for an aggregate purchase price of $85.0 million (the “Purchase Price”). Of the total Purchase Price, $5.0 million was placed into escrow to be paid to the Company upon the satisfaction of certain manufacture and supply milestones for Klisyri prior to December 31, 2025, $5.0 million was used to pay for transaction expenses, $52.5 million was used to pay down the Company’s Senior Credit Agreement with Oaktree, and $7.5 million in Segregated Funds was deposited and held in a segregated account of the Company (the “Segregated Funds”). The Purchasers released the $7.5 million of Segregated Funds to the Company in August 2022, and $1.5 million of the amount placed in escrow was released to the Company upon completion of an escrow release trigger milestone in September 2022. The net proceeds after deducting transaction expenses and debt repayments were available for the Company’s operations.

In connection with this transaction, the Company formed the SPV and contributed its interest in the license agreement with Almirall S.A. (“Almirall”) relating to Klisyri and certain related assets (the “Almirall License Agreement”) to the SPV. Oaktree and Sagard each own a 10% equity interest in the SPV. Pursuant to the RIPA, the SPV sold its right to the cash received in respect of certain royalties and certain milestone interests under the Almirall License Agreement to the Purchasers. The SPV retained the right to receive 50% of certain of the milestone interests under the Almirall License Agreement, equal to $155.0 million in the aggregate if those milestones are achieved, and 50% of the royalties paid under the Almirall License Agreement for sales of Klisyri once net sales of Klisyri exceed a certain dollar amount.

License Agreements Related to Tirbanibulin

We have entered into license agreements under which we licensed certain of our intellectual property related to tirbanibulin for a variety of indications in territories including the United States, European Union, Australia, New Zealand, Canada, Taiwan, Japan, South Korea, and China. In exchange, we are entitled to upfront fees, milestone payments and/or royalties, depending on the agreement. The most significant of these agreements are described below.

•
United States and European countries: In December 2017, we entered into the Almirall License Agreement pursuant to which we granted to Almirall an exclusive, sublicensable license of certain of our intellectual property for the development and commercialization of pharmaceutical preparations containing tirbanibulin to treat and prevent skin disorders and diseases in humans in the U.S. and substantially all European countries (including Russia and Turkey). The first label indication is actinic keratosis (“AK”). In the licensed territory, Almirall also holds a right of first negotiation to license any compound that we may develop in the future with the same mechanism of action as tirbanibulin and for topical administration for the treatment of skin disorders and diseases if we decide to collaborate with a third party regarding that newly developed compound. Under the RIPA, we sold some of our rights to royalty and milestone payments under the Almirall License Agreement to the Purchasers. See “– Revenue Interest Purchase Agreement” above. Almirall may terminate the agreement in its entirety or with regard to a certain territory in its sole discretion by providing six months’ notice to us. The agreement also contains customary termination rights for both parties, such as in the event of a breach of the agreement or if the other party defaults in performance of its obligations under the agreement.
•
Taiwan, Japan, and South Korea: We granted PharmaEssentia Corp. (“PharmaEssentia”) an exclusive, sublicensable license to use any pharmaceutical preparation containing tirbanibulin for use in treating (i) AK in a territory that includes Taiwan, Japan, and South Korea, (ii) psoriasis and other nonmalignant skin conditions in a territory that includes Taiwan, Japan, South Korea, China, Hong Kong, Macau, Singapore, and Malaysia, and (iii) all other dermatology indications, including skin cancer, in a territory that includes Taiwan, Japan, South Korea, Singapore, and Malaysia. We may be entitled to an additional aggregate amount of up to $13.0 million in associated with the achievement of certain development and sales milestones. We will also be eligible to receive tiered royalties ranging from the high single-digits to low double digits on net sales of each product commercialized by PharmaEssentia, which may be reduced accordingly upon the entrance of competing generic products. Prior to the expiration of the term of each agreement, PharmaEssentia may terminate the agreement in its sole discretion, by providing six months’ notice to us. Subject to certain conditions, we may also terminate the agreement if PharmaEssentia fails to comply with certain development timelines set out in each of the agreements. The agreements also contain customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party.
•
China: We granted Guangzhou Xiangxue Pharmaceutical Co., Ltd. (“Xiangxue”) an exclusive license to develop and commercialize ointment preparations of tirbanibulin ointment in China for certain indications, including AK. We may be eligible to receive $40.0 million if the defined regulatory milestones are achieved, sales milestones up to $30.0 million when certain sales targets of tirbanibulin ointment among other products are met, and tiered royalties at rates starting from the low teens. The license may be terminated in its entirety upon the mutual agreement of the parties, by Xiangxue for convenience upon requisite notice, or by either party for material breach as set forth in the license. The license also will be terminated with respect to any licensed product for Xiangxue’s failure to meet agreed upon regulatory milestones with respect to such licensed product.

Sale of Rights to Dunkirk Facility

During 2022, we received $40.0 million upon the sale of our interest in the manufacturing facility in Dunkirk, New York (the “Dunkirk Facility”) to ImmunityBio, Inc. (“ImmunityBio”). The Dunkirk Facility had been constructed in connection with our agreement with Fort Schuyler Management Corporation (“FSMC”), a not-for-profit corporation affiliated with the State of New York, for a medical technology research, development, innovation and commercialization alliance (the “Alliance Agreement”). Under the Alliance Agreement, FSMC had been responsible for the costs of construction and equipment for the facility up to an aggregate of $200.0 million, plus any additional funds available from the previous $25.0 million grant, and FSMC would retain ownership of the facility and equipment.

In a series of agreements with ImmunityBio, we sold our leasehold interest, our interest in certain leased manufacturing equipment and personal property and owned personal property and inventory at the Dunkirk Facility, and our rights in and obligations under our agreements relating to the Dunkirk Facility with the Empire State Development Corporation, FSMC and County of Chautauqua Industrial Development Agency and other parties. We did not assign any of our rights to our corporate headquarters in Buffalo, New York, in connection with the sale of the leasehold interest in the Dunkirk Facility and we retained all of our rights and obligations with respect to our corporate headquarters. We are sub-leasing the space from FSMC for a 10-year term expiring in October 2025, with an option to extend the term for an additional 10 years.

Sale of Interest in API Business

During 2022, we received an aggregate of approximately $11 million from the sale of our interests in our active pharmaceutical ingredient (“API”) manufacturing business in China, and expect to receive an additional $5.6 million in the first half of 2023. We completed the sale of our equity interests in our China subsidiaries, including Chongqing Taihao Pharmaceutical Co. Ltd. (“Taihao”) and Athenex Pharmaceuticals (Chongqing) Limited (together, the “Chongqing Companies”) to Chongqing Comfort Pharmaceutical Inc. as assignee of TiHe Capital (Beijing) Co. Ltd. (the “API Buyer”) in November 2022. The Chongqing Companies had operated a current Good Manufacturing Practices ("cGMP") high potency oncology API plant based in Chongqing, China, and completed construction of a new facility in Chongqing. The aggregate purchase price of this sale was RMB129.4 million, or approximately $18 million. At closing, we received 70% of the sale proceeds in cash (net of PRC withholding tax and stamp duty). We expect to receive the remainder of the proceeds in the first half of 2023. At closing, we entered into a supply agreement (“Supply Agreement”) with affiliates of the API Buyer (the “Supplier”). Under the Supply Agreement, we and the Supplier agreed to pricing and other supply terms for certain API (“API Products”), including those used in Klisyri® (tirbanibulin) and oral paclitaxel, to be manufactured at certain manufacturing sites by the Supplier. The Supplier also agreed to fill purchase orders from the Company before orders from other parties, if it was unable to fulfill orders for API Products. The Company also agreed to place orders for API Products, other than tirbanibulin, with the Supplier before placing orders with any other party. The pricing terms of the Supply Agreement will remain in effect for at least five years, and then may be adjusted on an annual basis upon agreement of the parties. The Supply Agreement will expire on the later of 10 years from the effective date or the expiration of the last of the Company’s license agreements for the API

Products. If the Supply Agreement is terminated prior to the end of this period, we have the right to request that the Supplier enter into a new supply agreement with us on substantially the same terms.

Exit from 503B Sterile Compounding Business of Athenex Pharma Solutions

In the fourth quarter of 2022 and during the first quarter of 2023, we received an aggregate of $0.1 million by exiting the 503B sterile compounding business of Athenex Pharma Solutions (“APS”). APS manufactured products under Section 503B of the Compounding Quality Act ("Section 503B") within the Federal Food, Drug, and Cosmetic Act ("FDCA") and supplied sterile injectable drugs to hospital pharmacies across the U.S.

Other Business

Athenex Pharmaceutical Division

Our Athenex Pharmaceutical Division ("APD") business develops and sources products through licensing agreements with various partners, whom we collectively refer to as our Global Partner network. Our team has unique commercial expertise in multisource injectable products and has developed a number of Global Partners that develop and manufacture multisource products for the U.S. market. We primarily market products to acute hospital group purchasing organizations, which supply to integrated healthcare networks, clinics, and directly to physicians. As of December 31, 2022, APD markets 39 products with 74 SKUs.

We distribute APD products primarily through pharmaceutical wholesalers and, to a lesser extent, specialty distributors that focus on particular therapeutic product categories, for use by a wide variety of end-users, including hospitals, integrated delivery networks and alternative site facilities. For the year ended December 31, 2022, the products we sold through our 3 largest wholesalers in the U.S. accounted for 63% of our total revenue.

We utilize an outside third-party logistics contractor, Eversana Life Science Services, LLC, to distribute our U.S. products. Since the inception of the launch of our specialty products, the third-party logistics provider has been handling all aspects of our product logistics efforts and related services for us, including warehousing and shipment services, order-to-cash services, contract administration services and chargeback processing. Our products are warehoused and distributed through a third-party logistics provider located in Memphis, Tennessee. Under our agreement with the third-party logistics provider, we maintain ownership of our finished products until sale to our customers. The initial term of the agreement is three years following the initial delivery date and will automatically renew for successive 12-month periods, unless either we or the other party give notice of intent to terminate at least 90 days in advance of such automatic renewal. We may also have the opportunity to terminate the agreement within 30 days of receiving notice of certain price increases by the third-party logistics provider. The agreement also contains customary termination rights for either party, such as in the event of a breach of the agreement.

We have also created a product portal, which allows APD customers to order from us online, and us to distribute directly from Eversana or our Clarence facility. This portal was created primarily due to prohibitions on wholesaling under Section 503B of the FDCA.

When necessary, APD purchases or licenses the rights to sell these generic products from the product’s patent holder. The following are examples of the licenses held by APD:

Gland Term Sheets

From August 2016 to May 2017, we entered into four binding term sheets with Gland Pharma Ltd (“Gland”) to market twenty-seven of Gland’s products. Gland has obtained FDA approval for twenty-two of such products and has filed an abbreviated new drug application (“ANDA”) in the U.S. for the remaining five products. For each of the licensed products, we will pay a license fee to Gland. Additionally, during the terms of the term sheets we have a profit-sharing arrangement pursuant to which we will pay to Gland between 0% and 60% of the net profits from sales of each of the licensed products, depending on the product. The initial term of each of the Gland term sheets is five years from the launch of each product licensed pursuant to the term sheet, subject to automatic renewal for additional two-year terms, unless terminated by either party upon at least 90 days’ notice in advance of a renewal date. To date, none of the term sheets have been terminated.

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

In November 2020, we entered into a co-marketing, manufacturing and supply agreement with Ingenus pursuant to which Ingenus will be our exclusive supplier of the Cyclophosphamide Injection and granted us a license to market and sell the product to acute care group purchasing organizations (“GPOs”) and their entire memberships as provided by the GPOs, integrated delivery networks (“IDNs”) and to hospitals within the U.S. Under the agreement, we are entitled to 25% of the net profits from our sales of the product and we are entitled to a marketing allowance. The agreement has a 3-year term, which may be extended if we mutually agree.

In January 2021, we entered into a manufacture and supply agreement with Ingenus for Arsenic Trioxide Injection pursuant to which Ingenus will be our exclusive supplier of the product and granted us a license to market and sell the product to acute care GPOs and their entire memberships as provided by the GPOs, IDNs and to hospitals within the U.S. Under the agreement, we are entitled to 45% of the net profits from our sales of the product and we are entitled to a marketing allowance. The agreement has a 5-year term, which may be extended if we mutually agree. We have subsequently expanded the products that we market for Ingenus under substantially similar terms and APD now markets 4 products for Ingenus.

Maiva Agreements

In March 2023, we entered into a supply agreement with Maiva Pharma Private Limited (“Maiva”) for the manufacture of Athenex-owned ANDA products and supply of certain of Maiva’s co-developed products. For certain of the products, we have a profit-sharing arrangement pursuant to which we will pay to Maiva between 20% and 50% of the amount by which the sales price of certain products exceeds established targets. Under this agreement, we are responsible for coordinating the FDA review of ANDAs for a majority of the products and Maiva is responsible for manufacturing, packaging, testing, and quality assurance of the products. The agreement has a seven-year term and will automatically renew for additional two-year periods unless earlier terminated by us or Maiva.

Research and Development

We have research, product formulation, clinical development and regulatory affairs capabilities primarily in the U.S. Our research and development facilities are largely concentrated in Buffalo, New York. The range of capabilities at these facilities includes medicinal chemistry, biochemistry, cell biology, formulation, chemical manufacturing and control, quality control, pharmacokinetics/ pharmacodynamics (“PK/PD”) and data management, as well as pharmacovigilance, clinical development and regulatory affairs expertise functions. Animal efficacy, PK/PD and toxicology studies are carried out at various contract research organizations, or CROs, in order to facilitate the drug research and development process. We and our partners are currently conducting clinical trials at sites in the U.S., and we may add additional clinical trial study sites outside of the U.S. in the future.

Competition

The biopharmaceutical industry and the oncology subsector are characterized by rapid evolution of technologies, fierce competition, and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our product candidates, technology platforms, and scientific expertise in the field of biotechnology and oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing oncology products. In cell therapy, we face competition from these companies and/or their products: Adicet Bio, Allogene Therapeutics, Appia Bio, Arovella Therapeutics, Atara Bio, Autolus, BrightPath Biotherapeutics, Caribou Biosciences, Cellectis, Celyad, Century Therapeutics, Crispr Therapeutics, Cytovia Therapeutics, Editas Medicine, Fate Therapeutics, GammaDelta Therapeutics, Immatics, In8bio, Kiromic, Lava Therapeutics, MiNK Therapeutics, Nkarta, ONK Therapeutics, Precision Biosciences, Poseida Therapeutics, Senti Bio, Takeda, and TC Biopharm. In the oral administration of oncology products, we and our products compete with Taxol, Abraxane, Cynviloq, Camptosar, Onivyde, Taxotere, and Hycamtin.

Many of the companies, either alone or with strategic partners, against which we are competing or against which we may compete in the future have significantly greater financial, technical and human resources, and clinical, regulatory, commercialization and manufacturing capabilities than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies, acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our products’ entry. We believe the factors determining the success of our programs will be the efficacy, safety and convenience of our product candidates.

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

Granted patents and pending patent applications related to our platforms and product candidates cover such aspects as composition-of-matter claims to our lead product candidates and their analogs, claims to pharmaceutical compositions comprising such candidates, and claims to methods of making and method of treatment using such candidates. As of January 20, 2023, we owned approximately 200 granted patents and over 70 pending patent applications, including five allowed patent applications worldwide, that relate to the platform technology from which tirbanibulin was developed. Not accounting for any patent term adjustment, patent term extension or terminal disclaimer, and, assuming that all annuity and/or maintenance fees are paid, the patents and, if granted, patent applications, will expire from 2025 to 2040.

In addition, we have in-licensed various patent, pending patent applications, and technologies. Pursuant to our collaboration with the Center for Cell and Gene Therapy at BCM, which began in October 2021, we maintain a robust portfolio related to our CAR-NKT cell therapy. We also licensed a portfolio of TCRs that recognize “hotspot” mutations in p53, KRAS, and EGFR genes and methods of isolating T-cells that are reactive to p53 and KRAS specific mutated antigens from the NCI. We continue to maintain licenses for patents related to TCR T-cell therapy and the Orascovery platform, and their use as anti-cancer and anti-viral therapies.

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

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, approval, quality control, labeling, packaging, promotion, storage, advertising, distribution, post-approval monitoring, marketing and export and import of products such as those we are developing. In order to be lawfully marketed in the U.S., our therapeutic product candidates must comply with either Section 503B (outsourcing facility) or Section 505 (new drug approval) or Section 351 of the Public Health Service Act of 1944, as amended (“PHSA”) (new biological product approval) of the FDCA as applicable. They will be subject to similar premarket requirements in other countries. The process of obtaining regulatory approvals and ensuring compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the U.S., the FDA regulates drugs and biologics under the FDCA and its implementing regulations, with the exception that biologics are approved for marketing under provisions of the PHSA, via a Biologics License Application (“BLA”). Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•
refusal to approve pending applications;
•
withdrawal of an approval;
•
imposition of a clinical hold;
•
warning or untitled letters;
•
seizures or administrative detention of product;
•
total or partial suspension of production or distribution; or
•
injunctions, fines, restitution, disgorgement, refusal of government contracts, or civil or criminal penalties.

NDA and BLA approval processes

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
submission to the FDA of an NDA or BLA;
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
•
potential FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA; and
•
FDA review and approval of the NDA or BLA.

Once a therapeutic candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Such studies must generally be conducted in accordance with the FDA’s GLPs. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND application. Some nonclinical testing may continue even after the IND application is submitted. In addition to including the results of the nonclinical studies, the IND application will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND application automatically becomes effective thirty days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND application. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

The manufacture of investigational drugs and biologics for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and API imported into the U.S. are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational products outside of the U.S. may be subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

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

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational product candidate.

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

During the development of a new product candidate, sponsors are given opportunities to interact with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before an NDA or BLA application is submitted. Interactions at other times may be requested. These interactions may take the form of meetings, usually by teleconference, or by formal written exchange. These interactions can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the interaction at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trials that they believe will support the approval of the new therapeutic. A sponsor may request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began.

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

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. An NDA or BLA must also contain data to assess the safety and effectiveness of the product for the claimed indication in all relevant pediatric populations. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each prescription drug, including biologics. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation or where the applicant is a small business submitting its first human therapeutic application for review. Product candidates that are designated as orphan drugs are also not subject to user fees unless the application contains an indication other than an orphan indication.

Within sixty days following submission of an NDA or BLA, FDA reviews the application to determine if it is substantially complete before the agency files it. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth substantive review of the NDA or BLA. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. FDA seeks to review applications for standard review products that are not new molecular entities, or NMEs, within ten months of the date the NDA or BLA is submitted, while FDA seeks to review applications for standard review NMEs within ten months of the date FDA files the NDA or BLA. FDA seeks to review applications for priority review products that are not NMEs within six months of the date the NDA or BLA is submitted, while FDA seeks to review applications for priority review NMEs within six months of the date FDA files the NDA or BLA. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, plan is necessary to assure the safe use of the product. If the FDA concludes that a REMS plan is needed, the sponsor of the NDA or BLA must submit a proposed REMS plan prior to approval. The FDA has authority to require a REMS plan when necessary to ensure that the benefits of a drug outweigh the risks. In determining whether a REMS plan is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. A REMS plan may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the risks, limitations on who may prescribe or dispense the drug or other measures that the FDA deems necessary to assure the safe use of the drug or biologic. In addition, the REMS plan must include a timetable to assess the strategy at eighteen months, three years and seven years after the strategy’s approval.

The FDA may also require a REMS plan for a product that is already on the market if it determines, based on new safety information, that a REMS plan is necessary to ensure that the product’s benefits outweigh its risks.

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are compliant with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that an NDA or BLA does not satisfy its regulatory criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than the applicant. If the agency decides not to approve the NDA or BLA in its then present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the NDA identified by the FDA, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant must either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, withdraw the application, or appeal the decision.

Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as “Phase 4” clinical trials, designed to further assess a product's safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, accelerated approval and breakthrough therapy designation, which are intended to expedite or simplify the process for reviewing therapeutic candidates, or provide for the approval of a product candidate on the basis of a surrogate endpoint. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or that the time period for FDA review or approval will be lengthened. Generally, therapeutic candidates that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of therapeutic candidates to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give therapeutic candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months of the date that FDA files the NDA or BLA as compared to a standard review time of ten months of the date that FDA files the NDA or BLA.

Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent communications with a sponsor of a Fast Track designated product candidate and expedite review of the application for a product candidate designated for priority review. Under the Fast Track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a fast track product concurrent with, or after, the filing of the IND for the product candidate. FDA must determine if the candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. The Fast Track program and FDA’s accelerated approval regulations, which are described in Subpart H of 21 CFR Part 314, provide for an earlier approval for a new product candidate that is (1) intended to treat a serious or life-threatening disease or condition; (2) generally provides a meaningful advantage over available therapies and (3) demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, and is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA will require that a sponsor of a product candidate receiving accelerated approval diligently perform post-marketing studies to verify and describe the predicted effect on IMM or other clinical endpoint. The product may be subject to accelerated withdrawal procedures under certain circumstances. The Food and Drug Omnibus Reform Act of 2022 (“FDORA”) was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of fourteen years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND application and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that this review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if available, we intend to apply for restorations of patent term for some of our currently owned patents beyond their current expiration dates, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA; however, there can be no assurance that any such extension will be granted to us.

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

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act (BPCA), certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a Written Request, relating to the use of the active moiety of the product candidate in children. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly responds to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied. If the FDA determines that the studies fairly respond to the FDA’s request and the studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity covering the product are extended by six months and, in the case of drug products approved via NDA, patent protection is also extended. In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most therapeutic candidates, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The FDA may grant a waiver or a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product candidate is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to post the PREA Non-Compliance letter and sponsor’s response.

Additional Controls for Biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend biologics licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases within the United States.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the lot manufacturing history and the results of all of the manufacturer's tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before allowing the manufacturer to release the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of a BLA, biologics manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval in a supplemental NDA, or sNDA, or supplemental BLA, or sBLA. An sNDA must contain all of the information necessary to support the change. In the case of a new indication, that information usually consists of at least one clinical trial, and often more. Like an NDA or BLA, FDA determines whether the sNDA or sBLA is sufficiently complete to permit review before it files the sNDA or sBLA. FDA then reviews the sNDA or sBLA. Like an NDA or BLA, FDA can either approve the sNDA or sBLA or issue a complete response letter outlining the deficiencies in the sNDA or sBLA. In addition, the FDA may under some circumstances require testing and surveillance programs to monitor the effect of approved therapeutic products that have been commercialized, and the FDA under some circumstances has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Any therapeutic products manufactured or distributed pursuant to FDA approvals for prescription drugs are subject to continuing regulation by the FDA, including, among other things:

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed under certain limited circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. The government recently released a regulation and policy to expand and enhance the requirements related to registering and reporting the results of which may result in greater enforcement of these requirements in the future.

Regulation of Outsourcing Facilities

Pharmaceutical drug compounding is a practice in which a licensed pharmacist, a licensed physician, or in the case of an outsourcing facility, a person under the direct supervision of a licensed pharmacist, combines, mixes, or alters ingredients of a drug to create a medication. We have historically been engaged in the compounding of sterile drugs as an outsourcing facility registered with FDA under FDCA Section 503B. Title I of the Drug Quality and Security Act, the Compounding Quality Act, or CQA, allows a facility that compounds sterile drugs to register with FDA as an outsourcing facility. Once registered (which includes payment of an annual fee, among other requirements), an outsourcing facility must meet certain conditions in order to be statutorily exempt from the FDCA’s new drug approval requirements, the requirement to label products with adequate directions for use, and certain product tracing and serialization requirements. Under the CQA, a drug must be lawfully compounded in compliance with the provisions set forth in Section 503B including FDA’s cGMP regulations and related cGMP guidance for outsourcing facilities in order to remain eligible for the statutory exemptions. The outsourcing facility must also bi-annually report specific information about the products that it compounds, including a list of all of the products it compounded during the previous six months pursuant to Section 503B(b)(2). The source of any bulk substance active ingredient used in compounding must be a Section 510-registered manufacturer, and the substances must be accompanied by a Certificate of Analysis. If the outsourcing facility compounds using bulk drug substances, the bulk drug substances must either appear on FDA’s “interim” Category 1 list of bulk substances that may be used in compounding under Section 503B, which are bulk drug substances for which FDA has determined there is a clinical need for use in compounding. Drugs may also be compounded if an FDA-approved drug product appears on FDA’s published drug shortage list.

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

Government Programs

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. The Centers for Medicare & Medicaid Services (“CMS”) administers the Medicaid drug rebate agreements, which provide, among other things, that the manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For innovator products, that is, drugs that are marketed under approved NDAs or BLAs, the basic rebate amount is the greater of 23.1% of the average manufacturer price (“AMP”) for the quarter or the difference between such AMP and the best price for that same quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. The best price is essentially the lowest price available to non-governmental entities. Innovator products are also subject to an additional rebate that is based on the amount, if any, by which the product’s current AMP has increased over the baseline AMP, which is the AMP for the first full quarter after launch, adjusted for inflation. For non-innovator products, generally generic drugs marketed under approved ANDAs, the basic rebate amount is 13% of the AMP for the quarter. Non-innovator products are also subject to an additional rebate. The additional rebate is similar to that discussed above for innovator products, except that the baseline AMP quarter is the fifth full quarter after launch (for non-innovator multiple source drugs launched on April 1, 2013 or later) or the third quarter of 2014 (for those launched before April 1, 2013). To date, the rebate amount for a drug has been capped at 100% of the AMP; however, effective January 1, 2024, this cap will be eliminated, which means that a manufacturer could pay a rebate amount on a unit of the product that is greater than the average price the manufacturer receives for the product.

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

A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s products under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain federally funded clinics and safety net hospitals no more than an established discounted price for its covered outpatient drugs, including biologics. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers are required to report pricing information to the Health Resources and Services Administration (“HRSA”) on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.

Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of products that are separately reimbursable under Medicare Part B. These are generally drugs or biologics, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The pricing information submitted by manufacturers is the basis for reimbursement to physicians and suppliers for drugs covered under Medicare Part B. As with the Medicaid drug rebate program, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D enrollees once had a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare did not cover their prescription drug costs, known as the coverage gap. However, beginning in by 2019, Medicare Part D beneficiaries paid 25% of brand drug costs after they reached the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap from the enrollee’s point of view. Most of the cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of a drug approved under an NDA or BLA is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare Part D enrollees in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D. Beginning in 2025, the Inflation Reduction Act of 2022 (“IRA”) eliminates the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. Although these discounts represent a lower percentage of enrollees’ costs than the current discounts required below the out-of-pocket maximum (that is, in the coverage gap phase of Part D coverage), the new manufacturer contribution required above the out-of-pocket maximum could be considerable for very high-cost patients and the total contributions by manufacturers to a Part D enrollee’s drug expenses may exceed those currently provided.

The IRA will also allow the U.S. Department of Health and Human Services (“HHS”) to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2023, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation.

Federal Contracting/Pricing Requirements

Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs and BLAs, available to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the Department of Veterans Affairs, the Department of Defense (“DoD”), the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for federal funding to be available for reimbursement or purchase of the manufacturer’s drugs under certain federal programs. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price (“FCP”), which is at least 24% below the Non-Federal Average Manufacturer Price (“Non-FAMP”) for the prior year. The Non-FAMP is the average price for covered drugs sold to wholesalers or other middlemen, net of any price reductions.

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

Tricare Retail Pharmacy Network Program

The DoD provides pharmacy benefits to current and retired military service members and their families through the Tricare healthcare program. When a Tricare beneficiary obtains a prescription drug through a retail pharmacy, the DoD reimburses the pharmacy at the retail price for the drug rather than procuring it from the manufacturer at the discounted FCP discussed above. In order for the DoD to realize discounted prices for covered drugs (generally drugs approved under NDAs or BLAs), federal law requires manufacturers to pay refunds on utilization of their covered drugs sold to Tricare beneficiaries through retail pharmacies in DoD’s Tricare network. These refunds are generally the difference between the Non-FAMP and the FCP and are due on a quarterly basis. Absent an agreement from the manufacturer to provide such refunds, DoD will designate the manufacturer’s products as Tier 3 (non-formulary) and require that beneficiaries obtain prior authorization in order for the products to be dispensed at a Tricare retail network pharmacy. However, refunds are due whether or not the manufacturer has entered into such an agreement.

Branded Pharmaceutical Fee

A branded pharmaceutical fee is imposed on manufacturers and importers of branded prescription drugs, generally drugs approved under NDAs or BLAs. The fee is $2.8 billion in 2019 and subsequent years. This annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to or utilization by certain U.S. government programs during the preceding calendar year. The fee is not deductible for U.S. federal income tax purposes. Utilization of generic drugs, generally drugs approved under ANDAs, is not included in a manufacturer’s sales used to calculate its portion of the fee.

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

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of products regulated by the FDA or other government agencies. In addition to new legislation, FDA and healthcare fraud and abuse and coverage and reimbursement regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. Most recently, the IRA made significant changes to reimbursement under Medicare Part B and Part D, among other things. Additional reforms could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Rest of the World Regulation

For countries outside of the U.S., the requirements governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country. In all cases the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles having their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Human Capital

As of December 31, 2022, we had 269 full-time employees and 11 part-time employees. Of these, 85 are engaged in full-time research and development and laboratory operations, 101 are engaged in manufacturing activities and 94 are engaged in full-time selling, general and administrative functions. Following the exit from the 503B sterile compounding business of APS, we expect to have 175 full-time employees and 8 part-time employees.

As of December 31, 2022, approximately 93% of our personnel were located in the U.S. and approximately 7% were located in Asia, Latin America and Europe. We have also engaged and may continue to engage independent consultants and contractors to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any employment related work stoppages, and we consider our relations with our employees to be good.

Supporting our people is a fundamental value for Athenex. We believe the Company’s success depends on its ability to attract, develop and retain key personnel. We monitor our compensation and total reward programs closely and provide a competitive mix of compensation and benefits for all employees. This includes competitive salaries, bonus opportunities and long-term incentives in the form of stock options and other equity awards for the majority of our employees. Benefits include opportunities for 401(k) matches, insurance covering health, dental and life, and HSA contributions.

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

Segment, Corporate and Financial Information

We manage our operations and allocate resources in line with our two distinct reportable segments: (1) our Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs and (2) our Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs. We previously operated a third distinct reportable segment, our Global Supply Chain Platform, dedicated to providing a stable and efficient supply of active pharmaceutical ingredients (“API”) for our clinical and commercial efforts. The components within this reportable segment were sold or otherwise discontinued during 2022.

Athenex has operations with offices and facilities in Buffalo and Clarence, New York; Cranford, New Jersey; Houston, Texas; Chicago, Illinois; Hong Kong; Guatemala City, Guatemala and Buenos Aires, Argentina. Under the Alliance Agreement with FSMC, we are obligated to spend $100.0 million in the Buffalo area over the initial 10-year term of the lease and an additional $100.0 million during the second 10-year term if we elect to extend the lease. We also committed to hiring 250 permanent employees in the Buffalo area within the first 5 years of completion of the project. As of December 31, 2022, we had hired 36 permanent employees in the Buffalo area. In the event we are unable to hire enough employees in the Buffalo area or meet our other obligations under this agreement, FSMC may terminate the agreement and we may have to renegotiate our lease or relocate our North American headquarters.

Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2022 and 2021 and our total assets as of December 31, 2022 and 2021, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

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

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available on the SEC’s website at www.sec.gov. You may also access our press releases, financial information and reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those Forms) on our website under the “Investor Relations” tab. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront costs and expenses and significant risk that a drug candidate will fail to gain regulatory approval or become commercially viable. Since our formation, we have relied on a combination of public and private securities offerings, public-private partnerships, the issuance of convertible notes and public grants to fund our operations. We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials, and only one of the product candidates we developed has been commercialized to date. We have not generated substantial revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we incurred losses in the last two fiscal years. For the years ended December 31, 2022 and 2021, we reported net losses of $104.4 million and $202.0 million, respectively, and had an accumulated deficit of $1,016.8 million as of December 31, 2022. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative expenses associated with our operations.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we pivot to focus on the cell therapy platform and continue our development of, and seek regulatory approvals for, our product candidates. Because none of the potential product candidates in the cell therapy platform were as advanced in the review process as Oral Paclitaxel in the Orascovery platform before we received the CRL, we expect to continue to incur losses for longer than initially anticipated. Typically, it takes many years to develop a new drug before it is available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, our ability to generate revenue and the timing and amount of milestones, payments due pursuant to our financing arrangements, and other required payments to third parties in connection with our potential future arrangements with third parties. If any of our drug candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business or force us to seek bankruptcy protection.

Our strategic pivot to focus on our cell therapy platform and our disposal of non-core assets may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could make it more difficult to retain qualified personnel and may significantly disrupt our operations, each of which could have a material adverse effect on our business.

In 2022, we began a strategic pivot to become a cell therapy company and monetized non-core assets to raise capital to support the development of our cell therapy platform. We sold (i) certain of our rights to payments under the Almirall License Agreement for Klisyri, (ii) our rights to the Dunkirk Facility, and (iii) our interest in our API manufacturing business in China. We also exited the APS 503B sterile compounding business. The process of monetizing these assets has been disruptive to our daily operating activities and resulted in a shift in focus of our business. To the extent we are able to monetize other non-core assets, the attention of our management team may be diverted and our operating activities may be further disrupted.

There can be no assurance that our divestiture of these assets will be successful, or that the sale of any additional non-core assets will raise sufficient funds for us to continue our business. We may not realize in full the anticipated benefits, savings and improvements in our strategic pivot efforts due to unforeseen difficulties, delays, disruptions or unexpected costs. The costs of disposing of the assets may exceed the cost savings we generate. Any cost-saving measures we implement, including further workforce reductions, may distract remaining employees from our business, cause unplanned employee attrition, reduce employee morale and productivity, disrupt our disclosure controls and procedures and internal control over financial reporting, yield other unanticipated consequences and damage our reputation.

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

Our financial results are subject to volatility related to our revenue and expenses, and we have not yet been and may never become profitable.

Our financial results are subject to volatility based on a number of factors, including the timing of milestone licensing fees that we receive or are required to pay, the amount and timing of our debt repayment obligations, the change in product types sold by APD and whether those products are in high demand, our ability to predict the products in high demand in the market, competition in the market for generic drugs. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of, and obtain the necessary regulatory approvals for, our proprietary drug candidates, which may not occur for many years. Our revenue and gross margins are also subject to fluctuation due to changes in APD product mix and the expenses we incur to continue our research and development and commercialization efforts.

We expect to continue to incur substantial losses through the projected development of our drug candidates. None of our current proprietary drug candidates have been approved for marketing in the U.S. or any other jurisdiction, and they may never receive such approval. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our proprietary drug candidates, obtain necessary regulatory approvals, and have our proprietary drugs manufactured and successfully marketed.

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
•
develop a sustainable and scalable manufacturing processes, including establishing and maintaining commercially viable supply relationships with third parties;
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
•
successfully commercialize our U.S. specialty pharmaceutical products; and
•
attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses, or if we will be able to achieve profitability. Our expenses could increase beyond expectations if we are required by the FDA or regulatory authorities in other jurisdictions to perform studies in addition to those that we currently anticipate. For example, we will incur additional expenses to re-engage with the FDA by discussing the data from the I-SPY2 TRIAL with respect to our mBC NDA, but we cannot assure you that those discussions will be more successful than the NDA for which we received the CRL.

If we fail to become profitable, we may be unable to continue our operations at planned levels and be forced to further reduce our operations or cease operations. Failure to become profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. A decline in the value of our company could cause you to lose all or part of your investment.

We will need to obtain additional financing to fund our operations, and if we are unable to obtain such financing, we may be unable to complete the development and commercialization of our drug candidates or continue to operate our business.

To date, we have financed our operations with the proceeds from debt financings, public and private securities offerings, public-private partnerships, the issuance of convertible notes and public grants, If we are unable to monetize assets or raise additional capital, we believe that the existing cash and cash equivalents, restricted cash, and short-term investments will fund operations into the second quarter of 2023 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. Our drug candidates require substantial investment for clinical studies and regulatory review before they can provide us with any product sales revenue, if any. Our operations have consumed substantial amounts of cash since inception. The net cash used for our operating activities from continuing operations was $64.3 million, and $129.8 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to spend substantial amounts on advancing the clinical development of our proprietary drug candidates. Moreover, our research and development expenses and other contractual commitments are substantial and may increase in the future.

If we are unable to raise additional capital, we would not have sufficient cash on hand or available liquidity that can be utilized to repay our outstanding debt if Oaktree Fund Administration, LLC as an administrative agent, and the lenders party thereto (collectively, "Oaktree") declares the amounts due under the senior secured loan agreement and related security agreements, as amended, (the “Senior Credit Agreement”) immediately due and payable. We do not have access to additional capital under the Senior Credit Agreement. We could spend our available financial resources much faster than expected and may need to raise additional funds sooner than anticipated. If we are unable to monetize assets or raise capital when needed or on attractive terms, we will be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Our inability to obtain additional funding when needed could seriously harm our business or make it impossible for us to continue to operate our business, and may cause us to seek bankruptcy protection.

We may not be able to repay, refinance, or restructure our substantial indebtedness owed to our senior secured lender, which would have a material adverse effect on our financial condition and may cause us to seek bankruptcy protection.

We anticipate that we will need to raise a significant amount of debt or equity capital in the future in order to repay our outstanding debt obligations owed under the Senior Credit Agreement and to continue to fund our operations. We are required to make quarterly amortizing payments until the maturity date of June 19, 2026, when then the remaining balance of the principal plus accrued and unpaid interest will be due. If we are unable to raise sufficient capital to repay these obligations and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. On March 7 and March 13, 2023, we received notices of certain alleged defaults and reservations of rights from Oaktree related to the Senior Credit Agreement. The alleged defaults relate to (i) the Company exceeding the $10.0 million threshold for incurring additional indebtedness by having accounts payable owed to counterparties overdue by more than 90 days, (ii) the Company’s obligation to provide notice to Oaktree related to the foregoing, and (iii) the Company’s obligation to provide notice to Oaktree regarding the recent reverse stock split. Upon the occurrence of an Event of Default, Oaktree has the right to accelerate all amounts outstanding under the Senior Credit Agreement, in addition to other remedies available to it as a secured creditor of ours. If Oaktree accelerates the maturity of the indebtedness under the Senior Credit Agreement, we do not have sufficient capital available to pay the amounts due on a timely basis, if at all, and there is no guarantee that we would be able to repay, refinance or restructure the payments due under the Senior Credit Agreement. In addition, an Event of Default under the Senior Credit Agreement may trigger cross-default under our other agreements, , which could increase our obligations or reduce our rights under those agreements of the Company. The Company responded to Oaktree, including grounds upon which the Company disputes each of the alleged defaults. The Company has not reached a mutual agreement with Oaktree on this matter.

We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. If we are unable to monetize assets or raise additional capital, we may breach additional financial covenants under the Senior Credit Agreement. The outstanding principal balance under the Senior Credit Agreement was $44.7 million as of December 31, 2022. If we are unable to monetize assets or raise additional capital, we would not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt if

Oaktree accelerated the maturity of all amounts outstanding under the Senior Credit Agreement. Oaktree has the right to exercise its rights and remedies to collect, which includes foreclosing on our assets if we are unable to pay the amounts due. Accordingly, a default leading to Oaktree accelerating the maturity of the indebtedness under the Senior Credit Agreement would have a material adverse effect on our business and, if Oaktree exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

Covenants in the agreements governing our existing debt agreements restrict the manner in which we conduct our business.

The Senior Credit Agreement contains various covenants that limit, subject to certain exemptions, our ability and/or our certain of our subsidiaries’ ability to, among other things, incur additional indebtedness or liens; make investments; consummate business combinations such as mergers and dispositions; prepay other indebtedness; apply the funds raised by monetizing non-core assets to our operations without restrictions; and to declare dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. For example, when we have been able to monetize our non-core assets, we have been required to make mandatory prepayments of principal, accrued and unpaid interest, and certain fees to Oaktree in addition to the quarterly amortization payments due under the terms of the Senior Credit Agreement. In addition, we received a notice of default and reservation of rights from Oaktree related to incurring additional indebtedness by having accounts payable owed to counterparties and overdue by more than 90 days in excess of the threshold in the Senior Credit Agreement. Oaktree has the right to accelerate all amounts outstanding under the Senior Credit Agreement, in addition to other remedies available to it as a secured creditor of ours.

The Senior Credit Agreement contains certain financial covenants, including, among other things, maintenance of minimum liquidity and a minimum revenue test, measured quarterly until the last day of the second consecutive fiscal quarter where the consolidated leverage ratio does not exceed 4.5 to 1, provided that thereafter we cannot allow our consolidated leverage ratio to exceed 4.5 to 1, measured quarterly. The Senior Credit Agreement requires that we maintain a minimum liquidity amount in cash or permitted cash equivalent investments of $10.0 million. Our obligations under the Senior Credit Agreement are guaranteed by certain of our existing domestic subsidiaries and subsequently acquired or organized subsidiaries subject to certain exceptions. Our obligations under the Senior Credit Agreement and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a pledge of all of the equity interests of our direct subsidiaries, and (ii) a perfected security interest in all of our tangible and intangible assets.

The restrictions contained in our Senior Credit Agreement governing our debt could adversely affect our ability to:

•
finance our operations;
•
make needed capital expenditures;
•
dispose of certain of our assets without consent of the lender;
•
make strategic acquisitions or investments or enter into alliances;
•
withstand a future downturn in our business or the economy in general;
•
engage in business activities, including future opportunities, that may be in our interest; and
•
plan for or react to market conditions or otherwise execute our business strategies.

A breach of any of these covenants, subject to certain cure rights of the Company, could result in an additional default under the agreements governing our debt. Further, additional indebtedness that we incur in the future may subject us to further covenants. If a default under any such debt agreement is not cured or waived, the default could result in the acceleration of debt, which could require us to repay debt prior to the date it is otherwise due and that could adversely affect our financial condition. If Oaktree accelerates the maturity of indebtedness under the Senior Credit Agreement, the lenders may seek repayment through our subsidiary guarantors or by executing on the security interest granted pursuant to the Senior Credit Agreement and related security agreements. If we are unable to monetize assets or raise additional capital, we may breach additional financial covenants under the Senior Credit Agreement. The outstanding principal balance under the Senior Credit Agreement was $44.7 million as of December 31, 2022. If we are unable to monetize assets or raise additional capital, we would not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt in the event Oaktree accelerates its maturity. Accordingly, if Oaktree exercises its rights and remedies by accelerating the maturity of the indebtedness under the Senior Credit Agreement, it would have a material adverse effect on our business and we would likely be forced to seek bankruptcy protection.

Our ability to comply with the covenants, restrictions and specified financial ratios contained in the Senior Credit Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, and other corporate opportunities that we believe would be beneficial to us.

An impairment of long-lived assets could have a material adverse effect on our results of operations.

We review the recoverability of our long-lived assets at least annually or more frequently when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Changes in market conditions, including further increases in interest rates, exchange rate fluctuations, or other changes in the future outlook of value may lead to an impairment of our long-lived assets in the future. The sale of assets, exit of a business, or change in our business strategy may lead to additional impairment charges. Any significant impairment could have a material adverse effect on our results of operations. We cannot accurately predict the amount and timing of any future impairment of assets, and we may be required to take additional charges relating to certain of our reporting units. Any such charges would have an adverse effect on our financial results.

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

As disclosed in Part I, Item 3, “Legal Proceedings,” following our receipt of the CRL in February 2021 and the subsequent decline of the market price of our common stock, two purported class action lawsuits were filed against the Company and certain members of its management team, along with a related shareholder derivative lawsuit. In addition, we are subject to a breach of contract claim brought by Exyte U.S., Inc. against us and ImmunityBio, Inc., in connection with the design and build of the Dunkirk Facility by Exyte for the Company. If we settle these claims or the litigation is not resolved in our favor, we may suffer reputational damage and incur legal costs, settlements or judgments that exceed the amounts covered by our existing insurance policies. We can provide no assurances that our insurer will insure the legal costs, settlements or judgements we incur in excess of our deductible. If we are not successful in defending ourselves from these claims, or if our insurer does not insure us against legal costs we incur in excess of our deductible, the result may materially adversely affect our business, results of operations and financial condition. Defending against these and any future lawsuits and legal proceedings, regardless of their merit, may involve significant expense, be disruptive to our business operations and divert our management's attention and resources. Negative publicity surrounding these legal proceedings may also harm our reputation, our stock price, and adversely impact our business and financial condition.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

We may seek additional funding through a combination of equity offerings, debt financings, collaborations, licensing arrangements, and selling our non-core assets. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, issuance of additional equity securities, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements or sell non-core assets in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to technologies or proprietary drug candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

Risks Related to Clinical Development of Our Proprietary Drug Candidates

Our clinical candidates are still in the development stage and have not yet received regulatory approval, which may make it difficult to evaluate our current business and predict our future performance.

Our operations to date have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting preclinical studies and clinical trials of our drug candidates. Other than Klisyri, which is being commercialized primarily by out-license partners, we have not obtained regulatory approval for our drug candidates. We do not have and, in the near term, do not expect to develop sales and marketing activities necessary for successful commercialization of the drug candidates we intend to commercialize. Consequently, any predictions you make about our future success or viability may not be accurate. Because we are changing our focus from our Orascovery platform to our cell therapy platform, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges.

We are focused on the discovery and development of innovative drugs for the treatment of cancers. The fact that we have not yet, among other things, demonstrated our ability to initiate or complete large-scale clinical trials, particularly in light of the rapidly evolving cancer treatment field, may make it difficult to evaluate our current business and predict our future performance. These constraints make any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields as we seek to transition to a cell therapy company. If we do not address these risks and difficulties successfully, our business will suffer. We depend substantially on the success of our proprietary drug candidates, which are in pre-clinical and clinical development.

Our business and the ability to generate revenue related to product sales from our proprietary drug candidates will depend on the successful development, regulatory approval and commercialization for the treatment of patients with our drug candidates, which are still in development, and other drugs we may develop. Clinical development is a lengthy and expensive process with an uncertain outcome. We have invested a significant portion of our efforts and financial resources in the development of our existing drug candidates and drug candidates for which we have suspended development. Our investment in our drug candidates may not be successful. The success of our proprietary drug candidates will depend on several factors, including:

•
successful enrollment in, and completion of, clinical studies;
•
receipt of regulatory approvals from the FDA and other regulatory authorities for our drug candidates;
•
establishing commercial manufacturing capabilities;
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

Historically, we have focused our drug discovery efforts on developing our cancer platform, particularly our Orascovery product candidates. Following our receipt of the CRL for Oral Paclitaxel, we paused pursuing regulatory approval for Oral Paclitaxel monotherapy for the treatment of mBC in the U.S. and paused development on our other Orascovery product candidates. While we now plan to discuss the I-SPY 2 TRIAL data with the FDA with respect to our mBC NDA for Oral Paclitaxel, we have redeployed our resources to developing our cell therapy platform. If our platform fails to identify potential drug candidates, our business could be materially harmed. Additionally, our management, at the direction of our board of directors, has discretion in prioritizing which product candidates to develop.

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

Accordingly, there can be no assurance that we will be able to identify therapeutic opportunities for our drug candidates or to develop suitable potential drug candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential drug candidates or other potential programs that ultimately prove to be unsuccessful.

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
•
clinicians’ and patients’ perceptions as to the potential advantages and side effects of the drug candidate being studied in relation to other available therapies;
•
our ability to obtain and maintain patient consents;
•
the failure of patients to complete a clinical trial; and
•
the availability of approved therapies that are similar in mechanism to our drug candidates.

In addition, our clinical trials will compete with other clinical trials for drug candidates that are in the same therapeutic areas as our drug candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which would reduce the number of patients who are available for our clinical trials at such clinical trial sites.

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

Our drug candidates, particularly those developed through our cell therapy platform, represent a departure from more commonly used methods for cancer treatment, and therefore represent a novel approach that carries inherent development risks. Although there is some previous clinical experience with nonengineered NKT cells, given that this is a novel approach, it is possible that we may encounter unexpected clinical trial results, which may delay our development programs. For example, the FDA imposed a clinical hold on the KUR-501 IND after a heavily pretreated young male patient died during the trial. While we intend to work with BCM to help address the FDA's questions and target to reopen the clinical trial during the year, BCM may not resume GINAKIT2 study patient enrollment unless and until the FDA lifts their clinical hold of the KUR-501 IND. If the FDA lifts the clinical hold, the clinical trial may only resume under the terms authorized by the FDA. There can be no assurance that BCM will be able to resume the Phase 1 clinical trial of KUR-501. In addition, our Orascovery platform intends to facilitate the delivery of chemotherapy agents orally, as opposed to IV. Because of this, unexpected safety and tolerability concerns may arise during the development process. The need to further develop or modify in any way the protocols related to our drug candidates to demonstrate safety or efficacy may delay the clinical program, regulatory approval or commercialization, if approved.

In addition, potential patients and their doctors may be inclined to use conventional standard-of-care treatments rather than enroll patients in a clinical trial or to use our product candidates commercially, if approved. This may have a material impact on our ability to generate revenues from our drug candidates. Further, given the novelty of the administration of our drug candidates, hospitals and physicians may prefer traditional treatment methods, may be reluctant to adopt the use of our products or may require a substantial amount of education and training, any of which could delay or prevent acceptance of our products by physicians and patients and materially hinder successful commercialization of our drug candidates.

Our products and product candidates may cause undesirable, or an increase in the frequency of, side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities, as indicated by the FDA in its CRL with respect to our NDA for Oral Paclitaxel, that indicated a need for an additional study to examine safety and dosing. In addition, the FDA imposed a clinical hold on the Phase 1 clinical trial of KUR-501 after a heavily pretreated young male patient died during the trial. Unless and until the FDA authorizes resumption of the clinical trial, BCM cannot continue the trial. If the FDA authorizes the trial to reopen, the clinical trial may only continue under the terms authorized by the FDA. While we intend to work with BCM to help address the FDA's questions and target to reopen the clinical trial during the year, BCM may not resume GINAKIT2 study patient enrollment unless and until the FDA lifts their clinical hold on the KUR-501 IND. There can be no assurance that BCM will be able to resume the Phase 1 clinical trial of KUR-501.

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

If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities, as the FDA indicated in its CRL with respect to our NDA for Oral Paclitaxel, or do not otherwise produce positive results, we will incur costs and experience delays in completing, and may ultimately be unable to complete, the development and commercialization of our drug candidates.

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

•
we might have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding of a lack of clinical response or a finding that participants are being exposed to unacceptable health risks, such as the suspension of the KUR-501 GINAKIT2 trial following the FDA’s imposition of a clinical hold;
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

•
incur greater costs in seeking regulatory approval for our drug candidates;
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

Risks Related to Development, Regulatory Approval and Commercialization

The regulatory approval processes of the FDA and other regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and other regulatory authorities in jurisdictions where we seek such approval is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. We cannot provide any assurances with respect to the timing for any regulatory approval or if our studies will be considered to be sufficient by regulators, as we experienced with our NDA for Oral Paclitaxel. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. It is possible that none of our other existing drug candidates or any drug candidates we may discover, in-license or acquire and seek to develop in the future will ever obtain regulatory approval.

Our drug candidates could fail to receive regulatory approval from the FDA or another regulatory authority for many reasons, including:

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
•
the insufficiency of data collected from clinical trials of our drug candidates to support the submission and filing of an NDA, BLA or other submission or to obtain regulatory approval;
•
the FDA or another regulatory authority’s finding of deficiencies related to the product, manufacturing processes or facilities of ours or of third-party manufacturers with whom we contract for clinical and commercial supplies; and
•
changes in approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or a regulatory authority in another jurisdiction may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval in those territories and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that is not desirable for the successful commercialization of that drug candidate. In addition, if our drug candidate produces undesirable side effects or safety issues, the FDA may require additional clinical or preclinical studies or the establishment of REMS, or a regulatory authority may require the establishment of a similar strategy, that may, for instance, significantly restrict distribution of our drug candidates and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects of our drug candidates.

The approval process for pharmaceutical products outside the U.S. varies among countries and may limit our ability to develop, manufacture and sell our products internationally. Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products internationally, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may involve additional testing. We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the U.S. Depending on the results of clinical trials and the process for obtaining regulatory approvals in other countries, we may decide to first seek regulatory approvals of a product candidate in the U.S. or in countries other than the U.S., or we may simultaneously seek regulatory approvals in the U.S. and other countries. If we seek marketing approval for a product candidate outside the U.S., we will be subject to the regulatory requirements of health authorities in each country in which we seek approval. With respect to marketing authorizations in China, we will be required to seek regulatory approval from the NMPA. For marketing approval in Europe, we will seek to obtain marketing approval from the European Medicines Agency (the "EMA"). The approval procedure varies among regions and countries and may involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

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
•
clinical holds, like the clinical hold on the KUR-501 IND imposed by the FDA after the death of a heavily pretreated young male patient in the Phase 1 trial, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;
•
failure to reach agreement with the FDA or other regulators regarding the scope or design of our clinical trials;
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
•
feedback from the FDA, IRB, the Data and Safety Monitoring Board (“DSMB”) or comparable entities, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol;
•
unacceptable risk-benefit profile or unforeseen safety issues or adverse side effects;
•
decision by the FDA, IRB, comparable entities or the Company, or recommendation by a DSMB or comparable entity, to suspend or terminate clinical trials at any time for safety issues or for any other reason;
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

Changes in regulatory requirements and guidance may also occur, and we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended. We are considering these and other policy changes as they relate to our programs.

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

Our approved drug and drug candidates have caused and may cause undesirable adverse events or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval.

Undesirable adverse events related to our approved drugs or drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials that would preclude approval of our drug candidates by the FDA or another regulatory authority or, if approved, could result in a more restrictive label. Results of our trials could reveal a high and unacceptable severity or prevalence of adverse events. In such an event, our trials could be suspended or terminated and the FDA or other regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates for any or all targeted indications. For example, in the CRL we received from the FDA, the FDA indicated that it had determined that our Oral Paclitaxel Phase III study demonstrated an unacceptable increase in neutropenia-related sequelae and has determined that additional risk mitigation strategies to improve toxicity, which may involve dose optimization and / or exclusion of the patients deemed to be at a higher risk of toxicity, are required to support potential approval of the NDA. Drug-related adverse events could affect patient recruitment or the ability of enrolled subjects to complete the trial, and could result in potential product liability claims. Any of these occurrences may significantly harm our reputation, business, financial condition and prospects.

For Klisyri® (tirbanibulin), adverse events reported during clinical trials and identified in the approved prescribing information included erythema, flaking/ scaling, crusting, swelling, vesiculation/pustulation, erosion/ ulceration, application site pruritus, and application site pain, which included pain, tenderness, stinging, and burning sensation at the application site.

In our clinical studies to date, we have observed the following SAEs that were deemed at least possibly related to Oral Paclitaxel: neutropenia, febrile neutropenia, pneumonia, septic shock, sepsis and other infections, dehydration gastroenteritis, anemia, pneumonitis, diarrhea, mucositis, gastrointestinal bleeding, vomiting and nausea, rectal bleeding, altered state of consciousness, hypokalemia, cardiac arrest, tachycardia, atrial fibrillation, cardiogenic shock, hypotension, pancytopenia, multiorgan failure, renal failure, atrial fibrillation, pleural effusion, supraventricular tachycardia, respiratory failure, malnutrition, dyspnea, cardiac failure, pulmonary tuberculosis, fatigue, upper abdominal pain, decreased appetite, and peripheral sensory neuropathy.

For the CAR-NKT cell therapy program, we have observed the following adverse events judged by investigators to be at least possibly related to investigational product or its preconditioning lymphodepletion chemotherapy: cytokine release syndrome, cytopenia (anemia, white blood cell count decreased, lymphocyte count decreased, neutrophil count decreased, platelet count decreased), fever, chills, febrile neutropenia, vaginal infection, epistaxis, headache, cough, dyspnea, fatigue, anorexia, nausea, vomiting, diarrhea, dehydration, hypotension, sinus tachycardia, hyponatremia, hypokalemia, hypomagnesemia, hypophosphatemia, hypocalcemia, hyperglycemia, hypoalbuminemia, abdominal pain, abdominal distention, aspartate aminotransferase increased, gamma-glutamyl transpeptidase increased, international normalized ratio increased, activated partial thromboplastin time increased, creatinine increased, hematuria, and proteinuria.

Following the death of a heavily pretreated young male patient in the Phase 1 clinical trial of KUR-501, the FDA imposed a clinical hold on the KUR-501 IND. Unless and until the FDA authorizes resumption of the clinical trial, BCM cannot recruit new patients to the study and administer the investigational product. If the FDA authorizes the trial to reopen, the clinical trial may only continue under the terms authorized by the FDA. While we intend to work with BCM to help address the FDA's questions and target to reopen the clinical trial during the year, BCM may not resume GINAKIT2 study patient enrollment unless and until the FDA lifts their clinical hold on the KUR-501 IND. There can be no assurance that BCM will be able to resume the Phase 1 clinical trial of KUR-501.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements of the FDA and regulatory authorities, including, in the U.S., ensuring that quality control and manufacturing procedures conform to current cGMP regulations. As such, our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA or other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our drug candidates may be subject to conditions of approval or limitations on the approved indicated uses for which the drug may be marketed, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS program as a condition of approval of one or more of our drug candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval.

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
•
refusal by the FDA to approve pending applications or supplements to approved applications submitted by us or suspension or revocation of license approvals;
•
product seizure or detention, or refusal to permit the import or export of our drug candidates; and
•
injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for their approved indications and in a manner consistent with the provisions of the approved prescribing information. The FDA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, and we may not achieve or sustain profitability.

Risks Related to Commercialization of Our Drug Candidates

We are dependent on the efforts of Almirall and our other out-license partners for the commercialization of Klisyri and expected future revenue from Klisyri’s commercialization.

We have entered into collaborations with Almirall and other out-license partners described in “Business—Recent Strategic Actions and Transactions—Monetization of Klisyri (tirbanibulin)” and are dependent on the efforts of these third parties for the commercialization of Klisyri. The success of these arrangements will depend heavily on the efforts and activities of our license partners. In some situations, we may not be able to influence their decisions regarding the commercialization of Klisyri or their level of effort in marketing and selling Klisyri. Our ability to realize revenue from royalties or milestone payments depends significantly upon Almirall’s and our other out-license partners’ ability to commercialize, market and sell Klisyri, particularly because under the RIPA we are only entitled to these milestones and royalties if net sales of Klisyri exceed a certain dollar amount. If these partners are unsuccessful, we may not receive royalties or milestone payments from sales of Klisyri.

If we are not able to obtain, or experience delays in obtaining, required regulatory approvals for our drug candidates, we will not be able to commercialize these drug candidates, and our ability to generate revenue will be materially impaired.

Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize drug candidates in a timely manner. We cannot commercialize drug candidates without first obtaining regulatory approval to market each drug from the FDA or regulatory authorities in the relevant jurisdictions. Some of our proprietary drug candidates are currently undergoing various phases of FDA clinical trials. We cannot predict whether these trials and future trials will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date. We have experienced this uncertainty with the receipt of a CRL for our NDA for Oral Paclitaxel, and the FDA recommended an additional clinical trial be completed and additional risk mitigation strategies to improve toxicity, which may involve dose optimization and/or exclusion of the patients deemed to be at a higher risk of toxicity, to support potential approval of the NDA. Before obtaining regulatory approvals for the commercial sale of any drug candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials, and, with respect to approval in the U.S., to the satisfaction of the FDA, that the drug candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. An NDA must include extensive preclinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the drug. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. If we submit an NDA to the FDA, the FDA decides whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA.

Regulatory authorities outside of the U.S. also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our drug candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking non-U.S. regulatory approval could require additional non-clinical studies or clinical trials, which could be costly and time-consuming. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval and other risks specific to the relevant jurisdiction. For all of these reasons, we may not obtain non-U.S. regulatory approvals on a timely basis, if at all.

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

If the FDA does not approve our planned amendment to the NDA for Oral Paclitaxel, our business, financial performance, and prospects could suffer.

In February 2021, we received a CRL from the FDA regarding our NDA for Oral Paclitaxel. In the CRL, the FDA indicated its concern of safety risk to patients in terms of an increase in neutropenia-related sequelae on the Oral Paclitaxel arm compared with the IV paclitaxel arm in the Phase III study. The FDA also expressed concerns regarding the uncertainty over the results of the primary endpoint of ORR at week 19 conducted by blinded independent central review (“BICR”). The agency stated that the BICR reconciliation and re-read process may have introduced unmeasured bias and influence on the BICR. Additionally, the FDA recommended that we conduct a new adequate and well-conducted clinical trial in a patient population with mBC representative of the population in the U.S. The agency determined that additional risk mitigation strategies to improve toxicity, which may involve dose optimization and/or exclusion of patients deemed to be at higher risk of toxicity, are required to support potential approval of the NDA. We held two Type A meetings with the FDA to discuss the deficiencies raised in the CRL, review a proposed design for a new clinical trial intended to address the deficiencies raised in the CRL, and discuss the potential regulatory path forward for Oral Paclitaxel in mBC in the U.S. After those meetings, we paused pursuing regulatory approval for Oral Paclitaxel monotherapy for the treatment of mBC in the U.S. We plan to discuss the I-SPY 2 TRIAL data with the FDA and we may amend our mBC NDA to include the I-SPY2 data. The FDA may not be receptive to further discussions of the NDA or approve our planned amendment to the NDA for Oral Paclitaxel. If we fail to obtain approval or experience additional delays in obtaining approval, any such decision or delays would have a material impact on our ability to generate revenue from the potential sales of Oral Paclitaxel, which would have a material negative effect on our business, financial performance and prospects.

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

Even if our drug candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if our drug candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our drug candidates. In addition, physicians, patients and third-party payors may prefer other novel products to ours, and we may experience difficulties gaining acceptance for our cell therapy products or orally administered drug candidates. We are also subject to regulatory restrictions on how we market our drug candidates. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product sales revenues, and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•
the clinical indications for which our drugs are approved;
•
physicians, hospitals, cancer treatment centers and patients considering our drugs as a safe and effective treatment;
•
the potential and perceived advantages of our drugs over alternative treatments;
•
the prevalence and severity of any side effects;
•
product labeling or product insert requirements of the FDA or other regulatory authorities;
•
limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•
the timing of market introduction of our drugs and competitive drugs;
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
•
relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

•
the effectiveness of our sales and marketing efforts, or the efforts of our collaboration partners.

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

If we obtained orphan drug exclusivity for a product, we would likely need to capture significant market share to achieve meaningful returns while establishing relatively higher prices, as is typical of drugs for rare conditions, in order to generate a return on investment and achieve meaningful gross margins. There can be no assurance that we will be successful in commercializing our orphan drug product candidates, if at all, or that we will be able to generate sufficient revenues from their sales to produce a meaningful return due to the limited market size.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same active moiety can be approved for a different indication. Orphan drug designation by FDA or EMA neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

Moreover, there can be no assurance that the designation and/or exclusivity provisions currently in the law may not be changed in the future and the impact of any such changes, if made, on us. The orphan drug exclusivity provisions have been the subject of scrutiny from the press, from some members of Congress and from some in the medical community. Furthermore, the FDA’s interpretations of the Orphan Drug Act have been successfully challenged in court and future court decisions could continue that trend. There can be no assurance that the exclusivity granted to orphan drugs approved by the FDA will not be modified in the future, and how any such change might affect our products, if approved.

We have limited experience in marketing proprietary drug products. If we are unable to establish such marketing and sales capabilities or enter into agreements with third parties to market and sell our proprietary drug candidates, we may not be able to generate sales revenue from such products.

We have limited sales, marketing and commercial product experience. For the product candidates and/or territories where we do not have existing partnerships pursuant to which our partners will be responsible for the marketing and sales of such products, we may be required to develop an in-house commercial organization and sales force for such products, which will require significant capital expenditures, management resources and time. We would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

There can be no assurance that we will be able to develop these marketing capabilities to successfully commercialize any proprietary product, and as a result, we may not be able to generate sales revenue from such products.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain approval from the FDA or other regulatory authorities for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and/or slow our regulatory approval.

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

If our competitors market products that are more effective, safer, have fewer side effects or are less expensive than our products or that reach the market sooner than any of our current or future product candidates, we may not achieve commercial success.

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

We cannot be sure that reimbursement will be available for our drugs, if and once approved, and, if coverage and reimbursement are available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any drug for which we obtain regulatory approval. Obtaining reimbursement for our drugs may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any drug candidate that we successfully develop. If we or our partners fail to obtain and sustain an adequate level of coverage and reimbursement for any current or future product candidates, if approved, by third-party payers, potential future sales would be materially adversely affected. There will be no commercially viable market for any current or future product candidates, if approved, without adequate coverage and reimbursement from third-party payers, and any reimbursement policy may be affected by future healthcare reform measures. Further, we cannot be certain that adequate coverage and reimbursement will be available for either of our products in jurisdictions outside the U.S. or for any current or future product candidates, if approved. Additionally, even if there is a commercially viable market, if the level of coverage or reimbursement is below our expectations, our anticipated revenue and gross margins will be adversely affected.

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

We have collaborations with third parties in international markets to commercialize and market Klisyri, and we intend to test and market any other approved drugs in a variety of international markets, which exposes us to the risks of conducting business in additional international markets.

We conduct business operations in regions, including the U.S., Hong Kong and Latin America, and other non-U.S. markets are an important component of our growth strategy. If we fail to obtain licenses or enter into collaboration arrangements with third parties in these markets, or if these parties are not successful, our revenue-generating growth potential will be adversely affected.

Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

•
efforts to enter into collaboration or licensing arrangements with third parties in international markets may increase our expenses or divert our management’s attention from the development of drug candidates;
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
•
economic weakness, including inflation or political instability;
•
compliance with tax, employment, immigration and labor laws for employees traveling or working abroad;
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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

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

Our competitors, both branded and generic, often pursue strategies to prevent, delay, or eliminate competition from generic alternatives to branded products. These strategies include:

•
entering into agreements whereby other generic companies will begin to market an authorized generic, a generic equivalent of a branded product, to compete with other generic products in the market;
•
launching a generic version of their own branded product to compete with other generic products in the market;
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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary technology and drug candidates. We have sought to protect our proprietary position by filing patent applications in the U.S., Europe and other countries related to novel technologies and drug candidates that we consider important to our business. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There can be no assurance that our pending patent applications will result in issued patents. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platforms’ product candidates. Third parties may have blocking patents that could be used to prevent us from commercializing our patented technologies, platforms and product candidates and practicing our proprietary technology. There can also be no assurance that a third party will not challenge the validity of our patents or that we will obtain sufficient claim scope in those patents, in view of prior art, to prevent a third party from competing successfully with our drug candidates. We may become involved in interference, inter partes review, post grant review, ex parte reexamination, derivation, opposition or similar other proceedings challenging our patent rights or the patent rights of others. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and drug candidates, or limit the duration of the patent protection of our technology and drug candidates. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drug candidates similar or identical to ours.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical personnel, management personnel, or both from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities and our operations. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Furthermore, many of our employees, including our executive officers, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including each member of our executive officers, executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters or concerning the agreements with our executive officers, but litigation may be necessary in the future to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

We have entered into agreements with third parties under which we have granted licenses to use certain of our patents and patent applications, including the rights to develop, seek regulatory approval for and sell products using our tirbanibulin 1% ointment. We have also entered into similar agreements sublicensing the intellectual property for the Orascovery platform, which we have licensed from Hanmi. We have granted exclusive patent rights to certain of these partners and have granted them certain additional rights with respect to the intellectual property we have licensed to them. From time to time we may engage in other licensing transactions in which we acquire licenses to certain intellectual property or sublicense intellectual property rights. If we fail to comply with or are found to have violated the terms of any of our licenses, we may be required to rescind or amend our license agreements or pay damages to license counterparties or other rightsholders. This may also negatively impact our relationships with our licensing and sublicensing partners for our candidate platforms. For further information regarding the terms of our licenses, please see “Business—Our R&D Programs”.

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

In addition, under our 2013 license agreement with Hanmi, we have granted Hanmi a one-time right of first negotiation that, at Hanmi’s discretion, requires us to negotiate in good faith the sale of our rights in Oral Paclitaxel under such agreement to Hanmi at a purchase price determined by an internationally-recognized investment banking firm with an office in Hong Kong at any time prior to the earlier of (1) our first commercial sale of products using such technology or (2) receipt by Hanmi of written notice from our company of the sublicense of the rights in an applicable product to a third party. If Hanmi exercises this right of first negotiation and we reach an agreement to sell our rights under that licensing agreement, our ability to continue to develop certain of our product candidates would be significantly impaired and would adversely affect our business and results of operations.

Each of our license agreements with Hanmi expires on the earlier of (1) expiration of the last of Hanmi’s patent rights licensed under the agreement or (2) invalidation of Hanmi’s patent rights which are the subject of the agreement, provided that the term will automatically be extended for consecutive one year periods unless either party gives notice to the other at least ninety days prior to expiration of the patent rights licensed under the agreement or before the then current annual expiration date of the agreement. The patent rights licensed to us under the agreements with Hanmi have expiry dates ranging from 2023 to 2033, unless the terms of such licensed patents are extended in accordance with applicable laws and regulations. Subject to certain conditions, Hanmi may also terminate the license agreements if we fail to comply with certain development milestones set out in each of the agreements. The agreements also contain customary termination rights for either party, such as in the event of a breach of the agreement or the initiation of bankruptcy proceedings by the other party or by mutual agreement. For further information regarding the license terms, right of first negotiation and termination provisions of the Hanmi in-license agreements, please see “Business—Our R&D Programs—Orascovery Platform—Orascovery License Agreements.”

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

We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and other regulatory authorities for all of our drugs in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We have derived a significant portion of our revenue from a limited number of customers, as is typical in the pharmaceutical industry. During the years ended December 31, 2022 and 2021 we generated 63% and 62% of our total revenue, respectively, from the three largest wholesalers in the U.S. market. If we are unable to maintain our business relationships with these major pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our financial condition and results of operations. Even if we are able to maintain our relationships with customers, a change in the mix of products those customers purchase and which we are able to produce or supply may affect our gross margin and results of operations.

We rely on third parties to manufacture our drug candidate supplies and our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

We rely on outside vendors to manufacture supplies and process our drug candidates. Our capacity to manufacture and process drugs on a commercial scale is limited. We have limited experience in managing the manufacturing process, and our process may be more difficult or expensive than the approaches currently in use. Accordingly, we primarily rely on third parties for manufacturing capabilities. Our reliance on third-party manufacturers exposes us to the following risks:

•
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and regulatory authorities must approve any manufacturers. This approval would require new testing and cGMP-compliance inspections by the regulatory authorities;
•
our manufacturers may have little or no experience with manufacturing our drug candidates and, therefore, may experience production delays, quality issues or require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our drug candidates;
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

Each of these risks could delay or prevent the completion of our trials or the approval of any of our drug candidates by the FDA or other regulatory authorities, result in higher costs or adversely impact development of our drug candidates. In addition, we will rely on third parties to perform certain specification tests on our drug candidates prior to delivery to patients. If these tests are not conducted appropriately and test data are not reliable, patients could be put at risk of serious harm and the FDA or other regulatory authorities could place significant restrictions on our company until deficiencies are remedied.

The manufacture of drug and biological products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls.

Manufacturers of drug and biological products often encounter difficulties in production, particularly in scaling up or out, validating the production process, and assuring high reliability of the manufacturing process (including the absence of contamination). These problems include logistics and shipping, difficulties with production costs and yields, quality control, including stability of the product, product testing, operator error, availability of qualified personnel, as well as compliance with strictly enforced federal, state and non-U.S. regulations. Furthermore, if contaminants are discovered in our supply of our drug candidates or in manufacturing facilities, those manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our drug candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our drug candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to begin new clinical trials at additional expense or terminate clinical trials completely.

If third-party manufacturers fail to comply with pharmaceutical manufacturing regulations, our financial results and financial condition will be adversely affected.

Before a third party can begin commercial manufacture of our drug candidates and potential drugs, contract manufacturers are subject to regulatory inspections of their manufacturing facilities, processes and quality systems. Due to the complexity of the processes used to manufacture drug and biological products and our drug candidates, any potential third-party manufacturer may be unable to initially pass federal, state or international regulatory inspections in a cost-effective manner in order for us to obtain regulatory approval of our drug candidates. If our contract manufacturers do not pass their inspections by the FDA or other regulatory authorities, our commercial supply of drug product or substance will be significantly delayed and may result in significant additional costs, including the delay or denial of any marketing application for our drug candidates. In addition, drug and biological manufacturing facilities are continuously subject to inspection by the FDA and other regulatory authorities, before and after drug approval, and must comply with cGMPs. Our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. In addition, contract manufacturers’ failure to achieve and maintain high manufacturing standards in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury, product liability claims, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business, reputation or corporate image. If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, we may also be subject to fines, unanticipated compliance expenses, recall or seizure of our drugs, product liability claims, total or partial suspension of production and/or enforcement actions, including injunctions and criminal or civil prosecution. These possible sanctions could materially adversely affect our financial results and financial condition.

Furthermore, changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, could require prior review by the FDA or other regulatory authorities and/or approval of the manufacturing process and procedures in accordance with the FDA’s regulations, or comparable requirements. This review may be costly and time consuming and could delay or prevent the launch of a product. The new facility will also be subject to pre-approval inspection. In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that the FDA or other regulatory authorities may require clinical testing as a way to prove equivalency, which would result in additional costs and delay.

We have entered into collaborations and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We have partnered with companies such as BCM, Hanmi, Almirall, and Gland and may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties, subject to any restrictions imposed by our financing arrangements and other agreements, that we believe will complement or augment our development and commercialization efforts with respect to our drug candidates and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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

We are highly dependent on Johnson Lau, our Chief Executive Officer; Jeffrey Yordon, our Chief Operating Officer; Daniel Lang, the President of Athenex Cell Therapy; Joe Annoni, our Chief Financial Officer; Rudolf Kwan, our Chief Medical Officer of Small Molecules; and Darrel Cohen, our Chief Medical Officer of Cell Therapy, and the other principal members of our management and scientific teams. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity awards that vest over time. The value to employees of these equity awards that vest over time may be significantly affected by changes in the price of our common stock that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, any of our employees could leave our employment at any time, with or without notice. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

The loss of any member of the Company’s management, either permanently or for an indeterminate period of time, and/or failure to successfully implement our succession plan to enable the effective transfer of knowledge or to facilitate smooth transitions in leadership could significantly disrupt the management of the Company’s business and impair the Company’s ability to execute its business strategies. We have experienced significant changes in our management team and business in recent years, and more changes could occur. Replacing executive officers and key employees or consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel or consultants on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Management transition periods, including adding new personnel, could be difficult as new employees gain an understanding of our business and strategy. If we are unable to successfully integrate new employees, we may have difficulty maintaining compliance with our internal control over financial reporting, disclosure controls and procedures, and executing our business strategy, which could have an adverse effect on our overall financial condition.

Certain members of our leadership may engage in other business ventures that may have interests in conflict with ours.

In order to recruit and retain qualified personnel, we may choose to hire part-time employees, use consultants, or permit personnel to pursue other professional opportunities. As a result, certain of our employees, officers, directors and consultants may not devote all of their time to our business, and may from time to time serve as officers, directors and consultants of other companies. These other companies may have interests in conflict with ours. For instance, Dr. Johnson Lau, who serves as our Chief Executive Officer and Chairman, and Dr. Manson Fok, who serves on our board of directors, are also directors of Avalon, a stockholder of ours and one of our license partners. Dr. Lau also serves as the Chief Executive Officer of Axis, a joint venture that we majority own. As a result, these individuals owe duties to each of these entities, which duties may conflict with the duties that they owe to us and our stockholders. We also face competition for the hiring of scientific and clinical personnel from universities and research institutions. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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
•
integrating operations and expanding the geographies where we conduct our business, each with its own legal system and regulations;
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

Despite the implementation of cybersecurity measures, our information technology and Internet-based systems, including those of our current and future CROs, collaboration partners, third-party service providers and other contractors and consultants, are vulnerable to damage, interruption, or failure from computer viruses, unauthorized access, intrusion, and other cybersecurity incidents, and we have experienced a security breach in the past. As the majority of our workforce has the ability to work remotely, we face heightened risks related to remote work, including strain on our information technology systems, coordination issues and the threat of cyber-security incidents related to unauthorized system access, aggressive social engineering tactics, and attacks on our information technology systems used to conduct our business. This could result in the exposure of sensitive data including the loss of trade secrets, intellectual property, personal identifiable or sensitive information of employees, customers, partners, clinical trial patients and others, leading to a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we partially rely on our third-party research institution collaborators for research and development of our drug candidates and other third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar cybersecurity incidents relating to their computer systems could also have a material adverse effect on our business. Certain data security breaches must be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed. To help mitigate future incidents, we have put in place enhanced security measures required for access by consultants. Notwithstanding such measures, we cannot be certain that no future security breaches will occur or that future breaches will not result in a material disruption of our development programs and our business operations.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our drug candidates.

We face an inherent risk of product liability as a result of the clinical testing of our drug candidates and will face an even greater risk if we are able to commercialize our clinical candidates. For example, we may be sued if drugs that we plan to manufacture cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, as applicable, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the drug, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We have incurred net operating losses (“NOLs”) for U.S. federal income tax purposes. Unused NOLs will carry forward to offset future taxable income, if any, until such unused NOLs expire (if ever). NOLs generated after December 31, 2017 are not subject to expiration, but the yearly utilization of such NOLs is limited to 80 percent of taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ownership change (generally defined as a greater than 50 percentage points change (by value) in the equity ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock over any three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We believe that we have experienced such a change in 2021 and may experience more in the future, which may affect our ability to utilize our NOLs. As of December 31, 2022 and 2021, we had federal NOLs of approximately $69.3 million and $93.7 million, respectively, that could be limited by our past and any future ownership change, which could have an adverse effect on our future results of operations. The change in 2021 is a result in a reduction of $108.9 million from a Section 382 limitation that occurred in 2021, less an increase in potentially limited NOLs of $17.8 million as a result of the Kuur acquisition. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income.

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

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "MMA"), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The ACA included provisions to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other things, the ACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole,” which is now 70% of the negotiated price. There have been efforts to repeal or overturn the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. The Medicare reductions phased back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. There may be additional reductions in Medicare and other healthcare funding as a result of future legislation.

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

For example, on November 20, 2020, the United States Department of Health and Human Services ("HHS") finalized a regulation removing safe harbor protection under the Federal Anti-Kickback Statute for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law or unless it is passed through to the dispensing pharmacy and reflected in the price to the patient. The implementation of the rule was delayed by the Biden administration to January 1, 2023 in response to ongoing litigation and subsequently delayed by the IRA until January 1, 2032. In addition, effective January 1, 2024, a provision capping the rebate amount under the Medicaid Drug Rebate program at 100% of AMP will be eliminated, which means that a manufacturer could pay a rebate amount on a unit of the drug that is greater than the price the manufacturer receives for the drug. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates, and on May 17, 2022, the court vacated the rule.

In addition, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These healthcare reform initiatives recently culminated in the enactment of the IRA in August 2022, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the IRA will also penalize drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

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

Risks Related to Doing Business Internationally

Tensions between the U.S. and China may materially and adversely affect our business, financial condition and results of operations.

We have operations in Hong Kong and expect that a portion of our future revenue will be sourced from licensing partnerships in China. Accordingly, our operations, financial condition and results of operations are affected by economic, political and legal developments between the U.S. and China. For example, raw material costs are impacted by governmental actions, such as tariffs and trade sanctions. The imposition by the U.S. government of tariffs on products imported from certain countries and trade sanctions against certain countries have introduced greater uncertainty with respect to policies affecting trade between the United States and other countries and have impacted the cost of certain raw materials. Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, could have a material adverse effect on our business, financial condition and results of operations.

Political tensions between the U.S. and China create uncertainties for doing business in China, including compliance risks that may arise from retaliatory regulations, restrictions on technology transfers between the countries or measures enacted that further impede our ability to repatriate capital from our subsidiaries in China. The uncertainties caused by continued tensions, together with the risk of escalating retaliatory policies could increase our cost of doing business, adversely affect our business, financial condition and results of operations and may result in our inability to sustain our operations, and growth and expansion strategies with respect to China.

Fluctuations in exchange rates could result in foreign currency exchange losses, which may adversely affect our financial condition, results of operations and cash flows.

We incur portions of our expenses, and may in the future derive revenues, in currencies other than U.S. dollars, in particular, the RMB. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. For example, we sold our interest in our API manufacturing business in China during 2022, and the consideration payable in tranches through the first half of 2023 is denominated in RMB. We are exposed to fluctuations in currency exchange rates through this agreement, and we are subject to the risk that the U.S. dollar is reduced in value relative to the RMB. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. An increase in the value of the U.S. dollar against currencies in countries in which we conduct business could have a negative impact on our research and development costs.

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

Scrutiny of companies with operations in China may result in increased regulatory review of us and negatively impact the trading price of our common stock and could have a material adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects.

We believe that the implementation of the Holding Foreign Companies Accountable Act (the “HFCAA”), the delistings of China-based business from U.S. stock exchanges, and the general negative publicity surrounding companies with operations in China, including concerning the directors and officers of such companies, that are listed in the U.S. have negatively impacted stock prices for such companies and the HFCAA may result in additional delistings of companies with significant China operations from U.S. securities exchanges. Various equity-based research organizations have published reports on China-based companies after examining, among other things, their corporate governance practices, related party transactions, sales practices and financial statements that have led to special investigations and stock suspensions on national exchanges, including as a result of purported whistle-blowing or leaking by employees or former employees. Any similar scrutiny of us, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors, decreases and volatility in the trading price of our common stock, and increased directors and officers insurance premiums and could have a material adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects.

Risks Related to Our Common Stock

If we fail to comply with the continued listing standards of the Nasdaq Global Market, our common stock may be delisted from the exchange.

Our common stock is listed on Nasdaq under the symbol “ATNX.” The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. In particular, during 2022, our common stock failed to maintain a minimum bid price of at least $1.00 per share. In February 2023, we effected a reverse stock split to increase the per share price of our common stock to regain compliance with the Nasdaq listing standards. There can be no assurance that this reverse stock split will be sufficient for our stock price to maintain a minimum bid price of at least $1.00 per share for the foreseeable future.

If we fail to satisfy the Nasdaq continued listing requirements, such as the corporate governance requirements, the stockholder’s equity requirement or maintaining the minimum bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting or another notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. We and our stockholders could be materially adversely impacted if our common stock were to be delisted from Nasdaq. In particular:

•
we may be unable to raise equity capital on acceptable terms or at all;

•
we may lose the confidence of our current or prospective third-party providers and collaboration partners, which could jeopardize our ability to enter into licensing and collaboration agreements and continue our business as currently conducted;
•
the price of our common stock would likely decrease;
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

In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future noncompliance with Nasdaq’s listing requirements.

Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of our common stock for return on your investment, if any.

We intend to retain most, if not all, of our available funds and earnings to fund our business operations and the development of our business. In addition, our Senior Credit Agreement restricts our and our restricted subsidiaries’ ability to pay dividends. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

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

Concentration of ownership among our directors, executive officers and principal stockholders could limit your ability to influence the outcome of key transactions, including a change of control.

Our executive officers and directors beneficially own approximately 8.8% of our outstanding common stock in the aggregate, based on the number of shares outstanding as of December 31, 2022. Perceptive Advisors LLC and its affiliates own approximately 14.6% and IP Group PLC owns approximately 5.9% of our outstanding common stock, based on the number of shares outstanding as of December 31, 2022. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. Our directors and executive officers’ investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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
•
supply or distribution shortages;
•
variations in our results of operations;
•
publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts;
•
changes in financial estimates by securities research analysts;
•
announcements made by us or our competitors of acquisitions, strategic relationships, joint ventures or capital commitments;
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
•
general economic and market conditions and overall fluctuations in the U.S. equity markets, including due to the war in Ukraine; and
•
changes in accounting principles.

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

General Risk Factors

Our business is subject to macroeconomic factors, like inflation, supply chain disruptions that began during the COVID-19 pandemic, and the war in Ukraine, that may have an adverse impact on our business and clinical development activities.

Economic conditions across the world face continued uncertainty due to, among other things, high and rising inflation, higher interest rates, and increased geopolitical risk in multiple regions including Ukraine. Continued economic uncertainty may have an adverse impact on our business and financial condition.

As a result of the COVID-19 pandemic, we experienced supply chain disruptions and, in line with the industry overall, slowed enrollment or suspensions of ongoing clinical trials for our earlier stage product candidates as healthcare resources are diverted to address the pandemic. We could face similar risks if the pandemic worsens or in the event of a new public health emergency. Similarly, if the war in Ukraine or other external events cause a significant macroeconomic downturn, we may experience a multitude of additional disruptions that could severely impact our business, operations and development activities, including the following:

•
temporary or long-term disruptions in our supply chains and resulting delays in the delivery of products, services or other materials necessary for our operations;
•
interruptions in FDA operations or the operations of comparable foreign regulatory agencies, which may in turn impact our timelines for receiving regulatory approvals and feedback;
•
inability of our collaboration and license partners to continue development or commercialization of our product candidates in certain geographies for certain indications;
•
our potential inability to collect on receivables, including milestone payments, due to us;
•
disruptions, including data breaches and data loss, due to the increased cybersecurity vulnerabilities caused by remote work and a distributed workforce on the one hand, and potential cyberattacks from state actors on the other hand;
•
the imposition of government regulations that may restrict the movement of supplies in the global supply chain and divert resources that are necessary to continue our development activities or review future product candidates; and
•
interruption or delays in our and our partners' ability to meet expected clinical development deadlines or to comply with contractual commitments with respect to the same, including timelines around preclinical studies and planned clinical trials which could in turn delay overall developmental timelines.

If our partners experience significant or extended disruptions to their business due to these macroeconomic factors, including the war in Ukraine, it could result in substantial supply shortages that could harm our specialty drug business and our overall financial condition and results of operations. These disruptions could adversely impact our ability to conduct clinical development activities, planned clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our consolidated financial results.

We cannot assure you that there will not be material weaknesses and significant deficiencies that our independent registered public accounting firm or we will identify in the future. Under standards established by the Public Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. As a public company, we must maintain effective disclosure and financial controls and implement those controls in our corporate governance practices including our board and committee practices. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected, and we may be unable to maintain compliance with applicable listing requirements.

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

We believe that our limitation of officer and director liability assists us to attract and retain qualified employees and directors. However, in the event an officer, a director or the board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any resulting damages. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit our stockholders and us. Limitations of director liability may be viewed as limiting the rights of stockholders, and the broad scope of the indemnification provisions contained in our certificate of incorporation could result in increased expenses.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Oncology Innovation Platform operates in several facilities globally: Our corporate headquarters is located in Buffalo, New York, where we occupy approximately 51,000 square feet of the Conventus Center for Collaborative Medicine, which includes approximately 16,000 square feet of a formulation testing and chemistry lab under a lease that expires in July 2025 and is renewable for an additional 10 years. We occupy approximately 26,500 square feet in Clarence, New York under a lease that expires in January 2026, which provides our manufacturing of Tirbanibulin. We occupy approximately 1,300 square feet of office space in Cranford, New Jersey under a lease that expires in April 2024 that serves as our clinical research headquarters. We also occupy approximately 400 square feet of office space in Hong Kong under a lease which expires in November 2023. The office space serves as our Hong Kong headquarters. In addition, we occupy approximately 9,900 square feet of office space in multiple locations across Latin America under lease agreements which expire at various dates through October 2022, which serve as clinical research facilities.

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

Dunkirk Facility Litigation

On October 5, 2022, Exyte U.S., Inc. ("Exyte") filed a complaint in the Supreme Court of the State of New York in Erie County against the Company and ImmunityBio, Inc. ("ImmunityBio"), alleging breach of contract and related claims in connection with the design and build of a manufacturing facility in Dunkirk, New York, by Exyte for the Company. On February 14, 2022, ImmunityBio closed on the purchase of the Company’s interest in the Dunkirk facility. The complaint alleges that the Company and/or ImmunityBio breached the agreement between the Company and Exyte by not paying amounts allegedly owed to Exyte under the agreement. The complaint seeks damages in excess of approximately $8.5 million. The Company has and will continue to vigorously defend itself against Exyte’s claims in the complaint and has asserted counterclaims against Exyte in the action seeking damages in excess of $10 million based on Exyte’s failure to meet its contractual obligations. This case is in its very early stages. The Company has not recorded a liability related to these claims as the risk of loss is remote, but there can be no assurance as to the outcome.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “ATNX.”

As of February 15, 2023, there were 121 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street by brokers and other nominees.

Stock Price Performance Graph

The graph below shows a comparison of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, from December 31, 2017 to December 31, 2022. Such returns are based on historical results and are not intended to suggest future performance.

Cumulative Total Return Comparison

	December 31,
	2017	2018	2019	2020	2021	2022
Athenex, Inc.	$100.00	$79.81	$96.04	$69.56	$8.55	$0.93
NASDAQ Composite	$100.00	$96.12	$129.97	$186.70	$226.63	$151.61
NASDAQ Biotechnology Index	$100.00	$90.68	$112.81	$141.78	$140.88	$125.52

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

Recent Sales of Unregistered Securities

Under Salary Deduction and Stock Purchase Agreements with certain of our executive officers and directors, we issued an aggregate of 42,827 shares to those executive officers and directors during the quarter ended December 31, 2022. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, and Nasdaq Listing Rule 5635(c)(2). These shares were issued in exchange for after-tax payroll deductions of approximately $0.2 million from the executive officers and directors, using the Nasdaq Official Closing Price on the applicable payroll date. Any proceeds from the issuance of these shares were used for our working capital and general corporate purposes.

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

Overview and Recent Developments

We are a biopharmaceutical company dedicated to becoming a leader in the discovery, development, and commercialization of next-generation products for the treatment of cancer.

Our mission is to become a leader in bringing innovative cancer treatments to the market and to improve patient health outcomes. In pursuit of this mission, Athenex leverages years of experience in research and development, clinical trials, regulatory standards, and manufacturing. For more information about our mission, please see the section titled “Overview” in Part I, Item 1. “Business” of this Annual Report on Form 10-K.

We are organized around two operating segments: (1) our Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; and (2) our Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs. Our current clinical pipeline in the Oncology Innovation Platform is derived mainly from the following technologies: (a) Cell Therapy, based on natural killer T ("NKT") cells, and (b) Orascovery, based on a P-glycoprotein pump inhibitor.

For more information about recent developments in our Oncology Innovation Platform, please see the section titled “Our R&D Programs” in Part I, Item 1. “Business” of this Annual Report on Form 10-K. We previously had a third operating segment, the Global Supply Chain Platform, focused on the current Good Manufacturing Practices ("cGMP") manufacturing and supply of active pharmaceutical ingredients and 503B sterile compounded pharmaceutical products. The components within this operating segment were sold or otherwise discontinued during 2022.

Oncology Innovation Platform Developments

Cell Therapy Platform

Through our acquisition of Kuur Therapeutics, Inc. (formerly known as Cell Medica, “Kuur”) in 2021, we acquired rights to intellectual property to further the development of autologous and allogeneic, or “off-the-shelf”, NKT cell immunotherapies for the treatment of solid and hematological malignancies. We are advancing the following product candidates: KUR-501, KUR-502, and KUR-503.

KUR-501 is an autologous product in which NKT cells are engineered with a CAR targeting disialoganglioside (“GD2”). GD2 is expressed on almost all neuroblastoma tumors and certain other malignancies. Neuroblastoma is a rare pediatric cancer and patients with relapsed or refractory (“R/R”) high-risk neuroblastoma (“HRNB”) have very poor outcomes. Therefore, we believe there is a significant unmet medical need for better treatment options. KUR-501 is currently being evaluated in a Phase 1 dose-escalation clinical trial (“GINAKIT2”) treating children with R/R HRNB. Updated clinical data from this trial was presented at the American Society of Gene & Cell Therapy Annual Meeting in May 2022. The data demonstrated expansion of CAR-NKT cells post-transfer in all patients and objective responses in patients with R/R HRNB, including patients previously treated with anti-GD2 monoclonal antibody. Overall Response Rate (“ORR”) was 25%, or three responses out of 12 patients, and Disease Control Rate was 58% with four stable disease, two partial responses (“PR”), and one complete response (“CR”). Two of these responses occurred at the highest dose level tested so far of 100 million cells/m2, and the CR lasted for nearly 14 months. KUR-501 has been well-tolerated without dose limiting toxicity (“DLT”), as the majority of adverse events observed were cytopenias related to the preconditioning nonmyeloablative lymphodepletion chemotherapy regimen. There was no evidence of ICANS in any of the patients at the first four dose levels, and there was one case of Grade 2 CRS. The GINAKIT2 study is supported by Athenex and is being conducted by Athenex’s collaborator, the Baylor College of Medicine (“BCM”). BCM temporarily suspended patient enrollment on this study after a young heavily pretreated male patient with R/R HRNB treated at the fifth dose level of 300 million cells/m2 died within three weeks of CAR-NKT cell therapy product administration. He was found to have human metapneumovirus infection, then Grade 1 CRS that was treated with immunosuppressants, and he later developed polyclonal hyperleukocytosis complicated by multiorgan dysfunction without evidence of sepsis. This was followed by a recent FDA-imposed clinical hold on the KUR-501 Investigational New Drug ("IND") while BCM completes their investigation of the etiology and pathogenesis of this event and devises a safety risk mitigation plan to reopen the clinical trial, one that could include excluding patients with concomitant viral infections. No patients are receiving or scheduled to receive additional treatment with KUR-501. While we intend to work with BCM to help address the FDA's questions and target to reopen the clinical trial during the year, BCM may not resume GINAKIT2 study patient enrollment unless and until the FDA lifts their clinical hold on the KUR-501 IND. There can be no assurance that BCM will be able to resume the Phase 1 clinical trial of KUR-501.

KUR-502 is an allogeneic (“off-the-shelf”) product in which NKT cells isolated from healthy donors are engineered with a CAR targeting CD19, which is widely expressed on both normal and malignant B cells. In addition to the CAR, KUR-502 is genetically engineered to downregulate surface expression of HLA class I and class II proteins, resulting in reduced recognition and elimination by the host immune system following infusion. KUR-502 is currently being evaluated in a single-center, BCM-sponsored, Phase 1 clinical trial (ANCHOR) treating adults with R/R CD19-positive malignancies, including B cell non-Hodgkin lymphoma (“NHL”), acute lymphoblastic leukemia (“ALL”), and chronic lymphocytic leukemia. An interim data update on seven evaluable patients was presented at the Tandem Meetings of the American Society of Transplantation and Cellular Therapy and the Center for International Blood & Marrow Transplant Research in April 2022. Five patients were enrolled and treated at the first two dose levels in the NHL cohort, and there were two CRs and one PR for an ORR of 60%, including responses in two patients who were previously treated with CD19-directed CAR-T cell therapy. Both CRs were durable and persisted for more than six months. Two patients were enrolled at the first dose level of the ALL cohort, and there was one CR and one progressive disease (“PD”) for an ORR of 50%. KUR-502 has been well tolerated without DLT, as the majority of adverse events observed were cytopenias related to the preconditioning nonmyeloablative lymphodepletion chemotherapy regimen. There have been three cases of Grade 1 CRS, all observed in the ALL cohort, but there have not been any cases of ICANS or GvHD attributable to CAR-NKT cells. In March 2022, the Company’s IND application to expand the ANCHOR study to a multicenter, Athenex-sponsored Phase 1 study (ANCHOR2) was allowed to proceed by the FDA, which began enrolling patients in Q4 2022.

KUR-503 is an allogeneic (“off-the-shelf”) product in which NKT cells are engineered with a CAR targeting glypican-3 (“GPC3”). GPC3 is a molecule that is highly expressed on most hepatocellular carcinomas but not on normal liver or other non-neoplastic tissue. KUR-503 is currently in preclinical development, and we are planning to submit an IND application to the FDA in 2024.

The cell therapy program also includes TCR-NKT cell therapy products, including ones targeting p53 and KRAS, which are the most commonly altered genes in epithelial cancers. These HLA class I- or class II-restricted cell therapy products are presently undergoing preclinical screening to identify those candidates with the best TCR-NKT cell isolation efficiency, transduction efficiency, and functional activity. We plan to engineer the TCRs into the NKT cell therapy platform to develop an allogeneic “off-the-shelf” approach for solid tumor treatment.

Orascovery Platform

We are also continuing certain studies of oral paclitaxel and encequidar (“Oral Paclitaxel”), the currently active product candidate using our Orascovery technology, based on a P-glycoprotein (“P-gp”) pump inhibitor.

On February 26, 2021, we received a Complete Response Letter ("CRL") from the FDA regarding our New Drug Application (“NDA”) for Oral Paclitaxel for the treatment of metastatic breast cancer (“mBC”). Following the CRL, we held two Type A meetings with the FDA to discuss the deficiencies raised in the CRL, review a proposed design for a new clinical trial intended to address the deficiencies raised in the CRL, and discuss the potential regulatory path forward for Oral Paclitaxel in mBC in the U.S. In October 2021, after careful consideration of the FDA feedback, we determined to redeploy our resources to focus on our Cell Therapy platform and other ongoing studies of Oral Paclitaxel. On November 29, 2021, we announced the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) validation of the Marketing Authorization Application (“MAA”) for Oral Paclitaxel, for review. The Phase 3 study of Oral Paclitaxel in mBC (KX-ORAX-001) served as the basis of the MAA. On January 3, 2023, we announced that the Oral Paclitaxel formulation did not receive regulatory approval from the MHRA for mBC based on CMC issues. The MHRA application was not rejected based on any clinical efficacy or safety concerns expressed by the MHRA. MHRA regulations allow an applicant to request a re-examination of an opinion by an independent board which the Company plans to pursue. The Company views the identified Chemistry, Manufacturing, and Controls (“CMC") issues as addressable. The MHRA application was supplemented with safety data from the I-SPY 2 TRIAL and no major clinical efficacy or safety concerns were expressed.

Oral Paclitaxel is being evaluated in combination with dostarlimab (a checkpoint inhibitor) +/- carboplatin in the neoadjuvant treatment of breast cancer, as part of the I-SPY 2 TRIAL (Investigation of Serial studies to Predict Your Therapeutic Response with Imaging And moLecular analysis 2). On December 20, 2022, we announced that collaborators at the Quantum Leap Healthcare Collaborative (“QLHC”) reported that Oral Paclitaxel in combination with a PD-1 inhibitor and carboplatin graduated in the triple-negative subgroup of high-risk early-stage breast cancer. Oral Paclitaxel, relative to IV paclitaxel, was associated with less neuropathy and was not associated with an increase in febrile neutropenia. The study has been completed and QLHC anticipates presenting these results at upcoming national meetings in the second quarter of 2023. We plan to discuss the I-SPY 2 TRIAL data with the FDA with respect to our metastatic breast cancer New Drug Application (“NDA”).

In the United States, we plan to discuss the I-SPY 2 TRIAL data with the FDA with respect to our NDA for Oral Paclitaxel for the treatment of mBC. We received a CRL from the FDA in February 2021 regarding our NDA for Oral Paclitaxel. We then held two

Type A meetings with the FDA to discuss the deficiencies raised in the CRL, review a proposed design for a new clinical trial intended to address the deficiencies raised in the CRL, and discuss the potential regulatory path forward for Oral Paclitaxel in mBC in the U.S. We believe the data from the I-SPY 2 TRIAL may address some of the deficiencies raised by the FDA in the CRL, but no assurance can be given that we will be successful in pursuing this path forward with the NDA.

In May 2022, we announced a clinical trial collaboration and supply agreement with Merck (known as MSD outside the U.S. and Canada). The agreement applies to the expansion phase of the Phase 1 clinical trial evaluating Oral Paclitaxel in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) for certain non-small cell lung cancer (“NSCLC”) patients. Recruitment for the expansion phase of this clinical trial is currently ongoing.

Non-core Asset Developments

During 2022, we made significant progress on our strategy to dispose of non-core assets intended to extend our cash runway in 2023 as we pivoted to focusing on our cell therapy platform.

In June 2022, the Company and ATNX SPV, LLC, its newly-formed subsidiary (the "SPV" or "Subsidiary"), entered into a Revenue Interest Purchase Agreement (the “RIPA”) with affiliates of Sagard Healthcare Partners (“Sagard”) and funds managed by Oaktree Capital Management, L.P. (“Oaktree” and together with Sagard, the “Purchasers”), for the sale of revenues from U.S. and European royalty and milestone interests in Klisyri® (tirbanibulin) for an aggregate purchase price of $85.0 million (“Purchase Price”). On June 29, 2022, the Purchasers paid the Company the Purchase Price. Of the total Purchase Price, $5.0 million was placed into escrow to be paid to the Company upon the satisfaction of certain manufacture and supply milestones for Klisyri prior to December 31, 2025, $5.0 million was used to pay for transaction expenses, $56.6 million was used to pay down the Company's senior secured loan agreement and related security agreements (the "Senior Credit Agreement") with Oaktree, and $7.5 million was deposited and held in a segregated account of the Company (the “Segregated Funds”). The Purchasers released the $7.5 million of Segregated Funds to the Company in August 2022, and $1.5 million of the amount placed in escrow was released to the Company upon completion of an escrow release trigger milestone in September 2022. The remaining proceeds were available for the Company’s operations. Refer to Part II, Item 8, Note 1 - Company and Nature of Business and Note 12 - Debt and Lease Obligations for additional information.

In connection with this transaction, the Company formed the Subsidiary and contributed its interest in the License and Development Agreement with Almirall S.A. ("Almirall") relating to Klisyri (the “Almirall License Agreement”) and certain related assets to the Subsidiary. Oaktree and Sagard each own a 10% equity interest in the Subsidiary. Pursuant to the RIPA, the Subsidiary sold its right to the cash received in respect of certain royalties and certain milestone interests under the Almirall License Agreement to the Purchasers. The Subsidiary retained the right to receive 50% of certain of the milestone interests under the Almirall License Agreement, equal to $155.0 million in the aggregate if those milestones are achieved, and 50% of the royalties paid under the Almirall License Agreement for sales of Klisyri once net sales of Klisyri exceed a certain dollar amount.

In February 2022, we completed the sale of our leasehold interest in the 409,000 square feet, newly constructed cGMP ISO Class 5 high potency pharmaceutical manufacturing facility located in Dunkirk, NY (the "Dunkirk Transaction"). We sold our interest in the Dunkirk Facility and certain other assets to ImmunityBio, Inc. for approximately $40.0 million. Of these proceeds, we used approximately $27.4 million to make a mandatory prepayment of $25.0 million in principal, accrued and unpaid interest, and associated fees to the lenders under our Senior Credit Agreement with Oaktree. See “Liquidity and Capital Resources” below for more information about the Senior Credit Agreement.

In November 2022, we completed the sale of our equity interests in our China subsidiaries, including Chongqing Taihao Pharmaceutical Co. Ltd. (“Taihao”) and Athenex Pharmaceuticals (Chongqing) Limited (together, the “Chongqing Companies”) to Chongqing Comfort Pharmaceutical Inc. as assignee of TiHe Capital (Beijing) Co. Ltd. (the “API Buyer”) in November 2022. The Chongqing Companies had operated a cGMP high potency oncology API plant based in Chongqing, China, and completed construction of a new facility in Chongqing (the "China API Operations"). The aggregate purchase price of this sale was RMB129.4 million, or approximately $18 million. At closing, we received approximately $11 million, representing 70% of the sale proceeds in cash, net of PRC withholding tax and stamp duty. The remaining proceeds are expected to be received in the first half of 2023. At closing, we entered into a supply agreement (“Supply Agreement”) with affiliates of the API Buyer (the “Supplier”). Under the Supply Agreement, we and the Supplier agreed to pricing and other supply terms for certain API (“API Products”), including those used in Klisyri® (tirbanibulin) and Oral Paclitaxel, to be manufactured at certain manufacturing sites by the Supplier.

In December 2022, we began the wind-down of our 503B sterile compounding business operated out of our facility in Clarence, NY and ceased production of our 503B products in the first quarter of 2023. We have committed to a plan to sell our related assets in our efforts to monetize non-core assets, and consequently, such business is presented as discontinued in the Company's consolidated financial statements.

Other Corporate Developments

On March 16, 2023, we received notice from The Nasdaq Stock Market LLC indicating that we had regained compliance with the minimum bid price requirement under Nasdaq Rule 5550(a)(2). On February 15, 2023, we effected a 20:1 reverse stock split of our common stock in order to regain compliance with this standard. All share and per share amounts, and exercise prices of stock options, warrants, and pre-funded warrants, if applicable, in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

In August 2022, the Company completed an underwritten public offering in which it sold 1,766,667 shares of common stock, common warrants to purchase up to 2,000,000 shares of common stock at a price of $20.00 per share, and pre-funded warrants to purchase up to 233,334 shares of common stock at a price of $0.02 per share. The shares of common stock, together with the common warrants, were sold at $15.00 per share and accompanying common warrant, and the pre-funded warrants, together with the common warrants, were sold at $14.98 per pre-funded warrant and accompanying common warrant. The common and pre-funded warrants were exercisable immediately and will expire five years from the date of issuance. The Company received net proceeds of $28.1 million, after deducting discounts, commissions, and offering expenses. The Company intends to use the net proceeds from the proposed offering to fund ongoing clinical development for its product candidates and for working capital and other general corporate purposes.

In August 20, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC, in connection with the offer and sale of up to $100,000,000 of shares of the Company’s common stock, par value $0.001 per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to a registration statement on Form S-3 (File No. 333-258185) that became effective on August 12, 2021. During the year ended December 31, 2022, we raised net proceeds of $9.4 million by selling 1,263,251 shares of our common stock for an average price of $7.40 per share under the Sales Agreement. During the year ended December 31, 2021, we raised net proceeds of $1.1 million by selling 38,142 shares of our common stock for an average price of $29.80 per share under the Sales Agreement.

Going Concern Considerations

We have two operating segments: our Oncology Innovation Platform and Commercial Platform. Since inception, we have devoted a substantial amount of our resources to research and development of our lead product candidates under our Orascovery and Cell Therapy platforms, while building up our commercial infrastructure. We have incurred significant net losses since inception.

We have incurred operating losses since inception and, as a result, as of December 31, 2022 and 2021, we had an accumulated deficit of $1,016.8 million and $913.4 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. We project insufficient liquidity to fund our operations through the next twelve months beyond the date of this report. In addition to the alleged events of default described below in Liquidity and Capital Resources, we project that we will be in violation of financial covenants included within the Senior Credit Agreement during the twelve-month period subsequent to the date of this filing. This projection does not reflect management's plans that are outside of the Company's control, pursuant to ASC 205. These conditions raise substantial doubt about our ability to continue as a going concern. See Part II, Item 8, Note 1—Company and Nature of Business for further information regarding our ability to continue as a going concern.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, senior secured loans, private placements, and to a lesser extent, from convertible bond financing, revenue, and grant funding. As of December 31, 2022, we had cash and cash equivalents of $30.4 million, restricted cash of $5.2 million, and short-term investments of $1.1 million.

Results of Operations

Since inception, we have devoted a substantial amount of our resources to research and development of our lead product candidates under our R&D programs, to sales and general administrative costs associated with our operations, and to the development of our specialty drug operations in our Commercial Platform. We have incurred significant net losses since inception. Our net losses were $104.4 million, and $202.0 million for the years ended December 31, 2022 and 2021 respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of approximately $1,016.8 million and $913.4 million, respectively.

We have funded our operations to date primarily from the issuance and sale of our common stock through public offerings, private placements, debt and convertible bonds, and to a lesser extent, through revenue generated from our Commercial Platform. Our operating activities from continuing operations used $64.3 million and $129.8 million of cash during the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, we had cash and cash equivalents of $30.4 million, restricted cash of $5.2 million, and short-term investments of $1.1 million.

Key Components of Results of Operations

Revenue

We derive our consolidated revenue primarily from (i) the sales of generic injectable products by our Commercial Platform; and (ii) licensing and collaboration projects conducted by our Oncology Innovation Platform, which generates revenue in the form of upfront payments, milestone payments, and payments received for providing research and development services for our collaboration projects and for other third parties.

The following table sets forth the components of our consolidated revenue and the amount as a percentage of total revenue for the periods indicated.

	Year ended December 31,
	2022		2021
	(in thousands)%		(in thousands)%
Product sales, net	$90,884	88%	$68,505	72%
License and other revenue	11,937	12%	26,864	28%
	$102,821		$95,369

Cost of Sales

Along with sourcing from third-party manufacturers, we manufacture clinical and proprietary commercial products in our U.S. cGMP facility in New York. Cost of sales primarily includes the cost of finished products, raw materials, labor costs, manufacturing overhead expenses and reserves for expected scrap, as well as transportation costs. Cost of sales also includes depreciation expense for production equipment, changes to our excess and obsolete inventory reserves, certain direct costs such as shipping costs, net of costs charged to customers, and sublicense fees related to in-license agreements.

Research and Development Expenses

R&D expenses primarily consist of the costs associated with conducting clinical trials, in-licensing of product candidates, milestone payments, conducting preclinical studies, activities related to regulatory filings and other R&D activities. The following table sets forth the components of our R&D expenses and the amount as a percentage of total R&D expenses for the periods indicated.

	Year Ended December 31,
	2022		2021
	(in thousands)%		(in thousands)%
Wages, benefits, and related costs	$17,327	33%	$21,779	28%
Clinical trial costs for Orascovery program	14,044	27%	22,745	29%
Clinical trial costs for cell therapy program	11,841	23%	7,937	10%
Drug licensing costs	5,265	10%	8,559	11%
Preclinical research costs	1,224	2%	2,393	3%
Other research and development costs	2,057	4%	14,255	18%
Total research and development costs	$51,758		$77,668

Our current R&D activities mainly relate to the clinical development of our Oncology Innovation Platform.

We expense R&D costs as incurred. We record costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment or clinical site activations. We do not allocate employee-related costs, depreciation, rental and other indirect costs to specific R&D programs because these costs are deployed across multiple product programs under R&D. For 2021, other research and development costs include the cost of manufacturing Oral Paclitaxel in advance of the potential product launch in 2021, which did not continue in 2022. Other research and development costs in 2022 included process optimization for Tirbanibulin.

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

R&D activities are central to our business model. We expect our R&D expenses to decrease overall, as the development of most non-Cell Therapy technologies has been suspended. R&D expenses related to our Cell Therapy platform are expected to continue to increase as we prepare for additional clinical and preclinical studies for our Cell Therapy programs. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial, regulatory and public health factors beyond our control will likely impact our clinical development programs and plans.

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

We anticipate that our SG&A costs associated with the commercialization of the Orascovery platform will decrease in future periods. Meanwhile, we anticipate that cost related to legal, compliance, accounting and investor and public relations expenses associated with being a public company will remain consistent.

Impairments

Impairments are recognized when the carrying value of goodwill, intangible assets, and other long-lived assets are in excess of their fair value. Long-lived assets are tested for impairment annually, or more frequently if a triggering event occurs.

Interest Expense and Interest Income

Interest expense consists of stated interest payments and amortization of debt discount on our Senior Credit Agreement with Oaktree and interest expense recognized from amortizing our Royalty Financing Liability. We expect interest expense related to our Senior Credit Agreement with Oaktree to decrease as additional principal payments are made. Interest income consists primarily of interest generated from our cash and short-term investments in U.S. Treasury securities, U.S. agency securities, high rated commercial papers and corporate bonds.

Loss on Extinguishment of Debt

The loss on extinguishment of debt is the result of the amendments to and prepayments on the Senior Credit Agreement with Oaktree. The amendments to the Senior Credit Agreement resulted in exit and prepayment fees and the recognition of the unamortized debt discount as a loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Year ended December 31,
	2022	2021	Change
	(in thousands)	(in thousands)	(in thousands)%
Revenue
Product sales, net	$90,884	$68,505	$22,379	33%
License and other revenue	11,937	26,864	(14,927)	-56%
Total revenue	$102,821	$95,369	7,452
Cost of sales	(76,118)	(62,892)	(13,226)	21%
Gross profit	26,703	32,477	(5,774)
Research and development expenses	(51,758)	(77,668)	25,910	-33%
Selling, general, and administrative expenses	(44,880)	(64,230)	19,350	-30%
Impairments	(79)	(41,011)	40,932	100%
Interest income	363	128	235	184%
Interest expense	(25,843)	(20,654)	(5,189)	25%
Loss on extinguishment of debt	(3,134)	—	(3,134)	-100%
Income tax benefit (expense)	(347)	10,604	(10,951)	NM
Net loss from continuing operations	(98,975)	(160,354)	61,379
Loss from discontinued operations	(5,448)	(41,682)	36,234	-87%
Net loss	(104,423)	(202,036)	97,613
Less: net loss attributable to non-controlling interests	(996)	(2,268)	1,272	56%
Net loss attributable to Athenex, Inc.	$(103,427)	$(199,768)	$96,341

*NM used to indicate a percentage change that is not meaningful

Revenue

Product sales for the year ended December 31, 2022 was $90.9 million, an increase of $22.4 million, or 33%, as compared to $68.5 million for the year ended December 31, 2021. This increase was primarily attributable to the launch of two additional APD products, contributing $11.6 million in net product sales, and increased demand for three products on the FDA shortage list, contributing $12.0 million in net product sales.

License fees and other revenue decreased to $11.9 million for the year ended December 31, 2022, from $26.9 million for the year ended December 31, 2021, a decrease of $14.9 million, or 56%. During the year ended December 31, 2022, we recorded $2.5 million and $5.0 million of license revenue pursuant to our license agreement with Almirall upon the completion of a line extension milestone and upon the launch of Klisyri in three major European countries, respectively, and $1.6 million related to the approval of Tirbanibulin in Taiwan under the 2011 PharmaEssentia Agreement. During the year ended December 31, 2021, we recorded $20.0 million and $5.0 million of license revenue pursuant to our license agreement with Almirall upon the launch of Klisyri in the U.S. in February 2021 and in Europe in September 2021, respectively, and $0.5 million related to the upfront fee pursuant to the Second Amendment to the PharmaEssentia Agreement, for the license of Tirbanibulin in Japan and South Korea. Further, we received royalties from the sales of Klisyri of $2.3 million during the year ended December 31, 2022, an increase of $1.3 million from the $1.0 million in royalties received in 2021.

Cost of Sales

Cost of sales totaled $76.1 million for the year ended December 31, 2022, an increase of $13.2 million, or 21%, as compared to $62.9 million for the year ended December 31, 2021. Gross profit as a percentage of product sales was 16.2% for the year ended December 31, 2022, and 8.2% for the year ended December 31, 2021. The increase in gross profit as a percentage of product sales was due primarily to the increased contribution from the sales of three FDA shortage products during 2022.

Research and Development Expenses

R&D expenses totaled $51.8 million for the year ended December 31, 2022, a decrease of $25.9 million, or 33%, as compared to $77.7 million for the year ended December 31, 2021. This was primarily due to a decrease in costs related to Oral Paclitaxel, costs for clinical operations for the Orascovery platform, compensation, and drug licensing costs, and included the following:

•
$13.5 million decrease in Oral Paclitaxel product development, API, and medical affairs costs associated with the potential product launch in 2021;
•
$8.7 million decrease in costs of clinical operations and regulatory affairs related to the Orascovery platform after the slow down of clinical and regulatory activities following receipt of the CRL in 2021;
•
$4.5 million decrease in R&D related compensation expenses;
•
$3.3 million decrease in drug licensing costs, due to a license milestone payment related to Arginine deprivation therapy and the repurchase of Orascovery rights from Xiangxue in 2021; and
•
$1.2 million decrease in costs of preclinical operations, primarily related to the Orascovery platform.

The decrease in these R&D expenses was partially offset by a $3.9 million increase in costs to develop the NKT cell therapies and a $1.4 million increase in process optimization costs related to Tirbanibulin.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses totaled $44.9 million for the year ended December 31, 2022, a decrease of $19.4 million, or 30%, as compared to $64.2 million for the year ended December 31, 2021. This was primarily due to a $11.5 million decrease in pre-launch costs for Oral Paclitaxel that significantly slowed upon receipt of the Complete Response Letter in 2021. In addition, we recorded a $4.2 million gain on the change in fair value of contingent consideration during 2022 related to the probability of milestones associated with one of the cell therapy pipeline programs, as opposed to a $4.2 million loss on the change in fair value of contingent consideration during 2021. Operating costs, including insurance costs, IT costs, and other professional fees decreased in 2022 by $2.4 million. These decreases were partially offset by an increase in compensation related costs of $2.9 million in 2022.

Impairments

During the year ended December 31, 2021, we recognized goodwill impairment expense of $41.0 million. This impairment was related to the Oncology Innovation Platform reporting unit, representing a full impairment of the goodwill allocated to that reporting unit. Goodwill impairment is the excess of a reporting unit's carrying amount over its fair value. The decrease in our estimation of the reporting unit's fair value was related to the Company's decision to no longer pursue regulatory approval for Oral Paclitaxel monotherapy for the treatment of mBC in the U.S. Impairment in the year ended December 31, 2022 was the result of the discontinuation of a project within Comprehensive Drug Enterprises' ("CDE") in-process research and development ("IPR&D").

Interest Income and Interest Expense

Interest income consisted of interest earned on our short-term investments and increased by $0.2 million, or 184%, from 2021 to 2022 due to increases in market rates for commercial paper, corporate bonds, and U.S. Treasury securities. Interest expense for the year ended December 31, 2022 totaled $25.8 million, an increase of $5.2 million, or 25%, as compared to $20.7 million for the year ended December 31, 2021. This increase was primarily due to $11.2 million of interest recognized on our Royalty Financing Liability during 2022. This was partially offset by a $6.0 million decrease in interest expense recorded on borrowings under the Senior Credit Agreement with Oaktree as the result of principal payments made during the year.

Loss on Extinguishment of Debt

We recognized a $3.1 million loss on the extinguishment of debt related to the prepayments we made to Oaktree during 2022 under the amendment to the Senior Credit Agreement related to the sale of our leasehold interest in the Dunkirk Facility, the RIPA, and the sale of our equity interests in the China API Operations. We did not incur a loss on the extinguishment of debt during the year ended December 31, 2021.

Income Tax (Expense) Benefit

Income tax expense for the year ended December 31, 2022 was primarily the result of foreign tax withholdings on license revenue. For the year ended December 31, 2021, income tax benefit amounted to $10.6 million, which is the result of taxable temporary difference due to the deferred tax liability recognized for the indefinite lived intangible assets acquired in connection with the acquisition of Kuur’s IPR&D. This taxable temporary difference is considered a source of taxable income to support the realization of deferred tax assets from the acquirer which resulted in a reversal of our valuation allowance.

Loss from discontinued operations

Loss from discontinued operations is comprised of operating results of the activities related to the Dunkirk Facility, China API Operations, and 503B Operations. The operations related to the Dunkirk Facility recorded a gain of $12.5 million in 2022 and a loss of $7.8 million in 2021. This was primarily due to the gain on the sale of the Dunkirk Facility of $14.5 million and a decrease in general and administrative expenses of $8.3 million during the year ended December 31, 2022. The China API Operations recorded a loss of $12.3 million in 2022 and a loss of $28.9 million in 2021. This was primarily due to impairment of goodwill and other long-lived assets of $23.8 million during the year ended December 31, 2021, and the reserve of excess inventory of $7.1 million and sale of pilot products of $3.1 million during the year ended December 31, 2022. Lastly, the 503B operations recorded a loss of $5.7 million in 2022 and a loss of $5.0 million in 2021. In 2022, the 503B operations experienced a decrease in gross margin due to increases in material, labor, and overhead costs and recorded impairment of long-lived assets of $1.5 million related to the operations being classified as held-for-sale. In 2021, the primary cause of the loss was the goodwill impairment of $4.6 million recorded during the year ended December 31, 2021.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our cash requirement was primarily cash used for our R&D programs, SG&A costs associated with our operations, the development of our specialty drug operations in our Commercial Platform, and 503B operations and the investment we made in our pre-launch activities in anticipation of commercializing our proprietary drugs. We incurred net losses of $104.4 million and $202.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $1,016.8 million. Our operating activities from continuing operations used $64.3 million and $129.8 million of cash during the years ended December 31, 2022 and 2021, respectively. We intend to continue to advance our various clinical and pre-clinical programs which could lead to increased cash outflow of R&D costs. While we expect our R&D expenses to remain at a decreased level from prior periods, as the development of most non-Cell Therapy technologies has been suspended, R&D expenses related to our Cell Therapy platform are expected to increase as we prepare for additional clinical and preclinical studies for our Cell Therapy programs. We can provide no assurance that the funding requirements to diversify the product portfolio for specialty drug products in the Commercial Platform will decline in the future. Our principal sources of liquidity as of December 31, 2022 were cash and cash equivalents totaling $30.4 million, restricted cash of $5.2 million, held in a controlled bank account in connection with the Senior Credit Agreement with Oaktree, and short-term investments totaling $1.1 million, which are generally high-quality investment grade corporate debt securities.

ATM Financing

On August 20, 2021, we entered into a sales agreement with SVB Leerink LLC, in connection with the offer and sale of up to $100,000,000 of shares of our common stock, par value $0.001 per share, in an at-the-market offering (the “ATM Offering”). During the year ended December 31, 2022, we raised net proceeds of $9.4 million by selling 1,263,251 shares of our common stock for an average price of $7.40 per share under the Sales Agreement. During the year ended December 31, 2021, we raised net proceeds of $1.1 million by selling 38,142 shares of our common stock for an average price of $29.80 per share under the Sales Agreement. While we intend to continue selling shares of common stock in the ATM Offering, there can be no assurance that the ATM Offering will be available to us, that we will be able to sell shares of common stock at a price that is acceptable to our Board of Directors, or that we will be successful in raising significant capital in the offering.

Public Offering of Stock

In August 2022, we completed an underwritten public offering in which we sold 1,766,667 shares of common stock, common warrants to purchase up to 2,000,000 shares of common stock at a price of $20.00 per share, and pre-funded warrants to purchase up to 233,334 shares of common stock at a price of $0.02 per share. The shares of common stock, together with the common warrants, were sold at $15.00 per share and accompanying common warrant, and the pre-funded warrants, together with the common warrants, were sold at $14.98 per pre-funded warrant and accompanying common warrant. The common and pre-funded warrants were exercisable immediately and will expire five years from the date of issuance. We received net proceeds of $28.1 million, after deducting discounts, commissions, and offering expenses. We are using the net proceeds from this offering to fund ongoing clinical development for our product candidates and for working capital and other general corporate purposes.

Indebtedness

We had $129.1 million and $148.7 million of debt as of December 31, 2022 and 2021, respectively. As of December 31, 2022, this consisted of the $86.7 million royalty financing liability under the RIPA, the Senior Credit Agreement with Oaktree of $37.0 million, and finance and operating lease obligations of $5.4 million. As of December 31, 2021, this consisted of the Senior Credit Agreement with Oaktree of $141.3 million and finance and operating lease obligations of $7.3 million.

The sale of the interest in U.S. and European royalties and milestones to Sagard and Oaktree in connection with the Revenue Interest Purchase Agreement was recorded as a royalty financing liability due to our significant continued involvement in the cash flows due to the Purchasers. The RIPA contains various representations and warranties, information rights, non-financial covenants, and indemnification obligations, however, this liability is not guaranteed by the Company. During the year ended December 31, 2022, the Company received Klisyri royalties of $0.9 million, which were remitted to the Purchasers.

Oaktree Senior Credit Agreement

On June 19, 2020 (the “Closing Date”), we entered into the Senior Credit Agreement to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%, payable quarterly. We are required to make quarterly interest-only payments until June 19, 2022, after which we are required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Between September 2020 and February 2022, we were required to pay a commitment fee on any undrawn commitments equal to 0.6% per annum, payable on each subsequent funding date and the commitment termination date. We are also required to pay an exit fee at maturity equal to 2.0% of the aggregate principal amount of the loans funded under the Senior Credit Agreement. Three tranches in the aggregate amount of $150.0 million were drawn prior to December 31, 2020. Our ability to draw the remaining tranches of the Senior Credit Agreement was associated with the marketing approval and future sales of Oral Paclitaxel. These tranches were reduced to zero in connection with the Third Amendment described below and are not available for future borrowing.

We are required to make mandatory prepayments of the senior secured loans with net cash proceeds from certain asset sales or insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights. In connection with the sale of the Dunkirk Facility in February 2022, we entered into an amendment to the Senior Credit Agreement (the “Third Amendment”) whereby we were required to repay $25.0 million, or 62.5% of the proceeds from the sale, of the outstanding principal of the loan. In addition, on the date of closing the Dunkirk Transaction, we were required to pay (i) accrued and unpaid interest and (ii) a 7.0% fee, allocated as a 2.0% Exit Fee and a 5.0% Prepayment Fee (each as defined in the Senior Credit Agreement), on the principal amount being repaid. We were required to pay Oaktree an amendment fee of $0.3 million and certain related expenses. Further, the Third Amendment required us to make an additional prepayment of $12.5 million in principal plus the costs and fees described above on June 14, 2022. In June 2022, the Company entered into two additional amendments to the Senior Credit Agreement with Oaktree (the "Fourth Amendment" and the "Fifth Amendment"). In connection with the Fourth Amendment and the Fifth Amendment to the Senior Credit Agreement, effective in connection with the execution of the RIPA, we were required to repay $52.5 million of the loan, along with (i) accrued and unpaid interest and (ii) a 5.0% fee, allocated as a 2.0% Exit Fee and a 3.0% Prepayment Fee on the principal amount being repaid. Under the Sixth Amendment to the Senior Agreement, entered into in connection with the sale of the China API Operations in August 2022 (the "Sixth Amendment"), we were required to repay $6.8 million of the loan, along with (i) accrued and unpaid interest and (ii) a 5.0% fee, allocated as a 2.0% Exit Fee and a 3.0% Prepayment Fee on the principal amount being repaid. We made payments, inclusive of principal, interest, and fees, to Oaktree in the aggregate amount of $121.3 million during the year ended December 31, 2022. These payments include our scheduled repayments under the Credit Agreement and prepayments under the Third Amendment, Fourth Amendment, Fifth Amendment, and Sixth Amendment.

We may voluntarily prepay the Senior Credit Agreement at any time subject to a prepayment premium which equals 3.0% of the principal amount of the senior secured loans being repaid and is reduced over time until June 19, 2024, after which no prepayment premium is required.

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

The Senior Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, the Senior Credit Agreement contains certain financial covenants, including, among other things, maintenance of minimum liquidity and a minimum revenue test, measured quarterly until the last day of the second consecutive fiscal quarter where the consolidated leverage ratio does not exceed 4.5 to 1, provided that thereafter we cannot allow our consolidated leverage ratio to exceed 4.5 to 1, measured quarterly. Failure of the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company. At December 31, 2022, we were in compliance with all applicable covenants.

On March 7 and March 13, 2023, we received notices of certain alleged defaults and reservations of rights from Oaktree. The alleged defaults relate to (i) the Company exceeding the $10.0 million threshold for incurring additional indebtedness by having accounts payable owed to counterparties overdue by more than 90 days, (ii) the Company’s obligation to provide notice to Oaktree related to the foregoing, and (iii) the Company’s obligation to provide notice to Oaktree regarding the recent reverse stock split. Upon the occurrence of an Event of Default, Oaktree has the right to accelerate all amounts outstanding under the Senior Credit Agreement, in addition to other remedies available to it as a secured creditor of ours. If Oaktree accelerates the maturity of the indebtedness under the Senior Credit Agreement, we do not have sufficient capital available to pay the amounts due on a timely basis, if at all, and there is no guarantee that we would be able to repay, refinance or restructure the payments due under the Senior Credit Agreement. The Company responded to Oaktree, which included grounds upon which the Company disputes each of the alleged defaults. The Company has not reached a mutual agreement with Oaktree on this matter, and given the Company is in receipt of the notices of default and reservation of rights, which could result in payment to Oaktree on demand, the amounts due and outstanding to Oaktree are presented as a current obligation of the Company.

The Senior Credit Agreement contains events of default which are customary for financings of this type, in certain circumstances subject to customary cure periods. Oaktree has the right upon notice to accelerate all amounts outstanding under the Senior Credit Agreement, in addition to other remedies available to it as a secured creditor of the Company.

In connection with our entry into the Senior Credit Agreement, we granted warrants to Oaktree to purchase up to an aggregate of 45,420 shares of our common stock at a purchase price of $252.60 per share. Under the Third Amendment, the exercise price for 50% of the shares underlying the warrants was amended to be $22.00 per share. Under the Fourth Amendment, the exercise price for all of the shares underlying the warrants was amended to be $10.00 per share.

Outlook

We expect to explore and review a broad range of strategic alternatives with a goal of improving our balance sheet and supporting our development efforts and operations during 2023. We may also seek to access the capital markets to fund our operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements or by monetizing non-core assets, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. In addition, we have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth. We may borrow additional funds on terms that may include restrictive covenants, including covenants that further restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets.

As of December 31, 2022, we had cash and cash equivalents of $30.4 million, restricted cash of $5.2 million, and short-term investments of $1.1 million. We are implementing cost savings programs and plan to monetize non-core assets and raise capital in order to extend our cash runway in 2023. If we are unable to monetize assets or raise additional capital, we believe that the existing cash and cash equivalents, restricted cash, and short-term investments will fund operations into the second quarter of 2023 and will not be sufficient to fund our operations through the next twelve months beyond the date of the issuance of our consolidated financial statements. We have concluded that this, the notice of alleged defaults referenced above, and a forecasted violation of covenants on the Company's Senior Credit Agreement, raise substantial doubt about our ability to continue as a going concern. See Part II, Item 8. Note 1—Company and Nature of Business for further information regarding our ability to continue as a going concern. We have based these estimates on assumptions that may prove to be wrong, and we could spend the available financial resources much faster than expected and need to raise additional funds sooner than anticipated. Although we plan to raise additional funds though the sale of non-core assets and selling equity securities, these plans are subject to market conditions which are outside of our control, and therefore cannot be deemed to be probable. There can be no assurance that additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.

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

While we made significant progress on our strategy to dispose of non-core assets, as discussed above in “—Non-core Asset Developments,” our expenses could increase as we continue to fund clinical and preclinical development of our research programs by advancing our Cell Therapy programs, certain candidates in our pipeline, our specialty drug products, working capital and other general corporate purposes. We have based our estimates on assumptions that might prove to be wrong and we might use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to accurately estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development and commercialization of our drug candidates.

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

Cash Flows

The following table provides information regarding our cash flows from continuing and discontinued operations for the years ended December 31, 2022, and 2021:

	Year ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities from continuing operations	$(64,348)	$(129,796)
Net cash provided by investing activities from continuing operations	7,536	127,851
Net cash provided by financing activities from continuing operations	2,371	2,737
Net cash provided by (used in) discontinued operations	38,893	(35,725)
Net effect of foreign exchange rate changes	(534)	548
Net decrease in cash, cash equivalents, and restricted cash	$(16,082)	$(34,385)

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

During the year ended December 31, 2022, operating activities from continuing operations used $64.3 million of cash, which resulted principally from our net loss from continuing operations of $99.0 million, adjusted for non-cash charges of $22.8 million, and cash provided by our operating assets and liabilities of $11.8 million. Our prepaid expenses and other current assets, accounts payable and accrued expense balances in all periods presented were affected by the timing of vendor invoicing and payments. Our net non-cash charges during the year ended December 31, 2022 consisted of $14.6 million of amortization of debt discount and royalty financing liability, $6.3 million of stock-based compensation expense, $3.1 million of loss on extinguishment of debt, $2.3 million depreciation and amortization expense, partially offset by a $4.2 million change in fair value of contingent consideration. Our operating assets increased $5.2 million for accounts receivable mainly related to the timing of revenues, and increased $19.6 million for inventory of specialty drug products to service the demand for our shortage products and products launched during the year. Our operating liabilities increased by $35.9 million mainly due to an increase in accounts payable, accrued clinical expenses related to Cell Therapy, accrued wages and benefits, and accrued selling fees and rebates associated with increased sales of specialty drug products. Net cash used in operating activities from discontinued operations in 2022 was $10.7 million, primarily related to the operating expenses incurred by the activities at the Dunkirk Facility and China API Operations.

During the year ended December 31, 2021, operating activities from continuing operations used $129.8 million of cash, which resulted principally from our net loss from continuing operations of $160.4 million, adjusted for non-cash charges of $60.4 million, non-cash income tax benefit of $10.8 million related to the reversal of our valuation allowance on our deferred tax assets to offset the deferred tax liability assumed in connection with the acquisition of Kuur’s IPR&D, and cash used by our operating assets and liabilities of $19.0 million. Our net non-cash charges during the year ended December 31, 2021 consisted of $41.0 million of impairment of goodwill and intangible assets, $9.2 million of stock-based compensation expense, $3.1 million depreciation and amortization expense, $4.2 million change in fair value of contingent consideration, $2.9 million amortization of debt discount, and $0.6 million write-off of deferred debt issuance costs related to the revenue interest financing with Sagard in 2020. Net cash used in operating activities from discontinued operations in 2021 was $12.6 million, related to operations of the Dunkirk Facility, China API Operations, and 503B operations.

Net Cash Provided by Investing Activities

In 2022, cash provided by investing activities of continuing operations of $7.5 million was primarily attributable to $9.6 million in the sale and maturity of short-term investments, net of purchases. This was partially offset by $1.6 million in payments for licenses and $0.4 million in purchases of property and equipment. Net cash provided by investing activities of discontinued operations in 2022 was $50.4 million, primarily due to the proceeds of $40.0 million and $12.5 million from the sales of the Dunkirk Facility and China API Operations, respectively, partially offset by purchases of property and equipment at the discontinued operations of $2.2 million.

In 2021, cash provided by investing activities of continuing operations of $127.8 million was primarily attributable to $128.9 million in the sale and maturity of short-term investments, net of purchases, and $1.4 million cash received from the acquisition of Kuur, partially offset by $2.1 million in payments for licenses and $0.5 million purchases of property and equipment. Net cash used in investing activities of discontinued operations in 2021 was $22.8 million, related to purchasing property and equipment at the Dunkirk Facility and China API Operations.

Net Cash Provided by Financing Activities

In 2022, cash provided by financing activities of continuing operations was $2.4 million and was primarily comprised of $76.5 million in net proceeds from the issuance of the royalty financing liability, $27.7 million in net proceeds from the sale of common stock under the ATM Offering, public stock offering, and 2017 Employee Stock Purchase Plan, and $10.4 million from the issuance of pre-funded and common warrants, partially offset by the $105.4 million repayment of long-term debt and $6.5 million in costs related to the repayment of such debt. Net cash used by financing activities of discontinued operations in 2022 was $0.8 million which was related to the repayment of the Chongqing Maliu debt at our China API Operations.

In 2021, cash provided by financing activities of continuing operations was $2.7 million, which primarily consisted of the proceeds from the exercise of stock options of $1.6 million, proceeds from the sale of shares in the ATM Offering of $1.3 million in December, partially offset by the repayment of finance lease obligations of $0.1 million. Net cash used in financing activities of discontinued operations in 2021 was $0.3 million, related to the repayment of finance lease obligations.

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
Repayment of indebtedness;
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

Contractual Obligations

A summary of our contractual obligations as of December 31, 2022 is as follows:

	Payments Due by Period				Total
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Amounts Committed
	(in thousands)
Operating leases	$2,238	$3,506	$479	$—	$6,223
Long-term debt	56,027	—	—	—	56,027
Finance lease obligations	147	110		—	257
License fees	1,167	—	—	—	1,167
	$59,579	$3,616	$479	$—	$63,674

Our operating and finance leases are principally for facilities and equipment. We currently lease office space in the U.S. and foreign countries to support our operations as a global organization. The operating leases in the above table include our several locations with the amounts committed by each location: (1) the rental of our global headquarters in the Conventus Center for Collaborative Medicine in Buffalo, NY; (2) the rental of the Commercial Platform headquarters in Chicago, IL; (3) the rental of our clinical research headquarters in Cranford, NJ; (4) the rental of our contract research organization throughout Latin America; (5) the rental of our office in Houston, TX; and (6) the rental of other facilities and equipment located mainly in Buffalo, NY. These locations represent $3.3 million, $1.4 million, $0.1 million, less than $0.1 million, $0.1 million, and $1.3 million, respectively, of the total amounts committed. In addition to the minimum rental commitments on our operating leases we may also be required to pay amounts for taxes, insurance, maintenance and other operating expenses.

The long-term debt includes our indebtedness under the Senior Credit Agreement with Oaktree. The finance lease obligations represent leases of equipment in our office in Buffalo, NY. The license fees in the above table represent the amount committed and accrued under in-license agreements for specialty drug products by the Commercial platform.

The Company is obligated to remit funds collected from certain Klisyri royalties and milestones under the License Agreement with Almirall to the Purchasers under the RIPA. The Company retained the right to receive 50% of certain of the milestone interests under the License Agreement, equal to $155.0 million in the aggregate if those milestones are achieved, and 50% of the royalties paid under the License Agreement for sales of Klisyri once net sales of Klisyri exceed a certain dollar amount. The estimates of these cash flows are excluded from the above table.

In addition, we have certain obligations under licensing arrangements with third parties contingent upon achieving various development, regulatory, and commercial milestones. Pursuant to our purchase agreement of Kuur Therapeutics, we may be required to make payments worth up to $115.0 million, payable in cash of shares of our common stock, upon the occurrence of certain development and regulatory milestones related to our NKT cell therapy. Pursuant to our license agreement with Baylor College of Medicine, we may be required to pay up to $128.5 million upon the occurrence of certain development and sales milestones. Pursuant to the license agreement with XLifeSc, our 55% owned joint venture Axis Therapeutics Limited, we may be required to make cash payments worth up to $108.0 million upon the occurrence of certain regulatory milestones related to XLifeSc’s proprietary TCR-T technology, and make royalty payments representing a percentage of aggregate net income generated by sales of licensed products. Pursuant to our license agreements with Hanmi, we may be required to make equity payments of $24.0 million upon regulatory approval of a product within the Orascovery platform and make tiered royalty payments based on net sales of any product using the licensed intellectual property. These amounts are not included in the table above.

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

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP related to the Company's approved and late-stage drug candidates is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. The Company recognized $9.2 million and $0.5 million in license revenue from out-license arrangements for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2021, the Company received $2.0 million in upfront fees for a license of TCR-T technology, which was deemed not to be distinct, as the IP is in an early stage and is dependent on development activities to be performed by the Company, and $0.7 million for licenses of Klisyri in territories in which it is not yet approved and further development activities are required to be performed by the Company. Therefore these licenses of IP and the development services were considered a bundled performance obligation. As of December 31, 2022, this bundle of performance obligations was not satisfied and the corresponding $2.7 million was recorded as deferred revenue on the Company's consolidated balance sheet.

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

To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price. The Company did not recognize revenue from other performance obligations included in the Company’s out-licensing agreements during the years ended December 31, 2022 or 2021.

Certain out-license agreements include performance obligations to manufacture and provide drug product in the future for commercial sale when the licensed product is approved. For the commercial, sales-based royalties, the consideration is predominantly related to the licensed IP and is contingent on the customer’s subsequent sales to another commercial customer. Consequently, the sales- or usage-based royalty exception would apply. Revenue will be recognized for the commercial, sales-based milestones as the underlying sales occur. The Company recognized $2.5 million and $25.0 million in commercial milestones during the years ended December 31, 2022 and 2021, respectively. The Company recorded $2.3 million and $0.7 million of royalty revenue related to sales of Tirbanibulin during the years ended December 31, 2022 and 2021, respectively.

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation. The Company did not use any other significant judgments related to out-licensing revenue during the years ended December 31, 2022 and 2021.

2.
Commercial Platform

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference, if any, between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of December 31, 2022 and 2021, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $29.5 million and $22.9 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $179.9 million and $129.0 million for the years ended December 31, 2022 and 2021, respectively.

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

Liability related to the sale of future royalties

The Company treats the liability related to the sale of future royalties, as discussed further in Part II, Item 8. Note 12 - Debt and Lease Obligations, as a debt instrument, amortized under the effective interest rate method over the estimated life of the revenue streams. The Company recognizes interest expense thereon using the effective interest rate, which is based on its current estimates of future revenues over the life of the arrangement. The Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent its estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of the deferred royalty obligation. The assumptions used in determining the expected repayment term of the royalty financing liability and amortization period of the issuance costs require that the Company makes significant estimates that could impact the short-term and long-term classification of the royalty financing liability, interest recorded on such liability, as well as the period over which such costs will be amortized.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Athenex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athenex, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, and does not have sufficient cash on hand or available liquidity to fund its operations or repay its outstanding debt. Further, the Company is forecasting noncompliance with its debt covenants, and has received notices of defaults under its Senior Credit Agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Chargebacks – Refer to Note 19 (Commercial Platform) to the consolidated financial statements

Critical Audit Matter Description

The Company has revenue agreements with certain independent pharmaceutical wholesalers to sell and distribute specialty products. These wholesalers then sell these specialty drug products to an end-user (Hospital, alternative healthcare facility, etc.). In such case, sales are initially recorded at the price sold to the wholesaler. Because these prices will be reduced for the end-user, the Company records a contra asset in accounts receivable and a reduction to revenue at the time of the sale, using the difference between the list price and the estimated end-user contract price. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference between the original list price and price at which the product was sold to the end-user and such chargeback is offset against the initial estimated contra asset. The provision for chargebacks as of December 31, 2022 was $29.5 million, included as a reduction of accounts receivable.

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

Accounting for Kuur In-Process Research and Development and Contingent Consideration – Refer to Note 8 (Kuur IPR&D) and Note 13 (Contingent Consideration) to the consolidated financial statements

Critical Audit Matter Description

The Company entered into an Agreement and Plan of Merger with Kuur Therapeutics, Inc. (“Kuur”) in May 2021, where the Company acquired 100 percent of the outstanding shares of Kuur (the “Merger”). The Company estimated fair values on May 4, 2021 for the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Merger. Included in the allocation of consideration, the Company recognized in-process research and development (“IPR&D”) indefinite-lived intangible assets, in addition to a contingent consideration liability. Subsequent to the acquisition date, IPR&D intangible assets are not amortized, but rather are tested annually for impairment on May 1, or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party. The Company remeasures contingent consideration arrangements at fair value at each reporting period until the contingency is resolved. The Kuur IPR&D indefinite-lived intangible assets and contingent consideration liability were $64.9 million and $19.9 million, respectively, as of December 31, 2022.

We identified the Company’s subsequent accounting of the acquired Kuur IPR&D indefinite-lived intangible assets, in addition to the ongoing contingent consideration liability recognized as a critical audit matter because of the judgments necessary for management to estimate the fair values of such balances. The significant assumptions used to estimate the fair value of the Kuur IPR&D and contingent consideration liability included discount rates, as well as certain other business-related assumptions that form the basis of forecasted financial results, including probability of success factors, revenue forecasts and anticipated market penetration rates. Given the complexity of these assumptions, as well as the use of both business-related and market-related valuation techniques, this matter required a high degree of auditor judgment, and an increased extent of effort including involvement of fair value specialists, when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s subsequent accounting for acquired IPR&D, as well as the contingent consideration liability recognized in connection with the Merger, included the following, among others:

•
We assessed the reasonableness of management’s key estimates and assumptions used in these valuation models. We met with the key individuals from the senior leadership team and key personnel involved in the forecasting process to discuss and evaluate management’s evidence to support the probability of success factors, revenue forecasts and anticipated market penetration rates. We tested the completeness and accuracy of the underlying data. For example, to evaluate probability of success with a potential drug candidate, we compared the Company’s probability of success factors associated with Kuur IPR&D to market studies for similar products. We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies used to determine the fair value of the Kuur IPR&D as of the annual measurement date and measurement of the contingent considerations liability, including testing the mathematical accuracy of the calculation, the discount rate and company specific risks.

Revenue Interest Purchase Agreement – Refer to Note 12 (Royalty Financing Liability) to the consolidated financial statements

Critical Audit Matter Description

The Company entered into a Revenue Interest Purchase Agreement (the “RIPA”) for the sale of revenues from U.S. and European royalty and milestone interests in Klisyri® (tirbanibulin) for an aggregate purchase price of $85.0 million. The Company evaluated the terms of the RIPA and concluded that the features of the transaction, namely the Company's significant involvement in the cash flows due to the purchasers, are similar to those of a debt instrument. The Company recorded $86.7 million as long-term debt related to the royalty financing liability as of December 31, 2022.

We identified the royalty financing liability as a critical audit matter given the Company applied significant judgment in determining the appropriate accounting treatment for the transaction in addition to the judgments necessary for management to estimate the fair values of such balances. The royalty financing liability related to the sale of future revenue and the related interest expense are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement, as well as the period over which such costs will be amortized. Given the complexity of the judgments applied by management in determining the appropriate accounting treatment as well as the complexity of these assumptions, this matter required a high degree of auditor judgment, and an increased extent of effort when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s accounting for the royalty financing liability included the following, among others:

•
We evaluated whether the transaction had been properly accounted for in accordance with the relevant accounting principles generally accepted in the United States of America.
•
We assessed the reasonableness of management’s process for determining the valuation of the royalty financing liability. We met with the key individuals from the senior leadership team and key personnel involved in the forecasting process to discuss and evaluate management’s evidence for projected royalty revenue, which included an evaluation of consistency with external market and industry data, and consistency with evidence obtained in other areas of the audit. We tested the completeness and accuracy of underlying data used in determining the valuation of the liability.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 20, 2023

We have served as the Company’s auditor since 2015.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$30,437	$35,202
Restricted cash	5,183	16,500
Short-term investments	1,071	10,207
Accounts receivable, net of chargebacks and other deductions of $29,470 and $22,869, respectively, and provision for credit losses of $9,676 and $9,069, respectively	27,865	22,778
Inventories	42,654	23,068
Prepaid expenses and other current assets	10,578	5,337
Discontinued operations, current portion	7,141	20,303
Total current assets	124,929	133,395
Property and equipment, net	1,824	3,191
Intangible assets, net	72,112	71,896
Operating lease right-of-use assets, net	4,219	5,670
Other assets	804	1,071
Discontinued operations, non-current portion	167	52,225
Total assets	$204,055	$267,448
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$33,682	$12,485
Accrued expenses	35,365	23,678
Current portion of operating lease liabilities	2,087	2,478
Current portion of long-term debt and finance lease obligations	37,127	46,076
Current portion of contingent consideration	900	—
Discontinued operations, current portion	5,718	11,331
Total current liabilities	114,879	96,048
Long-term liabilities:
Long-term operating lease liabilities	3,051	4,494
Long-term debt and finance lease obligations	93	95,607
Royalty financing liability	86,745	—
Deferred tax liabilities	1,751	1,751
Contingent consideration	18,986	24,076
Other long-term liabilities	2,731	3,046
Discontinued operations, non-current portion	—	7,974
Total liabilities	228,236	232,996
Commitments and contingencies (Note 20)
Stockholders' equity:
Common stock, par value $0.001 per share, 25,000,000 and 12,500,000 shares authorized at December 31, 2022 and 2021, respectively; 8,711,696 and 5,590,149 shares issued at December 31, 2022 and 2021, respectively; 8,626,769 and 5,506,503 shares outstanding at December 31, 2022 and 2021, respectively	9	6
Additional paid-in capital	1,017,194	972,509
Accumulated other comprehensive income (loss)	887	(487)
Accumulated deficit	(1,016,839)	(913,412)
Less: treasury stock, at cost; 84,928 and 83,646 shares at December 31, 2022 and 2021, respectively	(7,757)	(7,485)
Total Athenex, Inc. stockholders' (deficit) equity	(6,506)	51,131
Non-controlling interests	(17,675)	(16,679)
Total stockholders' (deficit) equity	(24,181)	34,452
Total liabilities and stockholders' (deficit) equity	$204,055	$267,448

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue:
Product sales, net	$90,884	$68,505
License and other revenue	11,937	26,864
Total revenue	102,821	95,369
Cost of sales	76,118	62,892
Gross profit	26,703	32,477
Operating expenses:
Research and development expenses	51,758	77,668
Selling, general, and administrative expenses	44,880	64,230
Impairments	79	41,011
Total operating expenses	96,717	182,909
Operating loss	(70,014)	(150,432)
Interest and other income	(363)	(128)
Interest expense	25,843	20,654
Loss on extinguishment of debt	3,134	—
Loss from continuing operations before income tax expense (benefit)	(98,628)	(170,958)
Income tax expense (benefit)	347	(10,604)
Net loss from continuing operations	(98,975)	(160,354)
Loss from discontinued operations (Note 3)	5,448	41,682
Net loss	(104,423)	(202,036)
Less: net loss attributable to non-controlling interests	(996)	(2,268)
Net loss attributable to Athenex, Inc.	$(103,427)	$(199,768)
Unrealized gain on investment, net of income taxes	465	506
Foreign currency translation adjustment, net of income taxes	909	141
Comprehensive loss	$(102,053)	$(199,121)
Basic and diluted loss per Athenex, Inc. common share (Note 16):
Net loss from continuing operations	$(14.98)	$(30.42)
Net loss from discontinued operations	(0.83)	(8.02)
Net loss per share attributable to Athenex, Inc. common stockholders	$(15.81)	$(38.44)
Weighted-average shares used in computing net loss per share attributable to Athenex, Inc. common stockholders, basic and diluted (Note 16)	6,541,068	5,196,923

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated			Total
			Additional		other			Athenex, Inc.	Non-	Total
	Common Stock		paid-in	Accumulated	comprehensive	Treasury Stock		stockholders'	controlling	stockholders'
	Shares	Amount	capital	deficit	(loss) income	Shares	Amount	equity (deficit)	interests	equity (deficit)
Balance at January 1, 2021	4,753,310	$5	$901,954	$(713,644)	$(1,134)	(83,646)	$(7,406)	$179,775	$(14,427)	$165,348
Sale of common stock through ATM and ESPP, net of costs of $35	42,220	—	1,342	—	—	—	—	1,342	—	1,342
Issuance of stock in connection with acquisition of Kuur	780,083	1	58,426	—	—	—	—	58,427	—	58,427
Issuance of common stock in connection with Cidal contingent consideration	565	—	1	—	—	—	—	1	—	1
Stock-based compensation cost	—	—	8,591	—	—	—	—	8,591	—	8,591
Restricted stock expense	—	—	616	—	—	—	—	616	—	616
Stock options exercised	13,971	—	1,579	—	—	—	—	1,579	—	1,579
Treasury stock repurchase	—	—	—	—	—	—	(79)	(79)	—	(79)
Disposal of non-controlling interest	—	—	—	—	—	—	—	—	16	16
Net loss	—	—	—	(199,768)	—	—	—	(199,768)	(2,268)	(202,036)
Other comprehensive gain, net of tax	—	—	—	—	647	—	—	647	—	647
Balance at December 31, 2021	5,590,149	6	972,509	(913,412)	(487)	(83,646)	(7,485)	51,131	(16,679)	34,452
Sale of common stock through ATM, net of costs of $291	1,263,251	1	9,394	—	—	—	—	9,395	—	9,395
Sale of common stock through ESPP	84,571	—	545	—	—	—	—	545	—	545
Sale of common stock through public offering, net of costs of $1,173	1,766,667	2	17,771	—	—	—	—	17,773	—	17,773
Issuance and modification of warrants, net of costs of $529	—	—	8,306	—	—	—	—	8,306	—	8,306
Issuance of pre-funded warrants, net of costs of $155	—	—	2,343	—	—	—	—	2,343	—	2,343
Stock-based compensation cost	—	—	5,576	—	—	—	—	5,576	—	5,576
Vesting of restricted stock units	7,058	—	750	—	—	—	—	750	—	750
Treasury stock repurchase	—	—	—	—	—	(1,282)	(272)	(272)	—	(272)
Net loss	—	—	—	(103,427)	—	—	—	(103,427)	(996)	(104,423)
Other comprehensive gain, net of tax	—	—	—	—	1,374	—	—	1,374	—	1,374
Balance at December 31, 2022	8,711,696	$9	$1,017,194	$(1,016,839)	$887	(84,928)	$(7,757)	$(6,506)	$(17,675)	$(24,181)

The accompanying notes are an integral part of these consolidated financial statements.

ATHENEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(98,975)	$(160,354)
Net loss from discontinued operations	(5,448)	(41,682)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	2,322	3,138
Stock-based compensation expense	6,326	9,207
Impairment of goodwill and intangible assets	79	41,011
Change in fair value of contingent consideration	(4,190)	4,237
Provision for credit losses	134	(456)
Amortization of debt discount	4,362	2,939
Change in fair value of royalty financing liability	10,240	—
Loss (gain) on disposal of assets	442	(331)
Loss on extinguishment of debt and write-off of deferred issuance costs	3,134	648
Deferred income taxes	—	(10,848)
Changes in operating assets and liabilities, net of effect of acquisition and disposals:
Receivables, net	(5,221)	(2,752)
Prepaid expenses and other assets	656	3,272
Inventories	(19,586)	(122)
Accounts payable and accrued expenses	35,929	(19,385)
Net cash used in operating activities of continuing operations	(64,348)	(129,796)
Cash flows from investing activities of continuing operations:
Purchase of property and equipment	(417)	(474)
Payments for licenses	(1,643)	(2,137)
Acquisition activity	—	1,425
Disposal activity	—	101
Purchases of short-term investments	(9,087)	(68,672)
Sale of short-term investments	18,683	197,608
Net cash provided by investing activities of continuing operations	7,536	127,851
Cash flows from financing activities of continuing operations:
Proceeds from sale of stock	29,177	1,343
Proceeds from issuance of royalty financing liability	81,500	—
Proceeds from issuance of warrants and pre-funded warrants	11,050	—
Costs incurred related to the sale of stock	(1,464)	—
Costs incurred related to the issuance warrants and pre-funded warrants	(684)	—
Costs incurred related to the issuance of royalty financing liability	(4,982)	—
Costs incurred related to the prepayment of debt	(6,515)	—
Proceeds from exercise of stock options	—	1,579
Repurchase of treasury stock	(272)	(79)
Repayment of finance lease obligations and long-term debt and royalty financing liability	(105,439)	(106)
Net cash provided by financing activities of continuing operations	2,371	2,737
Net (decrease) increase in cash, cash equivalents, and restricted cash from continuing operations	(54,441)	792
Net cash used in operating activities of discontinued operations	(10,666)	(12,585)
Net cash provided by (used in) investing activities of discontinued operations	50,366	(22,866)
Net cash used in financing activities of discontinued operations	(807)	(274)
Net increase (decrease) in cash and cash equivalents from discontinued operations	38,893	(35,725)
Cash, cash equivalents, and restricted cash beginning of period	51,702	86,087
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(534)	548
Cash, cash equivalents, and restricted cash, end of period (See Note 5)	$35,620	$51,702
Supplemental cash flow disclosures
Interest paid	$11,088	$20,336
Income taxes paid	$586	$108
Non-cash investing and financing activities:
Accrued purchases of property and equipment from continuing operations	$21	$246
Accrued purchases of property and equipment from discontinued operations	$—	$1,679
Modification of warrants	$283	$—
Accrued purchases of licenses	$1,138	$1,250
ROU assets recognized in exchange for new lease obligations	$146	$203
ROU assets derecognized from modification of operating lease obligations	$(128)	$(114)
Equity consideration in connection with acquisition	$—	$52,786

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

The Company is organized around two operating segments: (1) its Oncology Innovation Platform, dedicated to the research and development of our proprietary drugs; and (2) its Commercial Platform, focused on the sales and marketing of our specialty drugs and the market development of our proprietary drugs. The Company’s current clinical pipeline in the Oncology Innovation Platform is derived mainly from the following core technologies: (a) Cell Therapy, based on natural killer T ("NKT") cells, and (b) Orascovery, based on a P-glycoprotein pump inhibitor. The Company previously had a third operating segment, the Global Supply Chain Platform, focused on the current Good Manufacturing Practices ("cGMP") manufacturing and supply of active pharmaceutical ingredients and 503B sterile compounded pharmaceutical products. The components within this operating segment were discontinued during 2022 and are reported as discontinued operations. Refer to Note 3 – Discontinued Operations for additional information.

The Company is primarily engaged in conducting research and development activities through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting preclinical and clinical testing, identifying and evaluating additional drug candidates for potential in-licensing or acquisition, and raising capital to support development and commercialization activities. The Company also conducts commercial sales of specialty products through its wholly owned subsidiary, Athenex Pharmaceutical Division (“APD”).

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred operating losses since its inception and, as a result, as of December 31, 2022 and 2021 had an accumulated deficit of $1,016.8 million and $913.4 million, respectively. As of December 31, 2022, the Company had cash and cash equivalents of $30.4 million, restricted cash of $5.2 million, and short-term investments of $1.1 million. The Company projects insufficient liquidity to fund its operations through the next twelve months beyond the date of the issuance of these consolidated financial statements. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is in compliance with the minimum liquidity and minimum revenue financial covenants in the Senior Credit Agreement as of December 31, 2022. However, the Company received notices of certain alleged defaults and reservations of rights related to the Senior Credit Agreement, as described in Note 12 - Debt and Lease Obligations, and is forecasting noncompliance with the minimum liquidity covenant and minimum revenue covenant included within the Senior Credit Agreement during the twelve month period subsequent to the date of this filing. Pursuant to ASC 205-40-50, the Company’s forecast and analysis herein does not reflect management’s plans that are outside of the Company’s control as described below. Violation of any covenant under the Senior Credit Agreement provides the lenders with the option to accelerate the maturity of the amounts due under the Senior Credit Agreement, which was $44.7 million as of December 31, 2022. Should the lenders accelerate the maturity of the amounts due under the Senior Credit Agreement, the Company would not have sufficient cash on hand or available liquidity to repay the outstanding debt. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management’s plans include seeking additional funding through asset monetization, seeking funding through alternative means, and raising capital. There can be no assurances, however, that the Company will be able to monetize assets or obtain additional funding on favorable terms, or at all. Because management’s plans have not yet been finalized and are not within the Company’s control, such plans cannot be considered probable of being achieved. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Other Significant Risks and Uncertainties

In February 2021, the Company received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) regarding the Company’s New Drug Application (“NDA”) for oral paclitaxel and encequidar (“Oral Paclitaxel”) for the treatment of metastatic breast cancer (“mBC”), indicating that the application is not ready for approval in its present form. In the CRL, the FDA indicated its concern of safety risk to patients in terms of an increase in neutropenia-related sequelae on the Oral Paclitaxel arm compared with the IV paclitaxel arm in the Phase III study. The FDA also expressed concerns regarding the uncertainty over the results of the primary endpoint of objective response rate at week 19 conducted by blinded independent central review. During the second quarter of 2021, the Company held a Type A meeting with the FDA, where it provided additional analyses, including overall survival data on patient subgroups, to provide a more comprehensive summary of the risk/benefit assessment. In October 2021, after careful consideration of the FDA’s feedback, the Company determined to redeploy its resources to focus on the cell therapy platform and ongoing studies of Oral Paclitaxel.

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

Recent Financing Activity

Public Offering of Common Stock and Warrants

In August 2022, the Company completed an underwritten public offering in which it sold 1,766,667 shares of common stock, common warrants to purchase up to 2,000,000 shares of common stock at a price of $20.00 per share, and pre-funded warrants to purchase up to 233,334 shares of common stock at a price of $0.02 per share. The shares of common stock, together with the common warrants, were sold at $15.00 per share and accompanying common warrant, and the pre-funded warrants, together with the common warrants, were sold at $14.98 per pre-funded warrant and accompanying common warrant. The common and pre-funded warrants were exercisable immediately and will expire five years from the date of issuance. The Company received net proceeds of $28.1 million, after deducting discounts, commissions, and offering expenses.

At-the-market offering

On August 20, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC, in connection with the offer and sale of up to $100,000,000 of shares of the Company’s common stock, par value $0.001 per share (“ATM Shares”). The ATM Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to a registration statement on Form S-3 (File No. 333-258185) that became effective on August 12, 2021. During the year ended December 31, 2022, the Company sold 1,263,251 shares of its common stock for an average price of $7.40 per share under the Sales Agreement. During the year ended December 31, 2021, the Company sold 38,142 shares of its common stock for an average price of $29.80 per share under the Sales Agreement.

Sale of U.S. and European tirbanibulin royalty and milestone interests

On June 21, 2022, the Company and ATNX SPV, LLC, its newly-formed subsidiary (the "SPV"), entered into a Revenue Interest Purchase Agreement (the “RIPA”) with affiliates of Sagard Healthcare Partners (“Sagard”) and funds managed by Oaktree (together with Sagard, the “Purchasers”), for the sale of revenues from U.S. and European royalty and milestone interests in Klisyri® (tirbanibulin) for an aggregate purchase price of $85.0 million (“Purchase Price”). On June 29, 2022, the Purchasers paid the Company the Purchase Price. Of the total Purchase Price, $5.0 million was placed into escrow to be paid to the Company upon the satisfaction of certain manufacture and supply milestones for Klisyri prior to December 31, 2025, $5.0 million was used to pay for transaction expenses, $56.6 million was used to pay down principal, interest, and fees on the Company's Senior Credit Agreement with Oaktree, and $7.5 million was deposited and held in a segregated account of the Company (the “Segregated Funds”). The Segregated Funds were released to the Company upon the underwritten public offering in August 2022 and $1.5 million of the amount placed in escrow was released to the Company upon completion of an escrow release trigger milestone in September 2022. The $7.5 million of Segregated Funds and the remaining proceeds of $10.9 million were available for the Company's operations. Refer to Note 12 - Debt and Lease Obligations for additional information.

In connection with this transaction, the Company formed the SPV and contributed its interest in the License and Development Agreement with Almirall S.A. relating to Klisyri (the “License Agreement”) and certain related assets to the SPV. Oaktree and Sagard each own a 10% equity interest in the SPV. Pursuant to the RIPA, the SPV will sell its right to the cash received in respect of certain royalties and certain milestone interests under the License Agreement to the Purchasers. The SPV will retain the right to receive 50% of certain of the milestone interests under the License Agreement, equal to $155.0 million in the aggregate if those milestones are achieved, and 50% of the royalties paid under the License Agreement for sales of Klisyri once net sales of Klisyri exceed a certain dollar amount. Under its operating agreement, the SPV will be governed by a five-member board of directors to which the Company will appoint three directors, Oaktree will appoint one director, and Sagard will appoint one director.

Senior Secured Loan Agreement and Detachable Warrants

On June 19, 2020, the Company entered into a senior secured loan agreement and related security agreements (the “Senior Credit Agreement”) with Oaktree to borrow up to $225.0 million in five tranches with a maturity date of June 19, 2026, bearing interest at a fixed annual rate of 11.0%. The first tranche of $100.0 million was drawn by the Company prior to June 30, 2020, with the proceeds used in part to repay in full the outstanding loan and fees under the credit agreement with Perceptive Advisors LLC and its affiliates. The second and third tranches of $25.0 million each were drawn by the Company prior to December 31, 2020. The additional debt tranches amounting to an aggregate of $75.0 million were subject to the approval Oral Paclitaxel in the treatment of mBC, and therefore, became unavailable to the Company when it decided to no longer pursue regulatory approval in the U.S. The Company was required to make quarterly interest-only payments until June 19, 2022, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. The loan agreement contains specified financial maintenance covenants. The Company was in compliance with such covenants as of December 31, 2022.

In connection with the Senior Credit Agreement, the Company granted warrants to Oaktree to purchase an aggregate of up to 45,420 shares of the Company’s common stock at an initial purchase price of $252.60 per share. This transaction was accounted for as a detachable warrant at its fair value, using the relative fair value method, which is based on a number of unobservable inputs, and is recorded as an increase to additional paid-in-capital on the consolidated statement of stockholders’ equity. The fair value of the warrants was reflected as a discount to the term loan and amortized over the life of the term loan.

On January 19, 2022, the Company entered into an amendment to the Senior Credit Agreement with Oaktree (the “Third Amendment”). The Third Amendment also amended the warrants held by Oaktree and Sagard that were issued on June 19, 2020 and August 4, 2020. The Third Amendment became effective on February 14, 2022, upon the closing of the Company’s sale of its leasehold interest in the manufacturing facility in Dunkirk, New York and certain other related assets (the “Dunkirk Transaction,” see Note 3 - Discontinued Operations). The Third Amendment required the Company to make a mandatory prepayment of principal to Oaktree equal to 62.5% of the cash proceeds of the Dunkirk Transaction. The Company was also required to pay (i) accrued and unpaid interest and (ii) a 7.0% fee, allocated as a 2.0% Exit Fee and a 5.0% Prepayment Fee (each as defined in the Senior Credit Agreement), on the principal amount being repaid. The Company was required to pay Oaktree an amendment fee of $0.3 million and certain related expenses upon the closing of the Dunkirk Transaction. The Third Amendment required the Company to make an additional mandatory prepayment of $12.5 million in principal plus the costs and fees described above by June 14, 2022, within 120 days of the closing of the Dunkirk Transaction. Consistent with the Company’s decision to not pursue regulatory approval for Oral Paclitaxel monotherapy for the treatment of mBC in the United States, the Third Amendment reduced to zero the amount of the last two tranches of borrowing that had been available under the Senior Credit Agreement upon the achievement of commercial milestones. The warrants were amended to change the exercise price to be paid per share upon exercise of the warrants. The original exercise price of the warrants was $252.60 per share; 50% of the shares underlying the warrants were repriced to $22.00 per share under the Third Amendment. The Dunkirk Transaction closed on February 14, 2022. The Company received proceeds of $40.0 million and used these proceeds to repay $27.4 million, inclusive of principal, fees, and accrued interest, of the Senior Credit Agreement with Oaktree according to the terms of the Third Amendment. During June 2022, the Company made the additional prepayment under the Third Amendment in the aggregate amount of $13.7 million, inclusive of principal, fees, and accrued interest, as provided in the Fourth Amendment, described below.

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

The Fourth Amendment also amended the warrants held by Oaktree and Sagard that were issued on June 19, 2020 and August 4, 2020, as previously amended on January 19, 2022. The warrants were amended to change the exercise price to be paid per share upon exercise of the warrants. The original exercise price of the warrants was $252.60 per share. The Third Amendment had reduced the exercise price of 50% of the shares underlying the Warrants to $22.00 per share, with the remaining 50% exercisable at $252.60 per share. The Fourth Amendment reduced the exercise price of all of the warrants to $10.00 per share.

In August 2022, the Company entered into the Sixth Amendment to the Senior Credit Agreement with Oaktree (the "Sixth Amendment"). The Sixth Amendment released the $7.5 million of Segregated Funds to the Company and required the Company to prepay an additional $6.9 million of the Senior Credit Agreement. The Company was also required to pay (i) accrued and unpaid interest and (ii) a 5.0% fee, allocated as a 2.0% Exit Fee and a 3.0% Prepayment Fee (each as defined in the Senior Credit Agreement), on the principal amount being repaid.

In early March 2023, the Company received notices of certain alleged defaults and reservations of rights from Oaktree. The alleged defaults relate to (i) the Company exceeding the $10.0 million threshold for incurring additional indebtedness by having accounts payable owed to counterparties overdue by more than 90 days, (ii) the Company’s obligation to provide notice to Oaktree related to the foregoing, and (iii) the Company’s obligation to provide notice to Oaktree regarding the recent reverse stock split. Upon the occurrence of an Event of Default, Oaktree has the right to accelerate all amounts outstanding under the Senior Credit Agreement, in addition to other remedies available to it as a secured creditor of ours. If Oaktree accelerates the maturity of the indebtedness under the Senior Credit Agreement, the Company does not have sufficient capital available to pay the amounts due on a timely basis, if at all, and there is no guarantee that the Company would be able to repay, refinance or restructure the payments due under the Senior Credit Agreement. The Company responded to Oaktree, which included grounds upon which the Company disputes each of the alleged defaults. The Company has not reached a mutual agreement with Oaktree on this matter, and given the Company is in receipt of the notices of default and reservation of rights, which could result in payment to Oaktree on demand, the amounts due and outstanding to Oaktree are presented as a current obligation of the Company.

As of December 31, 2022 and 2021, the Company's outstanding principal on the Senior Credit Agreement with Oaktree amounted to $44.7 million, and $150.0 million, respectively. Refer to Note 12 - Debt and Lease Obligations for additional information.

Reverse Stock Split

On February 15, 2023, the Company effected a 20:1 reverse stock split of its common stock in order to regain compliance with Nasdaq's continued listing requirements. All share and per share amounts, and exercise prices of stock options, warrants, and pre-funded warrants, if applicable, in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split. Refer to Note 21 - Subsequent Events for additional information.

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

The Company has consolidated its newly-formed subsidiary, ATNX SPV, LLC into the accompanying consolidated financial statements under the variable interest model.

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

Functional Currency

Assets and liabilities of subsidiaries that prepare financial statements in currencies other than the U.S. dollar are translated using rates of exchange as of the balance sheet date and the statements of operations and comprehensive loss are translated at the average rates of exchange for each reporting period. The Company recorded a foreign currency translation gain in accumulated other comprehensive income of $0.9 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

Cash, Cash Equivalents, Restricted Cash, and Short-term Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in checking and money market accounts, as well as short-term investments including certificates of deposit. Funds held in foreign accounts that are subject to regulations governing transfers oversees are included within cash and cash equivalents. As of December 31, 2022 and 2021, the Company had $0 and $4.6 million , respectively, at its Chinese subsidiaries, which were subject to Chinese funds transfer limitations, but available for the Company’s general use. Restricted cash consists of deposits that are restricted as to their withdrawal or use. Restricted cash includes amounts held in a controlled bank account equal to one year of interest related to obligations under the Senior Credit Agreement and cash held at the SPV that will be remitted to the Purchasers. The Company generally does not enter into investments for trading or speculative purposes, rather to preserve its capital for the purpose of funding operations.

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

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer, as the Company determined that risk profile of its customers is consistent based on the type and industry in which they operate. These customer classes include pharmaceutical wholesalers for specialty product sales, drug manufacturers for active pharmaceutical ingredient (API) attributable to discontinued operations, and hospitals and end-users for 503B sales attributable to discontinued operations. Each class of customer is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the pharmaceutical industry, including unemployment rates, industry indices, and other factors, to estimate if there are current expected credit losses within its trade receivables based on the trends and the Company’s expectation of the future status of such economic and industry-specific factors. The Company believes that its customers, the majority of which are in the pharmaceutical industries with sound financial condition, and therefore, the Company’s evaluation of macroeconomic and industry-specific factors did not have a significant impact on the provision for credit losses. As of December 31, 2022 and 2021, the Company recorded a provision for credit losses of $0.1 million and recovery of $0.5 million, respectively, for accounts receivable related to the customer classes of pharmaceutical wholesalers, drug manufacturers, and hospitals and end users.

Expected credit losses related to contract assets are evaluated on an individual basis. The Company’s contract assets relate to upfront fees or milestone payments due from licensees for which the underlying performance obligations have been satisfied. The Company evaluates the financial status of the licensee and any historical payment activity from them. Macroeconomic and industry-specific factors are considered when estimated current expected credit losses related to contract assets. Contract assets are generally classified as short-term, and the Company is in frequent communication with licensees to establish timely payment terms. If the Company expects that credit losses exist for license-related contract assets, it will record provision for such losses against the contract asset. In the third quarter of 2020, pursuant to the Xiangxue License, the Company recognized $9.4 million in license revenue, net of $0.6 million value added tax, for a milestone achievement. During 2021, the Company received $1.5 million of the $10.0 million milestone achievement. After consideration of historical collection rates, the current financial status of the counterparty, and other macroeconomic factors, the Company recorded a provision for its expected credit losses for the outstanding balance of $8.5 million and $0.4 million related to currency conversion in its consolidated financial statements for the year ended December 31, 2020, respectively. No additional provision for credit losses was recorded for contract assets during the year ended December 31, 2022.

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

The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and is charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Reserves for inventory amounted to $2.9 million and $6.0 million as of December 31, 2022 and 2021, respectively.

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

Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements. Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other current assets, accounts payable, accrued expenses, contingent consideration, debt, and royalty financing liability. These financial instruments are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts.

Goodwill

The Company tests goodwill for impairment annually on October 1st, the Company’s annual goodwill impairment measurement date, or more frequently if a triggering event occurs and it updates its test with information that becomes available through the end of the period reported. The Company previously had three operating segments, each of which represents a separate reporting unit: Oncology Innovation Platform, Commercial Platform, and Global Supply Chain Platform. Each of the three reporting units had discrete financial information that was reviewed by segment managers. Goodwill was assigned to two reporting units: Oncology Innovation Platform and Global Supply Chain Platform. Goodwill impairment exists when the fair value of goodwill is less than its carrying value. The Company tested its goodwill for impairment during the year ended December 31, 2021 and concluded that goodwill impairment in the amount of $67.7 million existed. The Company recorded a goodwill impairment charge during the year ended December 31, 2021. No goodwill remained as of December 31, 2022 and 2021. See Note 8 - Goodwill and Intangible Assets, Net, and Note 9 - Fair Value Measurements, for additional information.

Intangible Assets, net

Intangible assets arising from a business acquisition are recognized at fair value as of the acquisition date. The Company amortizes intangible assets using the straight-line method. When the straight-line method of amortization is utilized, the estimated useful life of the intangible asset is shortened to assure the recognition of amortization expense corresponds with the expected cash flows. Other purchased intangibles, including certain licenses, are capitalized at cost and amortized on a straight-line basis over the license life, when a future economic benefit is probable and measurable. If a future economic benefit is not probable or measurable, the license costs are expensed as incurred within research and development expenses. In-process research and development ("IPR&D") intangible assets are not amortized, but rather are tested annually for impairment on May 1, or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, excluding goodwill, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. The Company determined that impairment indicators occurred during 2021 and concluded that there were impairments of long-lived assets other than goodwill to $1.7 million attributable to discontinued operations. During 2022, the Company recorded impairments of long-lived assets other than goodwill of $1.8 million, of which $0.1 million was attributable to continuing operations and $1.7 million was attributable to discontinued operations. See Note 3 - Discontinued Operations for additional details.

Liability related to the sale of future royalties

The Company treats the liability related to the sale of future royalties, as discussed further in Note 12 - Debt and Lease Obligations, as a debt instrument, amortized under the effective interest rate method over the estimated life of the revenue streams. The Company recognizes interest expense thereon using the effective rate, which is based on its current estimates of future revenues over the life of the arrangement. The Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent its estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of the royalty financing liability. The assumptions used in determining the expected repayment term of the royalty financing liability and amortization period of the issuance costs require that the Company makes significant estimates that could impact the short-term and long-term classification of the royalty financing liability, interest recorded on such liability, as well as the period over which such costs will be amortized.

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

Segment and Geographic Information

The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its operating results on an aggregate basis and at the operating segment level for purposes of allocating resources and evaluating financial performance. The Company has two continuing business platforms which are the operating segments: (1) Oncology Innovation Platform, for the discovery and development of cancer supportive therapies, and (2) Commercial Platform, the manufacturing and selling of commercial pharmaceutical products. Each operating segment has a segment manager who is held accountable for operations and operating results. Accordingly, the Company operates in two reportable segments. The Company previously had a third operating segment, the Global Supply Chain Platform, focused on the cGMP manufacturing and supply of active pharmaceutical ingredients and 503B sterile compounded pharmaceutical products. The components within this operating segment were sold or discontinued during 2022 and are reported as discontinued operations. Refer to Note 3 – Discontinued Operations for additional information.

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

The Dunkirk Operations have met all conditions required to be classified as discontinued operations. Therefore, the operating results of the Dunkirk Operations are reported within loss from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for all periods presented. The assets and liabilities related to the Dunkirk Operations are reported as assets and liabilities of discontinued operations in the accompanying balance sheets as of December 31, 2021. These assets are recorded at the lesser of cost or fair value less cost to sell. The Dunkirk Operations historically were included within the Global Supply Chain Platform on the Company's consolidated financial statements. All components within this operating segment are presented as a discontinued operation for all periods presented.

Additionally, on July 7, 2022, the Company entered into an Equity Purchase Agreement with TiHe Capital (Beijing) Co. Ltd. (the "API Buyer") pursuant to which the Company agreed to sell 100% of the equity interests in Chongqing Taihao Pharmaceutical Co., Ltd. and Athenex Pharmaceuticals (Chongqing) Limited (the “Equity Interests”) for RMB129.4 million, or approximately $18 million (“EPA Purchase Price”). The Equity Interests primarily represent the Company’s ownership of its active pharmaceutical ingredient (“API”) manufacturing business in China, including the right to operate the Taihao API facility in Chongqing, China, and its lease for the Sintaho API facility in Chongqing, China, with Chongqing Maliu Riverside Development and Investment Co., LTD (“CQ”), (collectively "China API Operations"). This transaction closed on November 16, 2022, (the “Closing Date”), upon which date the Buyer paid 70% of the EPA Purchase Price to the Company in cash. The remainder of the EPA Purchase Price will be paid in cash, with 20% of the EPA Purchase Price to be paid within three months after the Closing Date and the remaining balance of the EPA Purchase Price to be paid within six months after the Closing Date. Such amounts are included within prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2022.

The China API Operations met all conditions required to be classified as discontinued operations. Therefore, the operating results of the China API Operations are reported within loss from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss. The assets and liabilities related to the China API Operations are reported as assets and liabilities of discontinued operations in the accompanying balance sheets as of December 31, 2022 and 2021. These assets are recorded at the lesser of cost or fair value less cost to sell. The China API Operations historically were included within the Global Supply Chain Platform on the Company's consolidated financial statements. All components within this operating segment are presented as a discontinued operation for all periods presented.

Further, on December 16, 2022, the Company announced that it is exiting the 503B sterile compounding business operated out of its facility in Clarence, NY. The Company will cease production of its 503B products in the first quarter of 2023. The 503B operations met all conditions required to be classified as a discontinued operation. Therefore, the operating results of the 503B operations are reported within loss from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss. The assets and liabilities related to the 503B Operations are reported as assets and liabilities of discontinued operations in the accompanying balance sheets as of December 31, 2022 and 2021. These assets are recorded at the lesser of cost or fair value less cost to sell. The 503B Operations have historically been included within the Global Supply Chain Platform on the Company's consolidated financial statements and are presented as a discontinued operation for all periods presented.

The following table presents the financial results of the discontinued operations (in thousands):

	Year Ended December 31,
	2022	2021
Discontinued Dunkirk operations:
Selling, general, and administrative expenses	$(1,922)	$(10,183)
Gain on sale of discontinued operation	14,464	—
Income from government grant	—	2,459
Interest expense	(2)	(32)
(Loss) gain from discontinued Dunkirk operations	$12,540	$(7,756)
Discontinued China API operations:
Revenue	$1,916	$5,060
Cost of sales	(8,212)	(2,707)
Research and development expenses	(1,324)	(1,239)
Selling, general, and administrative expenses	(7,074)	(6,273)
Gain on sale of discontinued operation	724	—
Impairments	(224)	(23,823)
Other income	3,118	102
Interest expense	(12)	(53)
Pre-tax loss from discontinued China API operations	(11,088)	(28,933)
Income tax expense	(1,194)	—
Loss from discontinued China API operations	$(12,282)	$(28,933)
Discontinued 503B operations:
Revenue	$23,315	$19,753
Cost of sales	(22,929)	(16,813)
Research and development expenses	(1,249)	(1,290)
Selling, general, and administrative expenses	(3,354)	(2,050)
Impairments	(1,488)	(4,585)
Interest expense	(1)	(8)
Loss from discontinued 503B operations	$(5,706)	$(4,993)
Loss from discontinued operations	$(5,448)	$(41,682)

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

The revenue and cost of sales of the China API discontinued operation arose from the sales of API. Cost of sales of the China API discontinued operation includes a write-off of excess and obsolete inventory of $7.1 million for the year ended December 31, 2022. Research and development costs of the China API discontinued operation represent development of API manufacturing methods and API product development for the Company's Orascovery platform. Other income of the China API discontinued operation includes the sale of pilot product which was previously developed at the facility and included within research and development expense. The impairment expense recognized during 2021 was related to the impairment of goodwill and other intangible assets.

The revenue and cost of sales of the 503B operations arose from the sales of 503B products to hospitals and end users. Research and development costs represented the development of manufacturing methods and products for the 503B operations. The selling, general, and administrative costs during the years presented was comprised primarily of compensation expenses and operating expenses needed to operate the facility.

The consolidated statements of cash flows include cash flows related to the discontinued operations due to the Company's centralized treasury and cash management processes. The following table presents additional cash flow information for the discontinued operations (in thousands):

	Year Ended December 31,
	2022	2021
Supplemental information for discontinued Dunkirk operations:
Depreciation expense	$185	$321
Gain on sale of discontinued operation	(14,464)	—
Cash paid for capital expenditures	(1,949)	(14,943)
Repayment of finance lease obligations	(7)	(77)
Supplemental information for discontinued China API operations:
Depreciation and amortization expense	$1,384	$913
Impairments	224	23,823
Gain on sale of discontinued operation	(724)	—
Write-off of inventory	7,120	—
Cash paid for capital expenditures	(107)	(7,607)
Proceeds from issuance of debt	—	783
Repayment of long-term debt	(785)	(775)
Non-cash settlement of debt transferred to China API buyer	(6,831)	—
Supplemental information for discontinued 503B operations:
Depreciation expense	$577	$631
Impairments	1,488	4,585
Provision for credit losses	482	141
Cash paid for capital expenditures	(110)	(316)
Repayment of finance lease obligations	(16)	(206)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations (in thousands):

	December 31,
	2022	2021
Discontinued Dunkirk operations:
Prepaid expenses and other current assets	$—	$1,280
Property and equipment, net	—	26,841
Discontinued China API operations:
Accounts receivable, net of provision for credit losses of $0 and $110, respectively	$—	$351
Inventories	—	7,636
Prepaid expenses and other current assets	—	3,563
Property and equipment, net	—	22,797
Operating lease right-of-use assets, net	—	575
Discontinued 503B operations:
Accounts receivable, net of provision for credit losses of $137 and $127, respectively	$4,775	$3,507
Inventories	2,366	3,981
Property and equipment, net	167	1,997
Total assets attributable to discontinued operations	$7,308	$72,528
Discontinued Dunkirk operations:
Accounts payable	$—	$3,763
Accrued expenses	—	1,198
Current portion of finance lease obligation	—	101
Long-term finance lease obligation	—	125
Discontinued China API operations:
Accounts payable	$—	$2,224
Accrued expenses	—	568
Current portion of operating lease liabilities	—	431
Current portion of long-term debt	—	784
Long-term debt and lease obligations	—	7,849
Discontinued 503B operations:
Accounts payable	$5,074	$2,033
Accrued expenses	644	208
Current portion of finance lease obligation	—	21
Total liabilities attributable to discontinued operations	$5,718	$19,305

4. Business Combination

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

The Company identified the Merger as a business combination pursuant to ASC 805 and used the acquisition method of accounting to account for the transaction. The purchase price, after adjusted for closing conditions, consisted of 711,404 shares of the Company’s common stock issued at $74.20 per share with a fair value of $52.8 million, plus the fair value of the future milestone payments amounting to $19.8 million, recorded as contingent consideration. The Company recorded the fair value of this contingent consideration as a liability based on the probabilities of Kuur achieving the milestones and the present value of such payments. These inputs are not observable in the market and therefore are considered Level 3 inputs.

The Company estimated fair values on May 4, 2021 for the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Merger. During the measurement period, the Company continued to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed. Measurement period adjustments were applied in the reporting period in which the adjustments were determined. During the year ended December 31, 2021, the Company recorded a measurement period adjustment to reflect the estimated fair value of IPR&D, as a result of changes in the underlying assumptions, including projected expenses and the estimated discount rate. This measurement period adjustment resulted in the increase of IPR&D of $1.4 million, a decrease in the deferred tax liability assumed of $0.2 million, and a decrease in goodwill of $1.6 million from the initial measurement reported as of June 30, 2021. To estimate the fair value of the identifiable intangible assets acquired, the Company used projected discounted cash flow method, which requires assumptions of projected revenues and expenses and an estimated discount rate, among other inputs, each of which is not observable in the market and thus are considered Level 3 inputs. The Company assumed $8.9 million of transaction incentive liability to Kuur’s key employees and independent company directors, of which $3.3 million was paid in cash and $5.6 million was paid in 68,681 shares of the Company’s common stock at $82.20 per share. The following table summarizes the final purchase price allocation to the fair value of assets and liabilities acquired at the date of acquisition (in thousands):

Allocation of Consideration:
Stock issued (711,404 shares at $74.20)	$52,786
Contingent consideration	19,839
Purchase price:	$72,625
Net assets acquired:
Cash and cash equivalents	$1,425
Prepaid expenses and other current assets	133
In-process research & development	64,900
Accounts payable	(39)
Accrued expenses	(1,037)
Deferred income tax liability	(12,543)
Transaction incentive liability	(8,925)
Total identifiable net assets	43,914
Goodwill	28,711
Total purchase price allocation	$72,625

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

This acquisition is included in the Oncology Innovation Platform. The operating results of Kuur have been included within the Company’s Oncology Innovation Platform operating segment from the date of acquisition. Kuur added revenue of $0.1 million and $0 for the years ended December 31, 2022 and 2021, respectively, and contributed a net loss of $15.0 million for the year ended December 31, 2022 and $34.9 million for the year ended December 31, 2021, $28.7 million of which was related to the goodwill impairment for the Oncology Innovation Platform reporting unit.

Acquisition-related costs, including legal, regulatory, and consulting costs, amounted to $3.5 million, and are included within selling, general, and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

Unaudited Pro Forma Financial Results

The following table presents supplemental unaudited pro forma information for the acquisition as if it had occurred on January 1, 2020. The unaudited pro forma financial results for the year ended December 31, 2022 include the following adjustments: (1) removal of direct acquisition-related costs which would not have been incurred had the businesses been owned on the beginning of the prior reporting period, (2) the deferred tax effect if the intangible assets and purchase accounting were recorded as of the beginning of the prior reporting period, and (3) the removal of the change in fair value of Kuur convertible debt which was converted prior to the consummation of the acquisition. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of either future results of operations of the combined entity or results that might have been achieved had the acquisitions been consummated as of the beginning of the prior reporting period. The following table presents the unaudited pro forma consolidated financial information for the year ended December 31, 2021 (in thousands):

Unaudited pro forma financial information	Year ended December 31,
(Athenex and Kuur Consolidated)	2021
Consolidated revenue	$95,369
Consolidated net loss	$(198,641)

5. RESTRICTED Cash

The Company has a restricted cash balance of $5.2 million and $16.5 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, $4.9 million of this amount was held in a controlled bank account in connection with the Senior Credit Agreement and the RIPA and $0.3 million was cash held at the SPV which is to be remitted to the Purchasers. The Senior Credit Agreement requires the Company to maintain, in a debt service reserve account, a minimum cash balance equal to twelve months of interest on the outstanding loans under the Senior Credit Agreement.

6. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials and purchased parts	$5,703	$2,959
Work in progress	69	12
Finished goods	36,882	20,097
Total inventories	$42,654	$23,068

7. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2022	2021
Equipment	$2,685	$2,636
Furniture and fixtures	75	223
Computer hardware	2,589	3,714
Leasehold improvements	690	1,192
Construction in process	238	147
Property and equipment, gross	6,277	7,912
Less: accumulated depreciation	(4,453)	(4,721)
Property and equipment, net	$1,824	$3,191

Depreciation expense amounted to $1.1 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

8. goodwill and Intangible Assets, net

Goodwill

The changes in the carrying amount of goodwill for each reporting unit to which goodwill is assigned for the periods indicated are as follows (in thousands):

	Global Supply Chain	Oncology Innovation Platform	Total
Balance as of January 1, 2021	$26,496	$12,395	$38,891
Goodwill acquired in connection with acquisition of Kuur	—	28,711	28,711
Effect of currency translation adjustment	142	(65)	77
Impairment	(26,638)	(41,041)	(67,679)
Balance as of December 31, 2021 and 2022	$—	$—	$—

Intangible Assets, Net

The Company’s identifiable intangible assets, net, consist of the following (in thousands):

	December 31, 2022
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$14,184	$7,612	$—	$6,572
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	78	650
Kuur IPR&D	64,900	—	—	64,900
Effect of currency translation adjustment	(10)	—	—	(10)
Total intangibles, net	$79,802	$7,612	$78	$72,112

	December 31, 2021
	Cost/Fair Value	Accumulated Amortization	Impairments	Net
Amortizable intangible assets
Licenses	$12,654	$6,376	$—	$6,278
Polymed customer list	1,593	1,581	12	—
Polymed technology	3,712	1,984	1,728	—
Indefinite-lived intangible assets:
CDE in-process research and development (IPR&D)	728	—	—	728
Kuur IPR&D	64,900	—	—	64,900
Effect of currency translation adjustment	(10)	—	—	(10)
Total intangibles, net	$83,577	$9,941	$1,740	$71,896

In connection with the acquisition of Kuur, the Company identified three drug candidate projects and two were classified as IPR&D and recorded at their fair value on the acquisition date. Included in the IPR&D is the historical know-how, cell treatment protocols, and procedures expected to be needed to complete the related phase of testing. The fair value of IPR&D was determined for each project, or unit of account, using unobservable, level 3 inputs (see Note 4—Business Combination). IPR&D intangible assets are not amortized, but rather are reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party.

As of December 31, 2022, licenses at cost include an Orascovery license of $0.4 million, licenses purchased from Gland Pharma Limited (“Gland”) of $3.8 million, a license purchased from MAIA Pharmaceuticals, Inc. (“MAIA”) for $4.0 million, licenses purchased from Ingenus Pharmaceuticals, LLC (“Ingenus”) for $3.0 million, and licenses of other specialty products with various licensors of $3.0 million. The Orascovery license with Hanmi Pharmaceuticals Co. Ltd. (“Hanmi”) was purchased directly from Hanmi and is being amortized on a straight-line basis over a period of 12.75 years, the remaining life of the license agreement at the time of purchase. The licenses purchased from Gland are being amortized on a straight-line basis over a period of 5 years, the remaining life of the license agreement at the time of purchase. The license purchased from MAIA is being amortized over a period of 7 years, the remaining life of the license agreement at the time of purchase. Of the $3.0 million licenses purchased from Ingenus, a $2.0 million license is being amortized over a period of 5 years, the estimated useful life of the license agreement and a $1.0 million license purchased from Ingenus is being amortized over a period of 3 years, the remaining life of the license agreement at the time of purchase.

The remaining intangible assets were acquired in connection with the acquisitions of Polymed Therapeutics, Inc. (“Polymed”) and Comprehensive Drug Enterprises (“CDE”). Intangible assets are amortized using the straight-line method over their useful lives. The Polymed customer list and technology are amortized on a straight-line basis over 6 and 12 years, respectively. These were evaluated for impairment during 2021, as discussed below. The CDE IPR&D will not be amortized until the related projects are completed. IPR&D is tested annually for impairment, unless conditions exist causing an earlier impairment test (e.g., abandonment of project). During year ended December 31, 2022, the Company abandoned a project within IPR&D and therefore, the related balances of $0.1 million was written-off as impaired and was included within impairments in the consolidated statement of operations and comprehensive loss. The Company recorded no impairments of IPR&D during the year ended December 31, 2021. The weighted-average useful life for all intangible assets was 6.02 years as of December 31, 2022.

The Company recorded $1.2 million and $1.8 million of amortization expense for the years ended December 31, 2022 and 2021, respectively.

The Company expects amortization expense related to its finite-lived intangible assets for the next 5 years and thereafter to be as follows as of December 31, 2022 (in thousands):

Year ending December 31:	Estimated Amortization Expense
2023	$1,803
2024	1,476
2025	1,410
2026	822
2027	627
Thereafter	434
$6,572

During the year ended December 31, 2021, as a result of the significant decrease in the Company's market capitalization from the impact of the CRL and the Company's decision to no longer pursue oral paclitaxel for mBC, the Company evaluated the impact on each of its reporting units to assess whether there was an impairment triggering event requiring it to perform a goodwill impairment test (ASC 350-20-35). The Company determined that impairment triggering events occurred during the first quarter of 2021 and, consistent with our annual policy, performed a test as of our annual goodwill impairment evaluation date, October 1, 2021, subsequently updating that analysis to December 31, 2021 using new information that became available regarding conditions that existed as of December 31, 2021. As part of this impairment test, the Company considered certain qualitative factors, such as the Company’s performance, business forecasts, and expansion plans. It reviewed key assumptions, including projected cash flows and future revenue for reporting units. Using both the income approach and the market approach for its Global Supply Chain Platform and Oncology Innovation Platform, with the discount rate selected considering and capturing the related risk associated with the forecast, the Company compared the fair value of the two reporting units to carrying value. Based on the results, the carrying value of each of our reporting units exceeded their fair value and the goodwill was determined to be impaired. $26.6 million, representing the full amount of goodwill allocated to the Global Supply Chain Platform, was written off as impaired during the fourth quarter of 2021, and included within loss from discontinued operations. Additionally, $41.1 million, representing the full amount of goodwill allocated to the Oncology Innovation Platform was written off as impaired during the fourth quarter of 2021. These impairment charges were the result of the Company's Step-1 goodwill impairment test, which reflected a decrease in the future expected cash flows related to oral paclitaxel, along with increases in discount rates to reflect the uncertainty of future cash flows. Additionally, in the market approaches used, including the guideline company and guideline transaction methods, the Company utilized greater size & risk discounts to reflect the additional risk associated with the Company's performance. Estimating the fair value of goodwill requires the use of estimates and significant judgments that are based on a number of factors, including unobservable level 3 inputs. These estimates and judgments may not be within the control of the Company and accordingly it is reasonably possible that the judgments and estimates could change in future periods.

In connection with the impairment triggering event identified above, the Company evaluated the recoverability of its long-lived assets to determine whether any assets or asset groups were impaired. The Company compared the undiscounted cash flows to the carrying value of each asset group, and if the undiscounted cash flows were less than its carrying value, the asset or asset group was impaired by the excess of its carrying value over its fair value. During the fourth quarter of 2021, the Company determined that the carrying value of the Polymed technology and customer list were greater than their fair value, as these intangible assets related to the Chongqing Taihao manufacturing facility, which is being phased-out with the addition of the new API manufacturing facility in Chongqing, China. Therefore, the corresponding values of $1.7 million and less than $0.1 million, respectively, were written off as impaired and included within loss from discontinued operations. The evaluation of the long-lived assets requires the use of estimates and significant judgments that are based on a number of factors, including unobservable level 3 inputs. These estimates and judgments may not be within the control of the Company and accordingly it is reasonably possible that the judgments or estimates could change in future periods.
9. fair value measurements

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, an equity investment, accounts receivable, accounts payable, accrued expenses, contingent consideration, and debt. Short-term investments and the equity investment are stated at fair value. Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, debt, and royalty financing liability, are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date of such amounts. The Company believes that the carrying value of its long-term debt approximates fair value based on current interest rates.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period in which the transfer occurs; there were no transfers between Levels 1, 2 or 3 of any financial assets or liabilities during the years ended December 31, 2022 or 2021.

The following tables represent the fair value hierarchy for those assets and liabilities that the Company measures at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$18,794	$18,794	$—	$—
Short-term investments - certificates of deposit	407	—	407	—
Available-for-sale investment	1,071	1,071	—	—
Total assets	$20,272	$19,865	$407	$—

Liabilities:
Contingent consideration - Kuur	$19,886	$—	$—	$19,886
Royalty financing liability	86,745	—	—	86,745
Total liabilities	$106,631	$—	$—	$106,631

	Fair Value Measurements at December 31, 2021 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Financial assets included within cash and cash equivalents
Money market funds	$7,937	$7,937	$—	$—
Short-term investments - certificates of deposit	2,000	—	2,000	—
Short-term investments - commercial paper	10,446	—	10,446	—
Financial assets included within short-term investments
Short-term investments - certificates of deposit	9,488	—	9,488	—
Available-for-sale investment	719	719	—	—
Total assets	$30,590	$8,656	$21,934	$—

Liabilities:
Contingent consideration - Kuur	$24,076	$—	$—	$24,076
Total liabilities	$24,076	$—	$—	$24,076

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

The Company owns 68,000 shares of PharmaEssentia Corp. (“PharmaEssentia”), a company publicly traded on the Taiwan OTC Exchange. As of December 31, 2022 and 2021, the Company’s investment in PharmaEssentia is valued at the reported closing price. This investment is classified as a level 1 investment and is recorded as an available-for-sale investment within short-term investments on the Company’s consolidated balance sheet.

The Company accounted for the acquisition of Kuur as business combinations under the acquisition method of accounting. All assets and liabilities were measured at fair value as of the acquisition date. As a result of the purchases, the Company became liable for contingent consideration payable to certain previous owners of Kuur. This contingent consideration is measured at fair value using unobservable level 3 inputs, including (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the regulatory events on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs could result in a lower or higher fair value measurement, and such changes in fair value measurement could have an impact on future earnings. The total undiscounted amount of the milestone payments underlying this liability is $115.0 million. These payments are contingent on the achievement of various regulatory milestones which are expected to occur between 2023 and 2027, and may be paid, at the Company’s sole discretion, in either cash or common stock (or a combination of both). As of December 31, 2022, the valuation of the contingent consideration has been adjusted based on a weighted average probability of occurrence of 34.8%, and the discount rates used to calculate the present value of future payments were based on risk-free rates plus risk-adjusted spreads based on the Company’s estimated incremental borrowing rate and was between 22.7% and 23.4%. As of December 31, 2021, the valuation of the contingent consideration was adjusted based on a weighted average probability of occurrence of 40.4%, and the discount rates used to calculate the present value of future payments were based on risk-free rates plus risk-adjusted spreads based on the Company’s estimated incremental borrowing rate and was between 17.6% and 18.7%. The acquisition of Kuur is described in Note 4 – Business Combination and the fair value of the contingent consideration is discussed further in Note 13 – Contingent Consideration.

10. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued selling fees, rebates, and royalties	$11,290	$6,890
Accrued clinical expenses	8,581	3,116
Accrued wages and benefits	5,868	1,827
Accrued inventory purchases	3,555	4,218
Deferred revenue	2,823	2,798
Accrued tax withholdings	1,750	1,800
Accrued operating expenses	1,469	2,647
Accrued R&D licensing fees	29	116
Accrued interest	—	266
Total accrued expenses	$35,365	$23,678

11. INCOME TAXES

The Company recorded income tax expense from continuing operations of $0.3 million during the year ended December 31, 2022 and income tax benefit from continuing operations of $10.6 million during the year ended December 31, 2021. The current year income tax expense is primarily the result of foreign income tax withholding on royalties received. The prior year income tax benefit is primarily the result of the taxable temporary difference due to the deferred tax liability recognized for the indefinite lived intangible assets acquired in connection with the acquisition of Kuur’s IPR&D. This taxable temporary difference is considered a source of taxable income to support the realization of deferred tax assets from the acquirer which resulted in a reversal of the Company’s valuation allowance. The Company and its other subsidiaries were in a cumulative loss position as of December 31, 2022.

The components of loss before income tax expense (benefit) from continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(93,979)	$(153,505)
Foreign	(4,649)	(17,453)
	$(98,628)	$(170,958)

The components of loss before income tax expense (benefit) from discontinued operations consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$8,922	$(30,094)
Foreign	(13,176)	(11,588)
	$(4,254)	$(41,682)

The components of the income tax expense (benefit) from continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	3	13
Foreign	344	234
	347	247
Deferred:
Federal	(33,522)	8,917
State	(452)	(246)
Foreign	(211)	229
	(34,185)	8,900
Change in valuation allowance	34,185	(19,751)
	$347	$(10,604)

The components of the income tax (benefit) expense from discontinued operations consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Foreign	1,194	—
	1,194	—
Deferred:
Federal	(356)	(2,818)
State	34	(88)
Foreign	3,303	29
	2,981	(2,877)
Change in valuation allowance	(2,981)	2,877
	$1,194	$—

The income tax expense (benefit) from continuing operations differs from the federal statutory rate due to the following:

	Year Ended December 31,
	2022	2021
Statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.4	0.4
Foreign rate differential	—	(0.1)
Valuation allowance	(34.7)	11.6
Stock-based compensation	(0.7)	(0.6)
Goodwill impairment	—	(5.1)
Section 382 limitation	7.8	(13.4)
Tax credits	0.2	(6.2)
Foreign tax withholdings	(0.3)	—
Sale of China API operations	6.4	—
Other	(0.5)	(1.4)
	(0.4)%	6.2%

Net deferred income tax liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Intangible assets	$12,042	$11,675
Section 174	8,993	—
Property and equipment	39	39
Stock-based compensation	7,935	7,743
Net operating loss carryforwards	102,909	106,017
Capital loss	6,000	—
Interest expense	12,739	10,580
Royalty monetization	17,964	—
Tax credit carryforwards	1,129	956
Research and development deduction	—	—
Reserves and accruals	10,509	9,411
Gross deferred income tax assets	180,259	146,421
Less: valuation allowance	(168,622)	(134,439)
Net deferred income tax assets	11,637	11,982
Intangible assets	(13,388)	(13,341)
Property and equipment	—	(392)
Gross deferred income tax liabilities	(13,388)	(13,733)
Net deferred income tax liabilities	$(1,751)	$(1,751)

As of December 31, 2022, there exists $438.9 million federal net operating losses and $94.6 million of state net operating losses. Of the federal net operating losses, $62.2 million expire beginning in 2033 and $376.7 million have an indefinite life. In addition, there exists $28.2 million of foreign net operating losses as of December 31, 2022 which may be carried forward with various years of expiration.

The valuation allowance for deferred tax assets increased by $34.2 million for the year ended December 31, 2022 and decreased by $13.1 million for the year ended December 31, 2021. The increase in the current year was due to an increase of deferred tax assets mainly for the capitalization of research and experimental expenditures, non-deductible capital losses on the sale of China and the accelerated inclusion into income of the sale of a royalty and milestone interests, offset partially by a decrease in net operating losses. The decrease in the valuation allowance in the prior year was primarily due to a reversal of a valuation allowance in connection with the acquisition of Kuur and the reduction of reported net operating losses in the U.S. as a result of a Section 382 and 383 limitation, offset by an increase in the valuation allowance for current year activity for additional net operating losses and tax credit carryforwards and an increase recorded though purchase accounting for net operating losses acquired as part of the Kuur acquisition. The Company has provided a full valuation allowance against its remaining deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future.

The Company considers whether any positions taken on the Company’s income tax returns would be considered uncertain tax positions that may require the recognition of a liability. The Company has concluded that there are no material uncertain tax positions as of December 31, 2022 and 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax benefit in the consolidated statement of operations and comprehensive loss. There were no amounts recognized for interest and penalties related to unrecognized tax benefits during the years ended December 31, 2022 and 2021. The income tax returns for the taxable years 2011 to 2021 in the U.S., China, and Hong Kong remain open and subject to income tax audits.

Provision has not been made for U.S. taxes on undistributed earnings of foreign subsidiaries. Those earnings, if any, have been and will continue to be indefinitely reinvested.

Under the provisions of Section 382 and Section 383 of the Internal Revenue Code (“IRC”), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. Changes in ownership of our common stock could result in limitations on net operating loss carryforwards. For the year ended December 31, 2021, ownership changes triggered a limitation of our net operating losses and research and development credits in the amount of $72.2 million and $9.3 million, respectively. The reduction of these net operating losses created a reduction in the deferred tax asset and related valuation allowance, as reflected in the table above.

12. debt AND LEASE OBLIGATIONS

Debt

The Company’s debt as of December 31, 2022 and 2021, consists of the following (in thousands):

	December 31,
	2022	2021
Current portion of senior secured loan, net of debt discount and financing fees of $7,698 and $0, respectively	$36,989	$45,938
Current portion of finance lease obligations	138	138
Current portion of operating lease obligations	2,087	2,478
Long-term portion of finance lease obligations	93	207
Long-term portion of operating lease obligations	3,051	4,494
Senior secured loan, net of debt discount and financing fees of $0 and $8,663, respectively	—	95,400
Royalty financing liability, long-term, net of financing fees of $4,982	86,745	—
Total	$129,103	$148,655

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

Under the Third Amendment, the Company was required to make a mandatory prepayment of principal to Oaktree equal to 62.5% of the cash proceeds of the Dunkirk Transaction. The Company was also required to pay (i) accrued and unpaid interest and (ii) a 7.0% fee, allocated as a 2.0% Exit Fee and a 5.0% Prepayment Fee, on the principal amount being repaid. The Company was required to pay Oaktree an amendment fee of $0.3 million and certain related expenses upon the closing of the Dunkirk Transaction. The Third Amendment required the Company to make an additional mandatory prepayment of $12.5 million in principal plus the costs and fees described above by June 14, 2022, of which $5.0 million in principal was paid on June 14, 2022 and $7.5 million was paid on the closing date of the RIPA pursuant to the terms of the Fourth Amendment. Using proceeds from the RIPA, in connection with the Fourth Amendment and Fifth Amendment, the Company made additional prepayments of principal to Oaktree of $52.5 million. The Company was also required to pay (i) accrued and unpaid interest and (ii) a 5.0% fee, allocated as a 2.0% Exit Fee and a 3.0% Prepayment Fee, on the principal amounts being repaid. In connection with the Sixth Amendment to the Senior Agreement, entered into in connection with the sale of the China API operations, the Company was required to repay $6.8 million of the loan, along with (i) accrued and unpaid interest and (ii) a 5.0% fee, allocated as a 2.0% Exit Fee and a 3.0% Prepayment Fee on the principal amount being repaid. The Company made payments, inclusive of principal, interest, and fees, to Oaktree in the aggregate amount of $121.3 million during the year ended December 31, 2022. These payments include scheduled repayments under the Credit Agreement and prepayments under the Third Amendment, Fourth Amendment, Fifth Amendment, and Sixth Amendment.

Additional prepayments of the loan, in whole or in part, will be subject to early prepayment fee which declines each year until June 2024, after which no prepayment fee is required. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company, and as of December 31, 2022, the Company has reflected an exit fee liability of $1.1 million. As of December 31, 2022, the Company has classified $16.9 million of the senior secured loan as current portion of long-term debt, comprised of four quarterly payments of $2.8 million each, due within 12 months of December 31, 2022, and $5.6 million expected to be due from funds received in connection with the sale of the China API operations (see Note 3 - Discontinued Operations). The Company has classified $20.1 million of the senior secured loan as long-term debt on the consolidated balance sheet, comprised of the remaining principal due, less debt discount and financing fees of $7.7 million.

The Senior Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that were customarily required for similar financings. The Company is subject to certain financial covenants under the Senior Credit Agreement, including (1) a minimum liquidity amount in cash or permitted cash equivalent investments, which initially was $20.0 million from the closing date until the date on which the aggregate principal amount of loans outstanding is greater than or equal to $150.0 million (the “First Step-Up Date”), $25.0 million from the First Step-Up Date until the date on which the aggregate principal amount of loans outstanding balance is equal to $225.0 million (the “Second Step-Up Date”), and $30.0 million from the Second Step-up Date until the maturity date; (2) minimum revenue no less than 50% of target revenue beginning with the fiscal quarter ended on December 31, 2020 and with respect to each such subsequent fiscal quarter prior to the revenue covenant termination date; (3) leverage ratio covenant not to exceed 4.50 to 1.00 as of the last day of any fiscal quarter beginning with the first fiscal quarter following the revenue covenant termination date. The minimum liquidity amount was decreased to $10.0 million under the Fifth Amendment. The minimum revenue targets were modified in the Fourth Amendment to reflect the Company's current business, and the minimum revenue covenant was similarly modified to require the Company to have minimum revenue of no less than 70% of target revenue at the end of any fiscal quarter in which the leverage ratio exceeds 4.50 to 1.00. As of December 31, 2022, the Company was in compliance with all applicable debt covenants.

In early March 2023, the Company received notices of certain alleged defaults and reservations of rights from Oaktree. The alleged defaults relate to (i) the Company exceeding the $10.0 million threshold for incurring additional indebtedness by having accounts payable owed to counterparties overdue by more than 90 days, (ii) the Company’s obligation to provide notice to Oaktree related to the foregoing, and (iii) the Company’s obligation to provide notice to Oaktree regarding the recent reverse stock split. Upon the occurrence of an Event of Default, Oaktree has the right to accelerate all amounts outstanding under the Senior Credit Agreement, in addition to other remedies available to it as a secured creditor. The Company responded to Oaktree, which included grounds upon which the Company disputes each of the alleged defaults. The Company has not reached a mutual agreement with Oaktree on this matter, and given the Company is in receipt of the notices of default and reservation of rights, which could result in payment to Oaktree on demand, the amounts due and outstanding to Oaktree are presented as a current obligation of the Company.

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

The Company has evaluated the terms of the RIPA and concluded that the features of the transaction, namely the Company's significant involvement in the cash flows due to the Purchasers, are similar to those of a debt instrument. The Company received funds of $75.0 million, net of transaction costs of $5.0 million, during June 2022, and the Company recorded such amount as long-term debt as of December 31, 2022. This purchase price of this transaction reflected its fair value. The $3.5 million which is held in escrow represents a loan commitment which the Company may be entitled to in the event that certain manufacturing and supply milestones are met.

The Company amortizes the royalty financing liability using the effective interest rate method over the estimated life of the revenue streams. The Company recognizes interest expense thereon using the effective rate, which is based on its current estimates of future revenues over the life of the arrangement. The Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent its estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of the deferred royalty obligation. The assumptions used in determining the expected repayment term of the royalty financing liability and amortization period of the issuance costs require that the Company makes significant estimates that could impact the short-term and long-term classification of the royalty financing liability, interest recorded on such liability, as well as the period over which such costs will be amortized. As of December 31, 2022, the Company's estimated royalty cash flows extend through 2035 and imply an effective annual interest rate of 27.15%. Changes to these estimates may have a material effect on the Company's financial statements. During the year ended December 31, 2022, the Company received Klisyri royalties of $0.9 million, which were remitted to the Purchasers.

The following table summarizes the royalty financing liability activity during the year ended December 31, 2022 (in thousands):

Proceeds from the sale of future royalties, gross	$81,500
Less: initial issuance costs, recorded as a discount	(4,982)
Interest expense recognized	11,158
Less: Royalty financing payments	(931)
Royalty financing liability at December 31, 2022	$86,745

Loss on Extinguishment of Debt

The Company records proportionate amounts of its unamortized debt discount as a loss on extinguishment of debt when prepayments are made to the Senior Credit Agreement. The Company considered the combined effect of the RIPA, and the Fourth Amendment and the Fifth Amendment to the Senior Credit Agreement, both of which are held with Sagard and Oaktree under ASC 470. The Company performed a cash flow test on a lender-by-lender basis and concluded that these transactions represented an extinguishment of debt. The Company extinguished the previous balance of its Senior Credit Agreement commensurate with the prepayments under the Fourth Amendment and Fifth Amendment and recorded the surviving debt at its fair value. To determine the fair value of the remaining debt, the Company utilized an estimate of its incremental borrowing rate. At the time of debt modification, the Company's incremental borrowing rate was 20.1%, which was utilized as the effective interest rate of the balance outstanding on the Senior Credit Agreement. Accordingly, the Company recorded a liability of $45.7 million, net of debt discount of $11.8 million. The extinguishment of debt and recording the surviving debt at its fair value resulted in a gain on extinguishment of debt of $2.1 million. This, together with a combined $5.2 million loss on partial extinguishment of debt recorded in connection with the Third and Sixth Amendments, resulted in a loss on extinguishment of debt of $3.1 million during the year ended December 31, 2022.

Lease Obligations

The Company has operating leases for office facilities in several locations in the U.S., Hong Kong, and Latin America, and has finance leases for equipment used in its facilities in Buffalo, NY (see Note 20 – Commitments and Contingencies). The components of lease expense are as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$2,232	$2,498
Finance lease cost:
Amortization of assets	114	114
Interest on lease liabilities	34	46
Total net lease cost	$2,380	$2,658

The Company has elected to exclude short-term leases from its operating lease ROU assets and lease liabilities. Lease costs for short-term leases were not material to the financial statements for the years ended December 31, 2022 and 2021. Variable lease costs for the years ended December 31, 2022 and 2021 were not material to the financial statements.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2022	December 31, 2021
Finance leases:
Property and equipment, at cost	$515	$515
Accumulated amortization, net	(315)	(200)
Property and equipment, net	$200	$315

Current obligations of finance leases	$138	$138
Long-term portion of finance leases	93	207
Total finance lease obligations	$231	$345

Weighted average remaining lease term (in years):
Operating leases	2.96	3.75
Finance leases	1.21	1.36

Weighted average discount rate:
Operating leases	13.1%	13.0%
Finance leases	7.9%	5.6%

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amount included in the measurements of lease liabilities:
Operating cash flows from operating leases	$(2,623)	$(2,830)
Operating cash flows from finance leases	(113)	(101)
Financing cash flows from finance leases	(34)	(46)

ROU assets recognized in exchange for new operating lease obligations	$18	$89

Future minimum payments and maturities of leases is as follows (in thousands):

Year ending December 31:	Operating Leases	Finance Leases
2023	$2,238	$147
2024	2,034	110
2025	1,472	—
2026	347	—
2027	131	—
Total lease payments	6,222	257
Less: Imputed interest	(1,084)	(26)
Total lease obligations	5,138	231
Less: Current obligations	(2,087)	(138)
Long-term lease obligations	$3,051	$93

On January 5, 2021, Chongqing Sintaho Pharmaceuticals Co., Ltd. (“CQ Sintaho”), a subsidiary of the Company in China, entered into a lease agreement with Chongqing International Biological City Development & Investment Co., Ltd (“CQ D&I”). Under the lease agreement, the provisions of which are consistent with those agreed upon in the 2015 Agreement, CQ Sintaho leased the newly constructed API facility, or Sintaho API Facility, of 34,517 square meters rent-free, for the first 10-year term, with an option to extend the lease for an additional 10-year term, during which, if CQ Sintaho is profitable, it will pay a monthly rent of 5 RMB per square meter of space occupied. This operating lease was transferred to the China API buyer upon the execution of the sale of the China API Operations in November 2022 (see Note 3 - Discontinued Operations).

On October 1, 2021, the Company entered into a lease agreement with FSMC, a not-for-profit corporation affiliated with the State of New York, to lease the 409,000 square feet, newly constructed cGMP ISO Class 5 high potency pharmaceutical manufacturing facility located in Dunkirk, NY. The lease agreement called for annual rent payments of $2 for an initial 10-year term, with the option for the Company to renew under the same terms and conditions for an additional 10-year term. This operating lease was transferred to ImmunityBio, Inc. upon execution of the sale of the Dunkirk Operations in February 2022 (see Note 3 - Discontinued Operations).

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

13. Contingent Consideration

The fair value measurements of contingent consideration liabilities are determined using unobservable Level 3 inputs. These inputs include (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs could result in a lower or higher fair value measurement. The Company expects that these milestones will be achieved at varying times between 2023 and 2028.

The following table represents a reconciliation of the contingent consideration liability related to the acquisition of Kuur measured on a recurring basis using level 3 inputs as of December 31, 2022 (in thousands):

Balance as of May 4, 2021	$19,839
Adjustment to fair value	4,237
Balance as of December 31, 2021	24,076
Adjustment to fair value	(4,190)
Balance as of December 31, 2022, inclusive of current and non-current portion	$19,886

The increase of the contingent consideration during 2021 was due to the time value of money from the initial measurement date (Kuur acquisition date) to December 31, 2021, as well as updated probabilities of future cash flows related to milestones from KUR-502, after positive response rate data was obtained. The decrease of the contingent consideration during 2022 was due to a decrease in the probability in achieving the milestones for the TCRT-ESO-A2 therapy, as that clinical program was discontinued, as well as the time value of money for the remaining R&D milestones. The discount rate used in measuring the fair value of this liability is the Company's incremental borrowing rate, which is updated on a quarterly basis. The probabilities of the R&D milestones represent the probability of technical success for each therapy to which the milestones are related, and these probabilities are updated on a quarterly basis, based on the clinical stage of the therapy, along with consideration of any additional clinical data obtained during each quarter. The adjustment to the contingent consideration liability is included within selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. Refer to Note 9 - Fair Value Measurements for additional information on the inputs used in the measurement of contingent consideration.

14. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2022 and 2021 the Company entered into transactions with individuals and other companies that have financial interests in the Company. Related party transactions included the following:

a)
In June 2018, the Company entered into two in-licensing agreements with Avalon BioMedical (Management) Limited (“Avalon”) wherein the Company obtained certain IP from Avalon to develop and commercialize the underlying products. Under these agreements the Company is required to pay upfront fees and future milestone payments and sales-based royalties. During the year ended December 31, 2022 and 2021, the Company recorded $0 and $2.0 million milestone fees paid to Avalon, respectively, as research and development expenses on its consolidated statement of operations and comprehensive loss. Certain members of the Company’s board and management collectively have a controlling interest in Avalon. The Company does not hold any interest in Avalon and does not have any obligations to absorb losses or any rights to receive benefits from Avalon. As of December 31, 2022 and 2021, Avalon held 39,304 shares of the Company’s common stock, which represented less than 1% of the Company’s total issued shares for both periods. Balances due from Avalon recorded on the consolidated balance sheets were not significant.

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

b)
The Company earns licensing revenue from PharmaEssentia, an entity in which the Company has an investment classified as available-for-sale (see Note 9 – Fair Value Measurements). Funds paid to PharmaEssentia under the license and cost-sharing agreements amounted to $0 and $0.1 million in the years ended December 31, 2022 and 2021, respectively. Pursuant to out-license agreements, the Company received $1.6 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively. The Company recorded the $1.6 million in 2022 as revenue and, of the $3.0 million in milestone payments received in 2021, $0.5 million was recognized as revenue and $2.5 million was recognized as deferred revenue (refer to Note 19 - Revenue Recognition).
c)
Certain family members of our executive officers work as employees or consultants of the Company. Such services were not significant to the consolidated financial statements.

15. STOCK-Based Compensation

Common Stock Option Plans

The Company has four equity compensation plans, adopted in 2017, 2013, 2007 and 2004 (the “Plans”) which, taken together, authorize the grant of up to 800,000 shares of common stock to employees, directors, and consultants. On June 5, 2020, the 2017 Omnibus Incentive Plan (the “2017 Plan”) was amended and restated, which increased the number of shares available for issuance under the plan by up to 25,000 shares. This became effective, and was further amended as of June 18, 2021 to increase the number of shares available for issuance under the plan by up to an additional 250,000 shares. On November 22, 2022, the 2017 Plan was further amended and restated, increasing the number of shares available for issuance under the plan by an additional 625,000 shares. Additionally, on June 14, 2017, the Company adopted its 2017 Employee Stock Purchase Plan (the “ESPP”), which authorizes the issuance of up to 50,000 shares of common stock for future issuances to eligible employees.

During 2022, the Company entered into Salary Deduction and Stock Purchase Agreements (the "Purchase Agreements") with certain of its directors and executive officers. Under the Purchase Agreements, on each payroll date, the Company is authorized by the director or executive officer, in advance, to deduct a certain amount of the individual's after-tax base salary. This deducted amount is used to purchase a number of shares of the Company’s common stock determined using the Nasdaq Official Closing Price per share on the applicable payroll date. During the year ended December 31, 2022, directors and executive officers purchased a total of 73,030 shares of common stock at an average price of $6.60 per share.

Stock Options

The total fair value of stock options vested and recorded as compensation expense during the years ended December 31, 2022 and 2021 was $5.5 million and $8.4 million, respectively. As of December 31, 2022, $5.4 million of unrecognized cost related to non-vested stock options was expected to be recognized over a weighted-average period of approximately 1.50 years. The total intrinsic value of options exercised was approximately $0 and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the status of the Company’s stock option activity granted under the Plans and 2017 Plan to employees, directors, and consultants (in thousands, except stock option amounts and exercise price): Stock options granted have a contractual term of 10 years and vest over a 2-4 year period. The following table summarizes the status of the Company’s stock option activity granted under the Plans and 2017 Plan to employees, directors, and consultants (in thousands, except stock option amounts):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	632,912	$179.00	4.88	$—
Granted	106,395	13.00	—	—
Forfeited and expired	(102,536)	195.80	—	—
Outstanding at December 31, 2022	636,771	$148.80	4.67	$—
Vested and exercisable at December 31, 2022	468,834	$174.40	4.74	$—

The Company determines the fair value of stock option awards on the grant date using the Black-Scholes option pricing model, which is impacted by assumptions regarding a number of highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes option pricing model during the periods indicated:

	Year Ended December 31,
	2022	2021
Weighted average grant date fair value	$13.00	$75.40
Expected dividend yield	—%	—%
Expected stock price volatility	68%	68%
Risk-free interest rate	3.01%	1.29%
Expected life of options (in years)	6.2	6.2

Restricted Stock Awards

The total fair value of restricted stock awards vested and recorded as compensation expense during the years ended December 31, 2022 and 2021 was $0.8 million and $0.6 million respectively. Restricted stock awards cliff vest on the anniversaries of their grant date. As of December 31, 2022, $1.5 million of unrecognized cost related to non-vested restricted stock awards were expected to be recognized over a weighted-average period of approximately 2.67 years.

The following table summarizes the status of the Company's restricted stock awards.

	Shares of Restricted Stock	Weighted Average Fair Value
Nonvested at December 31, 2021	47,055	$77.20
Granted	2,500	16.60
Forfeited	(15,224)	75.80
Vested	(10,619)	73.60
Nonvested at December 31, 2022	23,712	$66.40

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the "ESPP") is available to eligible employees (as defined in the plan document). Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading or the last trading day of the offering period. The current offering period extends from December 1, 2022 to May 31, 2023. The Company expects to offer six-month offering periods after the current period. The 2017 Plan reserved 50,000 shares of common stock for issuance under the ESPP. Stock-based compensation related to the ESPP amounted to $0.1 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. The Company issued 11,542 and 4,078 shares of common stock to participants during the years ended December 31, 2022 and 2021, respectively.

Stock-Based Compensation Cost

The components of stock-based compensation and the amounts recorded within research and development expenses and selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the years ended December 31, 2022 and 2021, (in thousands):

	Year Ended December 31,
	2022	2021
Stock options	$5,516	$8,441
Restricted stock expense	750	616
Stock awarded to directors and officers	—	—
Employee stock purchase plan	60	150
Total stock-based compensation expense	$6,326	$9,207
Cost of sales	$111	$208
Research and development expenses	1,629	2,700
Selling, general, and administrative expenses	4,586	6,299
Total stock-based compensation expense	$6,326	$9,207

16. NET LOSS PER SHARE ATTRIBUTABLE TO ATHENEX, INC. COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing net loss attributable to Athenex, Inc. common stockholders by the weighted-average number of common shares issued, outstanding, and vested during the period. Net loss from continuing operations per share is calculated by dividing the net loss from continuing operations, less, net loss attributable to non-controlling interests, by the weighted-average number of common shares issued, outstanding, and vested during the period. Net loss from discontinued operations per share is calculated by dividing the loss from discontinued operations by the weighted-average number of common shares issued, outstanding, and vested during the period. Diluted net loss per share is computed by dividing net loss attributable to Athenex, Inc. common stockholders by the weighted-average number of common share and common shares equivalents for the period using the treasury-stock method. For the purposes of this calculation, warrants and pre-funded warrants for common stock and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following weighted average outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable Athenex, Inc. to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021
Stock options and other common stock equivalents	1,501,661	681,202
Unvested restricted common shares	36,695	17,658
Total potential dilutive common shares	1,538,356	698,860

17. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components and changes of accumulated other comprehensive (loss) income, net of related income tax effects, are as follows (in thousands):

Balance as of January 1, 2021	$(1,134)
Foreign currency translation adjustment	141
Unrealized gain on investment	506
Balance as of December 31, 2021	(487)
Foreign currency translation adjustment	2,597
Unrealized gain on investment	465
Reclassification of foreign currency translation included in net loss	(1,688)
Balance as of December 31, 2022	$887

18. BUSINESS SEGMENT, GEOGRAPHIC, AND CONCENTRATION RISK INFORMATION

The Company has two operating segments, which are organized based mainly on the nature of the business activities performed and regulatory environments in which they operate. The Company also considers the types of products from which the reportable segments derive their revenue. Each operating segment has a segment manager who is held accountable for operations and has discrete financial information that is regularly reviewed by the Company’s chief operating decision-maker. Consequently, the Company has concluded each operating segment to be a reportable segment. The Company’s operating segments are as follows:

Oncology Innovation Platform— This operating segment performs research and development on certain of the Company’s proprietary drugs, from the preclinical development of its chemical compounds, to the execution and analysis of its several clinical trials. It focuses specifically on Cell Therapy and Orascovery research platforms. This segment operates in the U.S., Hong Kong, the United Kingdom, and Latin America.

Commercial Platform— This operating segment includes APD, which focuses on the distribution, and sales of specialty pharmaceuticals. This segment provides services and products to external customers based mainly in the U.S.

The Company’s Oncology Innovation Platform segment operates and holds long-lived assets located in the U.S., Hong Kong, the United Kingdom, and Latin America. The Commercial Platform segment operates and holds long-lived assets located in the U.S. For geographic segment reporting, product sales have been attributed to countries based on the location of the customer.

Segment information is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Total revenue:
Oncology Innovation Platform	$14,844	$28,377
Commercial Platform	87,977	66,992
Total consolidated revenue	$102,821	$95,369

	Year Ended December 31,
	2022	2021
Total revenue by product group:
Commercial product sales	$87,977	$66,993
License fees	11,910	26,832
Contract manufacturing revenue	2,906	1,512
Other revenue	28	32
Total consolidated revenue	$102,821	$95,369

	Year Ended December 31,
	2022	2021
Net loss attributable to Athenex, Inc.:
Oncology Innovation Platform	$(96,670)	$(122,704)
Commercial Platform	(1,309)	(35,382)
Segment total	(97,979)	(158,086)
Discontinued operations	(5,448)	(41,682)
Total consolidated net loss attributable to Athenex, Inc.	$(103,427)	$(199,768)

	Year Ended December 31,
	2022	2021
Total depreciation and amortization
Oncology Innovation Platform	$1,064	$1,317
Commercial Platform	1,258	1,821
Segment total	2,322	3,138
Discontinued operations	2,146	1,865
Total depreciation and amortization	$4,468	$5,003

	December 31,
	2022	2021
Total assets:
Oncology Innovation Platform	$120,206	$141,808
Commercial Platform	76,541	53,112
Segment total	196,747	194,920
Discontinued operations	7,308	72,528
Total assets	$204,055	$267,448

	Year Ended December 31,
	2022	2021
Total revenue
United States	$96,076	$89,198
Spain	4,735	5,289
Other foreign countries	2,010	882
Total consolidated revenue	$102,821	$95,369

Customer revenue and accounts receivable concentration amounted to the following for the identified periods:

	Year Ended December 31,
	2022	2021
Percentage of total revenue by customer:
Customer A	23%	20%
Customer B	20%	22%
Customer C	20%	20%
Customer D	10%	29%

	December 31,
	2022	2021
Percentage of total accounts receivable by customer:
Customer A	34%	34%
Customer B	23%	41%
Customer C	13%	3%

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

The Company’s contracts may contain one or multiple promises, including the license of IP and development services. The licensed IP related to the Company's approved and late-stage drug candidates is capable of being distinct from the other performance obligations identified in the contract and is distinct within the context of the contract, as upon transfer of the IP, the customer is able to use and benefit from it, and the customer could obtain the development services from other parties. The Company also considers the economic and regulatory characteristics of the licensed IP and other promises in the contract to determine if it is a distinct performance obligation. The Company considers if the IP is modified or enhanced by other performance obligations through the life of the agreement and whether the customer is contractually or practically required to use updated IP. The IP licensed by the Company has been determined to be functional IP. The IP is not modified during the license period and therefore, the Company recognizes revenues from any portion of the transaction price allocated to the licensed IP when the license is transferred to the customer and they can benefit from the right to use the IP. The Company recognized $9.2 million and $0.5 million in license revenue from out-license arrangements for the year ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2021, the Company received $2.0 million in upfront fees for a license of TCR-T technology, which was deemed not to be distinct, as the IP is in an early stage and is dependent on development activities to be performed by the Company, and $0.7 million for licenses of Klisyri in territories in which it is not yet approved and further development activities are required to be performed by the Company. Therefore these licenses of IP and the development services were considered a bundled performance obligation. As of December 31, 2022 and 2021, this bundle of performance obligations was not satisfied and the corresponding $2.7 million was recorded as deferred revenue on the Company's consolidated balance sheet.

Other performance obligations included in most of the Company’s out-licensing agreements include performing development services to reach clinical and regulatory milestone events. The Company satisfies these performance obligations at a point-in-time, because the customer does not simultaneously receive and consume the benefits as the development occurs, the development does not create or enhance an asset controlled by the customer, and the development does not create an asset with no alternative use. The Company considers milestone payments to be variable consideration measured using the most likely amount method, as the entitlement to the consideration is contingent on the occurrence or nonoccurrence of future events. The Company allocates each variable milestone payment to the associated milestone performance obligation, as the variable payment relates directly to the Company’s efforts to satisfy the performance obligation and such allocation depicts the amount of consideration to which the Company expects to be entitled for satisfying the corresponding performance obligation. The Company re-evaluates the probability of achievement of such performance obligations and any related constraint and adjusts its estimate of the transaction price as appropriate. To date, no amounts have been constrained in the initial or subsequent assessments of the transaction price. The Company did not recognize revenue from other performance obligations included in the Company’s out-licensing agreements during the years ended December 31, 2022 or 2021.

Certain out-license agreements include performance obligations to manufacture and provide drug product in the future for commercial sale when the licensed product is approved. For the commercial, sales-based royalties, the consideration is predominantly related to the licensed IP and is contingent on the customer’s subsequent sales to another commercial customer. Consequently, the sales- or usage-based royalty exception would apply. Revenue will be recognized for the commercial, sales-based milestones as the underlying sales occur. The Company recognized $2.5 million and $25.0 million in commercial milestones during the years ended December 31, 2022 and 2021, respectively. The Company recorded $2.3 million and $1.0 million of royalty revenue related to sales of Tirbanibulin during the years ended December 31, 2022 and 2021, respectively.

The Company exercises significant judgment when identifying distinct performance obligations within its out-license arrangements, determining the transaction price, which often includes both fixed and variable considerations, and allocating the transaction price to the proper performance obligation. The Company did not use any other significant judgments related to out-licensing revenue during the years ended December 31, 2022 and 2021.

2. Commercial Platform

The Company’s Commercial Platform generates revenue by distributing specialty products through independent pharmaceutical wholesalers. The wholesalers then sell to an end-user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously established by the end-user and the Company. Upon the sale by the wholesaler to the end-user, the wholesaler will chargeback the difference, if any, between the original list price and price at which the product was sold to the end-user. The Company also offers cash discounts, which approximate 2.3% of the gross sales price, as an incentive for prompt customer payment, and, consistent with industry practice, the Company’s return policy permits customers to return products within a window of time before and after the expiration of product dating. Further, the Company offers contractual allowances, generally in the form of rebates or administrative fees, to certain wholesale customers, group purchasing organizations (“GPOs”), and end-user customers, consistent with pharmaceutical industry practices. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, GPO allowances, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). As of December 31, 2022 and 2021, the Company’s total provision for chargebacks and other deductions included as a reduction of accounts receivable totaled $29.5 million and $22.9 million, respectively. The Company’s total provision for chargebacks and other revenue deductions was $179.9 million and $129.0 million for the years ended December 31, 2022 and 2021, respectively.

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

Disaggregation of revenue

The following represents the Company’s revenue for its reportable segment by country, based on the locations of the customer (in thousands).

	For the Year Ended December 31, 2022
	Oncology Innovation Platform	Commercial Platform	Consolidated Total
United States	$8,099	$87,977	$96,076
Spain	4,735	—	4,735
Other Foreign Countries	2,010	—	2,010
Total Revenue	$14,844	$87,977	$102,821

	For the Year Ended December 31, 2021
	Oncology Innovation Platform	Commercial Platform	Consolidated Total
United States	$22,206	$66,992	$89,198
Spain	5,289	—	5,289
Other foreign countries	882	—	882
Total Revenue	$28,377	$66,992	$95,369

The Company also disaggregates its revenue by product group which can be found in Note 18 – Business Segment, Geographic, and Concentration Risk Information.

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers. The Company has not recorded any contract assets from contracts with customers (in thousands).

	December 31,
	2022	2021
Accounts receivable, gross	$67,011	$54,716
Chargebacks and other deductions	(29,470)	(22,869)
Provision for credit losses	(9,676)	(9,069)
Accounts receivable, net	$27,865	$22,778
Deferred revenue	2,823	2,798
Total contract liabilities	$2,823	$2,798

The following tables illustrate accounts receivable by reportable segments (in thousands).

	December 31, 2022
	Oncology Innovation Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$14,520	$52,491	$67,011
Chargebacks and other deductions	—	(29,470)	(29,470)
Provision for credit losses	(9,444)	(232)	(9,676)
Accounts receivable, net	$5,076	$22,789	$27,865

	December 31, 2021
	Oncology Innovation Platform	Commercial Platform	Consolidated Total
Accounts receivable, gross	$10,418	$44,298	$54,716
Chargebacks and other deductions	—	(22,869)	(22,869)
Provision for credit losses	(8,972)	(97)	(9,069)
Accounts receivable, net	$1,446	$21,332	$22,778

The Company incurs contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, the Company has determined that the balance related to these contract obligations is generally immaterial at any point in time. The Company monitors the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. As of December 31, 2022 and 2021, $2.8 million and $2.7 million, respectively, of contract liabilities related to customer deposits were made by customers of the Oncology Innovation Platform.

20. commitments and contingencies

Rental and lease commitments

In August 2015, the Company entered into a lease agreement with FSMC to occupy a portion of the Conventus Center for Collaborative Medicine in Buffalo, NY. Total rent expense related to this location, recognized on a straight-line basis, was $1.0 million for the each of the years ended December 31, 2022 and 2021. Under the Alliance Agreement with FSMC, the Company obligated to spend $100.0 million in the Buffalo area over the initial 10-year term of the lease and an additional $100.0 million during the second 10-year term if it elects to extend the lease. The Company also committed to hiring 250 permanent employees in the Buffalo area within the first 5 years of completion of the project. As of December 31, 2022, the Company had hired 36 permanent employees in the Buffalo area.

In October 2016, the Company’s Commercial Platform entered into an agreement to lease office space in Chicago, IL. Under the lease agreement, the Company will make monthly payments based on an escalating scale over ten years. Total rent expense related to this location, recognized on a straight-line basis, amounted to $0.3 million for each of the years ended December 31, 2022 and 2021. In lieu of a security deposit, an irrevocable letter of credit was issued to the landlord in the amount of $0.2 million.

In 2021, the Company extended its lease agreement to lease manufacturing and office space outside of Buffalo, NY. Under the lease agreement, the Company will make monthly payments into 2026. Total rent expense related to this location, recognized on a straight-line basis, amounted to $0.4 million for each of the years ended December 31, 2022 and 2021.

The Company entered into additional leases for lab and office space, and various equipment in, Houston, TX; Cranford, NJ; Latin America; and Buffalo, NY, during previous years which expire at various times through 2025. Rent expense recognized for these operating leases was not material to the financial statements for the years ended December 31, 2022 and 2021.

Future minimum payments under the non-cancelable operating leases consists of the following as of December 31, 2022 (in thousands):

Year ending December 31:	Minimum payments
2023	$2,238
2024	2,034
2025	1,472
2026	347
2027 and thereafter	131
$6,222

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

Dunkirk Facility Litigation

On October 5, 2022, Exyte U.S., Inc. filed a complaint in the Supreme Court of the State of New York in Erie County against the Company and ImmunityBio, Inc., alleging breach of contract and related claims in connection with the design and build of a manufacturing facility in Dunkirk, New York, by Exyte for the Company. On February 14, 2022, ImmunityBio closed on the purchase of the Company’s interest in the Dunkirk facility. The complaint alleges that the Company and/or ImmunityBio breached the agreement between the Company and Exyte by not paying amounts allegedly owed to Exyte under the agreement. The complaint seeks damages in excess of approximately $8.5 million. The Company has and will continue to vigorously defend itself against Exyte’s claims in the complaint and has asserted counterclaims against Exyte in the action seeking damages in excess of $10 million based on Exyte's failure to meet its contractual obligations. This case is in its very early stages. The Company has not recorded a liability related to these claims as the risk of loss is remote, but there can be no assurance as to the outcome.

21. SUBSEQUENT EVENTS

On February 15, 2023, the Company effected a 20:1 reverse stock split of its common stock in order to regain compliance with Nasdaq's continued listing requirements. All share and per share amounts, and exercise prices of stock options, warrants, and pre-funded warrants, if applicable, in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split. On March 16, 2023, the Company received notice from The Nasdaq Stock Market LLC indicating that the Company had regained compliance with the minimum bid price requirement under Nasdaq Rule 5550(a)(2).

In early March 2023, the Company received notices of certain alleged defaults and reservations of rights from Oaktree. The alleged defaults relate to (i) the Company exceeding the $10.0 million threshold for incurring additional indebtedness by having accounts payable owed to counterparties overdue by more than 90 days, (ii) the Company’s obligation to provide notice to Oaktree related to the foregoing, and (iii) the Company’s obligation to provide notice to Oaktree regarding the recent reverse stock split. Upon the occurrence of an Event of Default, Oaktree has the right to accelerate all amounts outstanding under the Senior Credit Agreement, in addition to other remedies available to it as a secured creditor. If Oaktree accelerates the maturity of the indebtedness under the Senior Credit Agreement, the Company does not have sufficient capital available to pay the amounts due on a timely basis, if at all, and there is no guarantee that it would be able to repay, refinance or restructure the payments due under the Senior Credit Agreement. In addition, an Event of Default under the Senior Credit Agreement may trigger cross-default under other agreements of the Company. The Company responded to Oaktree, including grounds upon which the Company disputes each of the alleged defaults. The Company has not reached a mutual agreement with Oaktree on this matter, and given the Company is in receipt of the notices of default and reservation of rights, which could result in payment to Oaktree on demand, the amounts due and outstanding to Oaktree are presented as a current obligation of the Company. Refer to Note 12 - Debt and Lease Obligations for additional information.

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Board Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the sections captioned “Election of Directors,” “Executive Officers,” “Corporate Governance Matters,” and “Delinquent Section 16(a) Reports” contained in our proxy statement related to the 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the information under the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement.

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

2. Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Activity in the following valuation and qualifying accounts consisted of the following (in thousands):

		Col. C - Additions
Col. A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts - Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
December 31, 2022
Provision for credit losses	$9,306	$1,650	(1)	$—		$(1,143)	(1)	$9,813
Allowance for chargebacks and other deductions	$22,868	$189,577	(2)	$—		$(182,975)	(2)	$29,470
Deferred tax asset valuation allowance	$137,742	$—		$31,203	(3)	$—		$168,945
December 31, 2021
Provision for credit losses	$9,637	$29	(1)	$—		$(360)	(1)	$9,306
Allowance for chargebacks and other deductions	$12,552	$129,425	(2)	$—		$(119,109)	(2)	$22,868
Deferred tax asset valuation allowance	$150,864	$—		$(13,122)	(3)	$—		$137,742

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

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

1.1	Sales Agreement, dated August 20, 2021, by and between Athenex, Inc. and SVB Leerink LLC as sales agent.	Form 8-K	001-38112	1.1	August 20, 2021

2.1	Agreement and Plan of Merger, by and among Athenex, Inc., Athenex Pharmaceuticals LLC, Kuur Therapeutics, Inc., Shareholder Representative Services LLC, solely as representative, agent and attorney-in-fact of the Merger Stockholders, Key Employees and Individual Company Directors, dated May 4, 2021.	Form 8-K	001-38112	10.1	May 5, 2021

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of June 19, 2017.	Form 8-K	001-38112	3.1	June 22, 2017

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, effective as of November 22, 2022.	Form 8-K	001-38112	3.1	November 22, 2022

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of February 15, 2023.	Form 8-K	001-38112	3.1	February 14, 2023

3.4	Amended and Restated Bylaws of the Company, effective as of June 19, 2017.	Form 8-K	001-38112	3.2	June 22, 2017

4.1	Specimen Common Stock Certificate.	—	—	—	Filed herewith

4.2	Form of Warrant to Purchase Common Stock (Oaktree).	Form 8-K	001-38112	4.1	June 22, 2020

4.3	Form of Warrant to Purchase Common Stock (Sagard and IMCO Investors).	Form 8-K	001-38112	4.1	August 6, 2020

4.4	Form of Warrant to Purchase Common Stock dated August 15, 2022.	Form 10-Q	001-38112	4.1	November 3, 2022

4.5	Form of Pre-Funded Warrant dated August 15, 2022.	Form 8-K	001-38112	10.2	August 15, 2022

4.6#	Warrant Agency Agreement, by and among Athenex, Inc., Computershare Inc., and Computershare Trust Company, N.A., dated as of August 15, 2022.	Form 10-Q	001-38112	4.2	November 3, 2022

4.7	Description of Securities	—	—	—	Filed herewith

10.1+	Form of Director and Officer Indemnification Agreement.	Form S-1	333-217928	10.1	May 12, 2017

10.2+	Amended and Restated Employment Agreement by and between Johnson Lau and Kinex Pharmaceuticals, Inc., effective as of June 1, 2015.	Form S-1	333-217928	10.23	May 12, 2017

10.3+	Employment Agreement by and between Athenex, Inc. and Dr. Rudolf Min-Fun Kwan, effective as of February 21, 2017.	Form S-1	333-217928	10.25	May 12, 2017

10.4+	Employment Agreement by and between Athenex, Inc. and Jeffrey Yordon, effective as of February 21, 2017.	Form S-1	333-217928	10.28	May 12, 2017

10.5+	Employment Agreement between Athenex, Inc. and Joe Annoni, effective as of February 18, 2022.	Form 8-K	001-38112	10.1	February 22, 2022

10.6+	2013 Common Stock Option Plan and Form of Common Stock Option Agreement.	Form S-1	333-217928	10.4	May 12, 2017

10.7+	2017 Employee Stock Purchase Plan.	Form S-1/A	333-217928	10.6	June 2, 2017

10.8+	Amended and Restated 2017 Omnibus Incentive Plan.	Form 10-Q	001-38112	10.4	August 6, 2020

10.9+	First Amendment to the Athenex, Inc. Amended and Restated 2017 Omnibus Incentive Plan.	Form S-8	333-258192	4.6	July 27, 2021

10.10+	Second Amendment to the Athenex, Inc. Amended and Restated 2017 Omnibus Incentive Plan.	Form 8-K	001-38112	10.1	November 22, 2022

10.11+	Form of Stock Option Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	Form S-1/A	333-217928	10.5	June 2, 2017

10.12+	Form of Restricted Stock Award Agreement pursuant to the Amended and Restated 2017 Omnibus Incentive Plan.	Form 10-K	001-38112	10.7	March 1, 2021

10.13+	Form of Restricted Stock Unit Award Agreement (Officers) pursuant to the Amended and Restated 2017 Omnibus Incentive Plan.	—	—	—	Filed herewith

10.14+	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) pursuant to the Amended and Restated 2017 Omnibus Incentive Plan.	—	—	—	Filed herewith

10.15+	Form of Salary Deduction and Stock Purchase Agreement.	Form 8-K	001-38112	10.1	March 29, 2022

10.16	Sublease Agreement by and between Fort Schuyler Management Corporation and Kinex Pharmaceuticals, Inc., effective as of July 21, 2015.	Form S-1	333-217928	10.19	May 12, 2017

10.17	Registration Rights Agreement dated as of July 3, 2018 by and between Athenex, Inc. and Perceptive Life Sciences Master Fund Ltd.	Form 10-Q	001-38112	10.7	August 14, 2018

10.18#	Credit Agreement and Guaranty dated as of June 19, 2020, by and among Athenex, Inc., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	Form 8-K	001-38112	10.1	June 22, 2020

10.19	First Amendment and Limited Waiver to Credit and Guaranty Agreement between Athenex, Inc. and Oaktree Fund Administration, LLC, as administrative agent, dated June 3, 2021.	Form 10-Q	001-38112	10.4	August 5,2021

10.20	Second Amendment to Credit and Guaranty Agreement between Athenex, Inc. and Oaktree Fund Administration, LLC, as administrative agent, dated December 14, 2021.	Form 10-K	001-38112	10.60	March 16, 2022

10.21	Third Amendment to Credit and Guaranty Agreement and First Amendment to the Warrants between Athenex, Inc. and Oaktree Fund Administration, LLC, as administrative agent, dated January 19, 2022	Form 10-K	001-38112	10.61	March 16, 2022

10.22#	Fourth Amendment to Credit and Guaranty Agreement, Second Amendment to the Warrants and Partial Release of Collateral, by and among Athenex, Inc., the lenders and warrant holders party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders, dated as of June 21, 2022.	Form 10-Q	001-38112	10.2	July 29, 2022

10.23	Fifth Amendment to Credit and Guaranty Agreement, by and among Athenex, Inc., the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders, dated as of June 29, 2022.	Form 10-Q	001-38112	10.3	July 29, 2022

10.24	Sixth Amendment to Credit and Guaranty Agreement, by and among Athenex, Inc., the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders, dated as of August 14, 2022.	Form 8-K	001-38112	10.2	August 18, 2022

10.25	Waiver to Credit and Guaranty Agreement, by and among Athenex, Inc., the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders, dated as of November 17, 2022.	Form 8-K	001-38112	10.1	November 21, 2022

10.26	Security Agreement dated as of June 19, 2020, by and among Athenex, Inc., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	Form 10-Q	001-38112	10.2	August 6, 2020

10.27	Registration Rights Agreement by and among Athenex, Inc. and the purchasers named therein, dated as of June 19, 2020.	Form 10-Q	001-38112	10.3	August 6, 2020

10.28^	License Agreement by and between Hanmi Pharmaceutical Ltd. and Kinex Pharmaceuticals, LLC, effective as of December 16, 2011.	Form S-1	333-217928	10.7	May 12, 2017

10.29	First Amendment to License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Co., Ltd., effective as of November 9, 2012.	Form S-1	333-217928	10.7.1	May 12, 2017

10.30	Second Amendment to License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Ltd., effective as of October 21, 2013.	Form S-1	333-217928	10.7.2	May 12, 2017

10.31	Third Amendment to License Agreement by and between Kinex Pharmaceuticals, Inc. and Hanmi Pharmaceutical Ltd., effective as of March 3, 2015.	Form S-1	333-217928	10.7.3	May 12, 2017

10.32^	Fourth Amendment to License Agreement by and between Athenex, Inc. and Hanmi Pharmaceutical Co., Ltd., effective as of March 7, 2017.	Form S-1	333-217928	10.7.4	May 12, 2017

10.33	Fifth Amendment to License Agreement by and between Athenex, Inc. and Hanmi Pharmaceutical Co. Ltd., effective as of September 4, 2018.	Form 10-K	001-38112	10.45	March 11, 2019

10.34^	License Agreement by and among Hanmi Pharmaceutical Co., Ltd., Kinex Therapeutics (HK) Limited, and Kinex Pharmaceuticals, Inc., effective as of June 28, 2013.	Form S-1	333-217928	10.8	May 12, 2017

10.35^	Clinical Trial Collaboration and Supply Agreement by and among Athenex, Inc., Eli Lilly and Company and ImClone LLC, effective as of October 24, 2016.	Form S-1	333-217928	10.17	May 12, 2017

10.36^	License and Development Agreement by and between Athenex, Inc., Almirall, S.A. and Aqua Pharmaceuticals LLC., dated as of December 11, 2017.	Form 8-K	001-38112	10.1	December 15, 2017

10.37^	First Amendment to License and Development Agreement by and between Athenex, Inc., Almirall, S.A., and Aqua Pharmaceuticals LLC, dated as of September 26, 2018.	Form 10-Q	001-38112	10.3	November 14, 2018

10.38^	Letter Agreement by and between Athenex, Inc., Almirall, S.A. and Aqua Pharmaceuticals LLC, dated as of September 26, 2018.	Form 10-Q	001-38112	10.4	November 14, 2018

10.39	Second Amendment to License and Development Agreement by and between Athenex, Inc., Almirall, S.A., and Aqua Pharmaceuticals LLC, dated as of June 18, 2019.	Form 10-Q	001-38112	10.30.2	August 7, 2019

10.40**#	Revenue Interest Purchase Agreement, by and among ATNX SPV, LLC, Athenex, Inc., and the purchaser parties thereto, dated as of June 21, 2022.	Form 10-Q	001-38112	10.1	July 29, 2022

10.41	Limited Waiver under Revenue Interest Purchase Agreement, by and among ATNX SPV, LLC, Athenex, Inc., and the purchaser parties thereto, dated as of August 14, 2022.	Form 8-K	001-38112	10.1	August 18, 2022

10.42^	License Agreement by and between Kinex Pharmaceuticals, LLC and PharmaEssentia Corp., effective as of December 8, 2011.	Form S-1	333-217928	10.10	May 12, 2017

10.43	First Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of December 23, 2016.	Form S-1	333-217928	10.10.1	May 12, 2017

10.44	Second Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp. dated as of February 15, 2021.	Form 10-Q	001-38112	10.2	May 6, 2021

10.45^	License Agreement by and between Kinex Pharmaceuticals, Inc. and PharmaEssentia Corp., effective as of December 16, 2013.	Form 10-Q	001-38112	10.11	May 7, 2020

10.46	First Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of December 23, 2016.	Form S-1	333-217928	10.11.1	May 12, 2017

10.47^	Second Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of November 27, 2018.	Form 10-Q	001-38112	10.11.2	May 7, 2020

10.48^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of August 1, 2016.	Form S-1	333-217928	10.14	May 12, 2017

10.49^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of August 26, 2016.	Form S-1	333-217928	10.14.1	May 12, 2017

10.50^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of February 22, 2017.	Form S-1	333-217928	10.14.2	May 12, 2017

10.51^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of May 5, 2017.	Form S-1/A	333-217928	10.14.3	June 2, 2017

10.52^	Joint Venture Agreement by and between SunGen Pharma LLC and Athenex Pharmaceutical Division, effective as of September 22, 2016.	Form S-1	333-217928	10.15	May 12, 2017

10.53^	Addendum to Joint Venture Agreement by and between SunGen Pharma LLC and Athenex Pharmaceutical Division, LLC, effective November 29, 2016.	Form S-1	333-217928	10.15.1	May 12, 2017

10.54	Limited Liability Company Agreement of Peterson Athenex Pharmaceuticals, LLC, effective as of October 4, 2016.	Form S-1	333-217928	10.15.2	May 12, 2017

10.55^	Service Agreement by and between Dohmen Life Science Services, LLC (n/k/a Eversana Life Science Services, LLC) and Athenex Pharmaceutical Division, LLC, effective as of August 9, 2016.	Form S-1	333-217928	10.16	May 12, 2017

10.56^	Binding Term Sheet for License, Supply and Distribution Agreement by and among Athenex API Limited, Nang-Kuang Pharmaceutical Co., LTD and CANDA NK-2, LLC, effective as of December 29, 2016.	Form S-1	333-217928	10.21	May 12, 2017

10.57	Asset Purchase Agreement by and between Athenex, Inc. and Amphastar Pharmaceuticals, Inc., dated February 1, 2017.	Form S-1	333-217928	10.22	May 12, 2017

10.58**	Asset Purchase and Sale Agreement dated as of September 1, 2020 by and between Athenex Pharmaceutical Division, LLC and Ingenus Pharmaceuticals, LLC.	Form 10-K	001-38112	10.50	March 1, 2021

10.59**	Co-Marketing, Manufacture and Supply Agreement dated as of November 2, 2020 by and between Athenex Pharmaceutical Division, LLC and Ingenus Pharmaceuticals, LLC.	Form 10-K	001-38112	10.51	March 1, 2021

10.60**	Manufacture and Supply Agreement dated as of January 15, 2021 by and between Athenex Pharmaceutical Division, LLC and Ingenus Pharmaceuticals, LLC.	Form 10-K	001-38112	10.52	March 1, 2021

10.61^	License Agreement dated as of June 29, 2018 by and between Xiangxue Life Sciences Ltd. and Axis Therapeutics Limited.	Form 8-K	001-38112	10.3	July 2, 2018

10.62**#	Second Amended and Restated Co-Development Agreement between Baylor College of Medicine and Kuur Therapeutics Limited, dated October 12, 2021.	Form 10-K	001-38112	10.71	March 16, 2022

10.63**	Second Amended and Restated Exclusive License and Option Agreement between Baylor College of Medicine and Kuur Therapeutics Limited, dated October 12, 2021.	Form 10-K	001-38112	10.72	March 16, 2022

10.64#	Purchase Agreement, by and between Athenex, Inc. and ImmunityBio, Inc. dated January 7, 2022.	Form 8-K	001-38112	10.1	January 12, 2022

10.65#	Equity Purchase Agreement, by and among TiHe Capital (Beijing) Co. Ltd., Athenex API Limited, Athenex Pharmaceuticals (China) Limited, Polymed Therapeutics, Inc., and Athenex, Inc., dated as of July 7, 2022.	Form 10-Q	001-38112	10.4	July 29, 2022

10.66	Letter Agreement, by and among TiHe Capital (Beijing) Co. Ltd., Athenex API Limited, Athenex Pharmaceuticals (China) Limited, Polymed Therapeutics, Inc., and Athenex, Inc., dated as of September 30, 2022.	Form 10-Q	001-38112	10.5	November 3, 2022

10.67#	Supply Agreement, by and among Chongqing Taihao Pharmaceutical Co., Ltd., Chongqing Sintaho Pharmaceutical Co., Ltd., and ATNX SPV, LLC, dated as of November 16, 2022.	__	__	__	Filed herewith

21.1	Subsidiaries of Athenex, Inc.	__	__	__	Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	__	__	__	Filed herewith

24.1	Power of Attorney (included on signature page hereto).	__	__	__	Filed herewith

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

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

Date: March 20, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johnson Y.N. Lau Johnson Y.N. Lau	Chief Executive Officer and Board Chairman (Principal Executive Officer)	March 20, 2023

/s/ Joe Annoni Joe Annoni	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2023

/s/ Stephanie Davis Stephanie Davis	Director	March 20, 2023

/s/ Manson Fok Manson Fok	Director	March 20, 2023

/s/ Jordan Kanfer Jordan Kanfer	Director	March 20, 2023

/s/ Robert Spiegel Robert Spiegel	Director	March 20, 2023

/s/ Benson Tsang Benson Tsang	Director	March 20, 2023

/s/ John Moore Vierling John Moore Vierling	Director	March 20, 2023

/s/ Jinn Wu Jinn Wu	Director	March 20, 2023