Form 10-K/A
period 2022-12-31
Athenex, Inc.
filed 2023-04-28
CIK 1300699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
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
As of March 13, 2023, 8,663,209 shares of common stock of the registrant were outstanding.

Audit Firm ID	Auditor Name:	Auditor Location:
34	Deloitte & Touche LLP	Williamsville, New York

Table of Contents
EXPLANATORY NOTE
Athenex, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form
10-K
(the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) for the sole purpose of providing the information required in Part III of our Annual Report within 120 days of the end of our 2022 fiscal year. The originally filed Annual Report incorporated the Part III information by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders (the “Annual Meeting”) to be filed within 120 days of the end of our 2022 fiscal year. The Annual Meeting has not been scheduled yet, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will not be filed within 120 days of the end of our 2022 fiscal year.
Except as described above, this Amendment does not amend any other information set forth in the originally filed Annual Report, and the Company has not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the originally filed Annual Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

The following table provides information with respect to our Board of Directors (the “Board”) as of April 10, 2023.

Class I Directors with Terms Expiring 2024

Name	Age	Position(s) with Athenex	Director Since
Stephanie Davis	59	Director	April 2019
Benson Kwan Hung Tsang	58	Director	July 2018
Jinn Wu, Ph.D.	74	Director	April 2007

Class II Directors with Terms Expiring in 2025

Name	Age	Position(s) with Athenex	Director Since
Manson Fok	66	Director	June 2015
John Moore Vierling, M.D.	77	Director	April 2019

Class III Directors with Terms Expiring in 2023

Name	Age	Position(s) with Athenex	Director Since
Johnson Y.N. Lau, M.D.	62	Chief Executive Officer & Chairman of the Board	November 2003
Jordan Kanfer	53	Director	April 2019
Robert Spiegel, MD, FACP	73	Director	August 2020

The following is a biographical summary of the experience of our Board.

Stephanie Davis

Ms. Davis has served as a member of our Board since April 2019. She is currently a Senior Client Partner at Korn Ferry, where she has led the Private Equity/Technology markets in North America since August 2017 and is a core member of the CEO & Board practices. Prior to joining Korn Ferry, Ms. Davis spent 17 years at Spencer Stuart, another leading global executive search firm where she was a member of the CEO & Board Practice. Earlier in her career, she led the international division of educational software company, Jostens Learning Corporation, and was a management consultant with McKinsey & Company. Throughout her career, Ms. Davis has been active with several nonprofits. Previously she served as a National Trustee for The Boys & Girls Clubs of America; a Trustee and Chair, Committee on Trustees for The Buckley School; and a board member for Los Angeles Team Mentoring. Ms. Davis was a member of the board of directors of Software Acquisition Group, Inc. (Nasdaq: SAQN), Software Acquisition Group, Inc. II (Nasdaq: SAII), and Software Acquisition Group, Inc. III (Nasdaq: SWAG), each a blank check company formed for the purpose of effecting a merger. Ms. Davis is a frequent speaker on board governance and women in the boardroom, including: Princeton University’s She ROARS Conference 2018, “Earning your Stripes: The Journey to Board Membership”; Harvard Business School Reunion 2017, “Women on Boards”; and several corporate conferences. She is a founding sponsor of “2020 Women on Boards” national campaign, and member of WomenCorporateDirectors. Ms. Davis earned her M.B.A. from Harvard Business School and her B.S. in Engineering, cum laude, from Princeton University.

We believe that Ms. Davis serves as a valuable member of our Board due to her expertise in corporate governance, executive compensation, and executive leadership qualifications.

Benson Kwan Hung Tsang

Mr. Tsang has served as a member of our Board since July 2018. Mr. Tsang brings over 30 years of financial and general management experience to Athenex. Mr. Tsang has served as CFO of Maxinovel Pharmaceutical Inc. since July 2021 and as a partner of Hongsen Investment Management Limited, the GP of Hongsen Investment Fund LP, since January 1, 2020. From July 2015 to August 2021, he provided financial and operational advisory services to companies in Canada and China through his consulting firm, Benita Consulting Company. From March 2010 to June 2015, Mr. Tsang served as the Chief Financial Officer of ATA Inc. From July 2006 to February 2009, Mr. Tsang held the role of Chief Financial Officer of WuXi Pharmatech Inc. where he played a crucial role in the company’s successful IPO in 2007. Mr. Tsang was appointed as an independent director of Pharmaron Beijing Co., Ltd. in November 2019. Previously, from November 2011 to March 2013, he served as an independent director of Shangpharma Corp. Mr. Tsang has also held senior positions at PCCW Ltd., Imation Corp., Coopers & Lybrand, and D&T. He is a member of the Chartered Professional Accountants of Canada and the Hong Kong Institute of Certified Public Accountants. Mr. Tsang holds a Bachelor of Commerce degree and an M.B.A. from McMaster University in Ontario, Canada.

We believe that Mr. Tsang serves as a valuable member of our Board due to his extensive financial and management experience.

Jinn Wu

Dr. Wu has served as a member of our Board since April 2007. In 1987, Dr. Wu founded XenoBiotic Laboratories, Inc., or XBL, in Plainsboro, New Jersey, a contract research organization that provides an extensive array of clinical and preclinical research services to the biotechnology and pharmaceutical industries, and he served as its President until September 2014. Since then, Dr. Wu has served as Chief Scientific Officer and Senior Vice President of WuXi AppTec from 2015 to 2016 and, from 2017 through October 2018, as Scientific Strategic Advisor to WuXi AppTec Group. Dr. Wu has served as Chairman of the Board of AiViva Biopharma since 2016 and a member of the board of directors of Handa Biopharmaceuticals, Inc. since 2017. Dr. Wu earned a Ph.D in Natural Products and Medicinal Chemistry from Ohio State University and spent several years as a research scientist at FMC Corporation (NYSE: FMC) before founding XBL.

We believe that Dr. Wu serves as a valuable member of our Board due to his extensive medical experience and experience with clinical and preclinical research services.

Manson Fok

Dr. Fok has served as a member of our Board since June 2015. Since March 2019, Dr. Fok has served as Dean of the Faculty of Medicine at Macau University of Science and Technology (MUST). From June 2013 to February 2019, Dr. Fok served as Dean, Faculty of Health Science at MUST. Dr. Fok has also served as chairman of Virtus Medical Group since January 2018. Prior to his service at MUST, beginning in October 2011 and until 2014, Dr. Fok served as the chairman of Pedder Clinic, a private medical practice in Hong Kong. He is also the Hospital Director of University Hospital at MUST; President of the Macau Healthcare Management and Promotion Association; President, World Association of World Chinese Doctors; Honorary Fellow, Chinese College of Surgeons; committee member, the Council for Medical Affairs in Macau SAR, as well as the Academy of Medicine of Macau SAR, among many other leadership positions. Dr. Fok is also a director of Avalon Biomedical (Management) Limited (“Avalon BioMedical”), an investment holding company with a focus on Asian life sciences development and commercialization. Dr. Fok was awarded the 2014 Gusi Peace Prize in Humanitarianism for his remarkable contributions to medical education, healthcare delivery, and cross-border biotechnology developments that act as a bridge within Asia and across continents. From 2016 to 2018, Dr. Fok served as the president of the same Peace Prize Foundation to continue promoting peace, cooperation and healthcare development in the Asia-Pacific region. After receiving his medical degree (M.B.B.S.) from the University of Hong Kong in 1982, Dr. Fok was appointed faculty in the Surgical Unit of the University of Hong Kong. Dr. Fok has published many original research papers in high-ranking international medical journals and chapters in various academic books focusing on minimally invasive treatment for esophageal surgery.

We believe that Dr. Fok serves as a valuable member of our Board due to his extensive knowledge of cross-border biotechnology developments that act as a bridge between the United States and Asia.

John Moore Vierling

Dr. Vierling has served as a member of our Board since April 2019. Dr. Vierling has served as a tenured Professor of Medicine and Surgery and Chief of Hepatology at the Baylor College of Medicine in Houston, Texas since 2005. He is a Director of Advanced Liver Therapies (a clinical research unit for adult liver diseases), Baylor Liver Health (a program for liver wellness) and Program Director of the Hepatology and Liver Transplantation Fellowship. He also is a member of the Scientific Advisory Counsel for Mallinckrodt Pharmaceuticals, member of the Hepatology Counsel for Novartis, and Chairman of the Data Safety and Management Board of Fractyl Laboratories Inc. He obtained his A.B. in Biology with Great Distinction from Stanford University and received his M.D. degree from Stanford University School of Medicine. He is ABIM certified in internal medicine and gastroenterology, and was formerly certified in Transplant Hepatology. He was the founding Medical Director of Liver Transplantation at both the University of Colorado Health Sciences Center and Cedars-Sinai/UCLA Medical Center, where he was Director of Hepatology beginning in 1990 and later Medical Director of Multi-Organ Transplantation. His clinical interests include autoimmune and alloimmune liver diseases, liver transplantation, hepatobiliary cancers, acute liver failure, viral hepatitis, non-alcoholic fatty liver disease, Wilson disease and drug-induced liver injury (“DILI”). His translational research interest is immunologic mechanisms of hepatobiliary injury in autoimmune and alloimmune liver diseases, cancer immunotherapy, DILI, viral hepatitis and acute liver failure. He has authored over 250 manuscripts, reviews and chapters. Honors include Phi Beta Kappa, Alpha Omega Alpha, Best Doctors in America, Top 1% physician rating by U.S. News and World Report, Who’s Who in America, Who’s Who in the World, Who’s Who in Science and Engineering and Who’s Who in Healthcare. He currently serves on the National Institutes of Health and National Institute of Diabetes and Digestive and Kidney Diseases Liver Tissue and Cell Distribution System Coordinating Committee and the DSMB for their DILI Network. He is the recipient of the 2021 American Association for the Study of Liver Diseases Distinguished Service Award. He also has served as President of the American Association for the Study of Liver Diseases, Secretary-Treasurer of Digestive Disease Week® and chairman of the National board of directors of the American Liver Foundation.

We believe that Dr. Vierling serves as a valuable member of our Board due to his extensive medical experience and experience with clinical research.

Johnson Y.N. Lau

Dr. Lau has served as our Chief Executive Officer since 2011 and as Chairman of our Board since our inception in 2003. Dr. Lau has had extensive leadership experience in both scientific and business management. He previously served as Chairman and Chief Executive Officer of Ribapharm Inc. (“Ribapharm”), a company that engages in the development, acquisition, and commercialization of products for the treatment of diseases principally in the antiviral and anticancer areas, and oversaw the company’s initial public offering in 2002. Ribapharm was acquired by Valeant Pharmaceuticals International (now known as Bausch Health) in 2003. Prior to Ribapharm, he served as Senior Vice President and Head of Research and Development for the pharmaceutical company, ICN Pharmaceuticals Inc. (“ICN”). Prior to joining ICN, Dr. Lau served as the Senior Director of Antiviral Therapy Research at the pharmaceutical company, Schering-Plough Corporation. Dr. Lau has contributed more than 200 scientific publications, editorials/reviews and chapters in peer reviewed scientific journals and has edited two books. He was a Director of the Board of Chelsea Therapeutics International, Ltd., a pharmaceutical company, serving as the chair of the Audit and Risk Management Committee as well as the Corporate Governance Committee. He previously served on the board of Porton Fine Chemicals Ltd., a pharmaceutical company now known as Porton Pharma Solutions Ltd. (“Porton”), from March 2016 until December 2019. In 2020, Dr. Lau paid an administrative fine of RMB 100,000 (approximately $14,150) to the China Securities Regulatory Commission (“CSRC”) in connection with certain accounting and compliance infractions by senior leaders at Porton that occurred while he served as a director. Dr. Lau was not a member of the Audit or the Corporate Governance Committees and was only informed of the infractions following the occurrence of the events by the Audit Committee. While Dr. Lau had appealed the penalty imposed by the CSRC and filed an administrative lawsuit, the Beijing Financial Court sustained the decision of the CSRC in March 2022. Dr. Lau also serves on the board of directors of private companies including Avalon Biomedical and AiViva Biopharma, Inc., as well as serving the Hong Kong X-Tech Startup platform as a general partner and mentor. He is also and is an honorary professor/adjunct professor of Hong Kong Polytechnic University, and a board member of a number of private companies, including C-MER Eye Care Holdings Limited, D&J Technology Limited, and RainsOptcs Limited. Dr. Lau received his medical degree (M.B.B.S.) and medical doctorate degree (M.D.) from the University of Hong Kong. He is also a Fellow of the Royal College of Physicians.

We believe that Dr. Lau serves as a valuable member of our Board due to the perspective and experience he brings as our Chief Executive Officer and Chairman.

Jordan Kanfer

Mr. Kanfer has served as a member of our Board since April 2019. Mr. Kanfer has served as a Senior Healthcare Analyst at Maven Investment Partners since May 2019. He was the Managing Director, Convertible and Equity Research at Opti Capital Management, where he was responsible for all aspects of healthcare investing for both credit and equity components, from March 2018 to April 2019. He is currently a member of the American College of Healthcare Executives and serves on the Board of Advisors for dB Diagnostics Systems. Mr. Kanfer’s investment management experience includes working in various managerial and senior analyst roles, most recently for Arrowgrass Capital Partners from July 2014 to February 2018, and previously at TPG-Axon Capital, JANA Partners, and SAC Capital. Prior to working on the buy-side, Mr. Kanfer was a Vice President at Goldman, Sachs & Co., and previously worked in the healthcare industry in multiple consulting and operations capacities. He received an M.P.H. from the University of Massachusetts at Amherst and a B.A. in history from Yeshiva University.

We believe that Mr. Kanfer serves as a valuable member of our Board due to his extensive financial experience.

Robert Spiegel

Dr. Spiegel has served as a member of our Board since August 2020. Dr. Spiegel has over 30 years of extensive R&D and operational experience in biopharmaceuticals, including large pharmaceutical and biotechnology companies and academic startups as well as an advisor to venture capital and private equity funds. Dr. Spiegel was an Assistant Professor and Director of the Developmental Therapeutics Program at New York University Medical Center from September 1980 to November 1983 and then spent 26 years at Schering-Plough (now Merck & Co.) from November 1983 to December 2009, where he joined as the first Director for Oncology Clinical Research. He then held a series of senior executive positions, including Senior Vice President for Worldwide Clinical Research and Chief Medical Officer. During his time at Schering-Plough he led teams that took numerous drug candidates through clinical development, was involved with over 30 New Drug Application approvals by the U.S. Food and Drug Administration (“FDA”), participated in multiple due diligence reviews and in-licensing decisions, re-engineered pharmacovigilance and risk management areas, and built a quality system for all research operations. Dr. Spiegel is a consultant to the biotech industry and has served on the Scientific Advisory Board and Board of Directors of multiple biotech companies. He received his B.A. from Yale University and his M.D. from the University of Pennsylvania. He received his specialty training in Medical Oncology at the National Cancer Institute, NIH.

We believe that Dr. Spiegel serves as a valuable member of our Board due to his drug development expertise.

Board Diversity Matrix

The table below provides certain highlights of the composition of our Board as of April 10, 2023. Each of the categories listed in the table below has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix (As of April 10, 2023)

Total Number of Directors	8
	Female	Male	Non-Binary	Did not Disclose Gender
Part I: Gender Identity
Directors	1	6	—	1
Part II: Demographic Background
Asian	—	2	—	—
White	1	2	—	—
LGBTQ+	—
Did not Disclose Demographic Background	3

EXECUTIVE OFFICERS

The following table provides information with respect to our executive officers as of April 10, 2023.

Name	Age	Position(s)
Johnson Lau, M.D.	62	Chief Executive Officer and Chairman of the Board

Jeffrey Yordon	74	Chief Operating Officer and President, Athenex Pharmaceutical Division

Joe Annoni	54	Chief Financial Officer

Timothy Cook	61	Chief Business and Commercial Officer, Proprietary Drugs

Rudolf Kwan, M.B.B.S.	70	Medical Officer for Small Molecules

Daniel Lang, M.D.	57	President, Athenex Cell Therapy

The following is a biographical summary of the experience of our executive officers, other than Dr. Lau, whose biography appears above.

Jeffrey Yordon

Mr. Yordon joined our company as President, Athenex Pharmaceutical Division in April 2016 and in February 2017 he was appointed as our Chief Operating Officer. Mr. Yordon has held multiple senior management positions in the pharmaceutical industry over the last 46 years. Mr. Yordon was the Founder, Chairman and Chief Executive Officer of Sagent Pharmaceuticals from 2007 until joining us in 2016. Prior to that, Mr. Yordon was the COO of American Pharmaceutical Partners where he was a co-founder until the company was eventually sold to Fresenius. Mr. Yordon was the CEO of Faulding Pharmaceuticals, CEO and founder of YorPharm, COO of Gensia Pharmaceuticals and he was involved in the sale of each of these companies to Apotex, Teva and Hospira, respectively. Mr. Yordon was an Ernst & Young Entrepreneur of the Year in 2011, was inducted into the Chicago Entrepreneur Hall of Fame in 2014, won a prestigious Innovation Award from the City of Chicago, was appointed to the Chicago Innovation Council in 2014, was appointed by Governor Rauner to the Illinois Sports Facilities Authority in 2015, has been appointed to be the Chairman of the Board of the Northern Illinois University Foundation, is the Chair of the NIU Political Science Advisory Panel and is actively involved in the NIU Athletic program. Mr. Yordon received a B.A. in Political Science from Northern Illinois University.

Joe Annoni

Mr. Annoni has served as our Chief Financial Officer since February 2022. Mr. Annoni has experience working in private equity, investment banking, and consulting and advisory work, with over 20 years of corporate finance experience. Prior to joining Athenex, Mr. Annoni served as Managing Director and a strategic corporate finance advisor with GFW Partners, a boutique advisory firm, beginning in 2010. Mr. Annoni co-founded NHA Capital, a family office investment firm, where he led private equity and venture capital investment activities from 2007 to 2010. Before co-founding NHA, he was a Vice President at investment banking firm Roth Capital where he led M&A and capital market advisory engagements. Early in his career, he was employed at PricewaterhouseCoopers advising Fortune 100 clients across a broad range of engagements including strategy, acquisitions, divestitures, restructuring, and operational improvements.

Timothy Cook

Mr. Cook has served as Chief Business and Commercial Officer, Proprietary Drugs since December 2021 and previously served as the Company’s Senior Vice President of Global Oncology since July 2018. Prior to joining the Company, Mr. Cook served as the Vice President and Chief Operating Officer for Lilly Oncology from February 2017 until December 2017 after serving in various roles of increasing responsibility beginning in November 2000.

Rudolf Kwan

Dr. Kwan has served as our Medical Officer for Small Molecules since 2022, our Chief Medical Officer from 2014 to 2022, and has advised our company since 2008. Until February 2017, Dr. Kwan was engaged on a consultant basis. Dr. Kwan has over 20 years of experience in the pharmaceutical industry in global clinical development and operations. Before joining us, he served dual roles at Schering-Plough as Vice President and Regional Head of Asia Pacific Global Clinical Operations and Vice President of Global Clinical Development (“CNS”). In the clinical operations position, Dr. Kwan successfully recruited Heads of Clinical Operations for China, South East Asia, Australia, Taiwan and South Korea and set up the infrastructure to conduct global clinical trials in Asia Pacific for Schering-Plough. As Vice President of Global CNS he was responsible for the clinical development of all Schering-Plough’s central nervous system drugs, globally, where his achievements included overseeing development and execution of a bioequivalence registration strategy for a new formulation of Temodol for glioblastoma, which led to a simultaneous global registration. He also designed and executed multiple global development programs. He held similar positions at Chiron Corporation and was at Smith-Kline Beecham. Dr. Kwan obtained his medical degree (M.B.B.S) from the University of Hong Kong, and received subsequent training at the University of Wales and is a member of the Royal College of Physicians in the United Kingdom. He was a member and Chair of the Data Monitoring and Safety Board and Protocol Review Board for the Clinical Trial Network of the National Institute on Drug Abuse of the U.S. National Institutes of Health (“NIH”). He was also a member of several advisory panels and grant review panels for the NIH.

Daniel Lang

Dr. Lang has served as President, Athenex Cell Therapy since 2021. Since 2019, Dr. Lang has also served as the Senior Director of Corporate Development and President of Axis Therapeutics. Dr. Lang brings to Athenex over 25 years of experience in medicine, healthcare investment as well as leadership and business. Prior to joining Athenex, Dr. Lang served as Chief Investment Officer of the RS Value franchise, acquired by Victory Capital in 2016, focused on domestic equity strategies since 2016. Prior to joining RS Investment Management in 2009, he was an analyst at Farallon Capital Management covering biotech, medical device, pharma, and healthcare services globally. Previously, he was a senior associate at a venture capital firm, Brilleon Capital and the co-founder and CFO of Sapient Medical Group. Dr. Lang was a clinical fellow and a post-doctoral research fellow in cardiology at the University of California, San Francisco and the Gladstone Cardiovascular Research Institute. Dr. Lang was board certified in internal medicine and a Chief Medical Resident at Mount Sinai Hospital in New York. Dr. Lang holds a B.A. in Chemistry from Cornell University and an M.D. from Cornell University Medical College.

CORPORATE GOVERNANCE MATTERS

Information about our Board

Our Board currently consists of eight directors, six of whom are considered independent directors, as defined in the currently applicable Nasdaq Stock Market listing standards. The directors who are not considered independent are Dr. Fok, who is deemed not to be independent because he had a material relationship with us within the last three years, and our Chief Executive Officer, Johnson Y.N. Lau. Our amended and restated certificate of incorporation and amended and restated bylaws provide that the number of directors on the Board may be determined from time to time by resolution of the Board.

Our Board is currently divided into classes as follows:

•	Class I, which consists of Stephanie Davis, Benson Tsang and Jinn Wu, whose terms will expire at our annual meeting of stockholders to be held in 2024;

•	Class II, which consists of Manson Fok and John Moore Vierling, M.D., whose terms will expire at our annual meeting of stockholders to be held in 2025; and

•	Class III, which consists of Johnson Y.N. Lau, Jordan Kanfer and Robert Spiegel, whose terms will expire at our annual meeting of stockholders to be held this year.

Upon the expiration of the initial term of office for each class of directors, nominees for such class shall be elected for a term of three years and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. Any additional directorships resulting from an increase in the number of directors or a vacancy will be filled by the majority vote of the remaining directors then in office. Because approximately one-third of our directors will be elected at each annual meeting, two consecutive annual meetings of stockholders could be required for the stockholders to change a majority of the Board.

As Chairman of the Board, Dr. Lau has authority to, among other things, call and preside over meetings of our Board, set meeting agendas in consultation with the chairs of the committees of the Board and with the approval of the Lead Independent Director, and perform such other duties and responsibilities as requested by the Board. Accordingly, Dr. Lau, along with the Lead Independent Director, has the ability to shape the work of the Board. We believe Dr. Lau’s experience at the Company and on other public company boards allows him to possess detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company and our business, and therefore, positions him well to develop agendas with the chairs of the committees of our Board and the Lead Independent Director that ensure our Board’s time and attention are focused on critical matters.

We believe that combining the positions of Chief Executive Officer and Chairman of the Board helps to ensure that our Board and management act with a common purpose. In our view, separating the positions of Chief Executive Officer and Chairman has the potential to give rise to divided leadership, which could interfere with good decision-making or weaken our ability to develop and implement strategy. Instead, we believe that combining the positions of Chief Executive Officer and Chairman provides a single, clear chain of command to execute our strategic initiatives and business plans. In addition, we believe that a combined Chief Executive Officer and Chairman is better positioned to act as a bridge between management and our Board, facilitating the regular flow of information. While our Board believes the combination of these positions has served us well, and intends to maintain this combination of roles where appropriate and practicable, our Board may separate the positions of Chief Executive Officer and Chairman of the Board in the future.

When the Chairman of the Board and Chief Executive Officer are one person, a majority of our Board’s independent directors designate a Lead Independent Director to provide additional independent leadership and oversight to our Board. The Lead Independent Director serves as a liaison between the Chairman of the Board and the independent directors, leads executive sessions of the Board, leads the Board in discussions concerning the Chief Executive Officer’s employment, performance, compensation and dismissal, approves meeting agendas and meeting schedules for our Board, approves information sent to the Board, is available for consultation and direct communication if requested by major stockholders and performs such other duties and responsibilities as requested by the Board. Ms. Davis is currently the Lead Independent Director.

Family Relationships

There is no family relationship between any director, executive officer or person nominated to become a director or executive officer of the Company.

Selection of Nominees for the Board

For each meeting of stockholders to elect members of the Board, our Nominating and Governance Committee will recommend that the Board nominate qualified candidates whom our Nominating and Governance Committee has evaluated to stand for election to the Board. In addition, our Nominating and Governance Committee is responsible for establishing the procedures for our stockholders to nominate candidates to the Board. The committee has not formulated any specific minimum qualifications for director candidates, but has determined certain desirable characteristics, including experience, integrity, competence, diversity, skills, industry knowledge and independence. One of the core functions of our Nominating and Governance Committee is to provide assistance to the Board in ensuring the diversity of the Board. While we do not have a formal policy regarding the consideration of diversity in identifying nominees for director, we support diversity at all levels within the Company and will continue to seek out individuals who will bring diversity in perspectives, experiences and background to the Board and include such individuals as candidates for Board positions.

Our Nominating and Governance Committee will consider nominations for director candidates by our stockholders. Stockholders may submit candidates for nomination to the Board based on the criteria set forth by the Nominating and Governance Committee and the Board in accordance with the procedures set forth in our amended and restated bylaws.

Stockholders wishing to recommend a candidate for nomination should submit such nomination in writing in accordance with the sections entitled “Communications with the Board” and “Stockholder Proposals” in our proxy statement related to the 2022 Annual Meeting of Stockholders filed with the SEC on April 28, 2022. Our Nominating and Governance Committee evaluates nominees recommended by stockholders in the same manner in which the committee evaluates nominees recommended by other persons as well as its own nominee recommendations.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Conduct that establishes the standards of ethical conduct applicable to all directors, executive officers and employees of the Company and addresses, among other things, conflicts of interest, corporate opportunities, regulatory reporting, corporate communications, and confidentiality requirements. The Code of Conduct also addresses, among other things, keeping appropriate records to ensure proper disclosure controls and procedures and internal controls over financial reporting. We intend to disclose any amendments to the Code of Conduct, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements. Our Nominating and Governance Committee is responsible for applying and interpreting our Code of Conduct in situations where questions are presented to it. Our Audit Committee, in conjunction with our Nominating and Governance Committee, monitors the employee hotline for concerns relating to the Code of Conduct and accounting or auditing concerns. Our Code of Conduct is posted under Investors—Corporate Governance—Governance Highlights section of our website at www.athenex.com.

Audit Committee

Our Audit Committee consists of Messrs. Tsang (Chair) and Kanfer and Dr. Wu. Our Audit Committee is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each of Messrs. Tsang and Kanfer and Dr. Wu satisfy the independence requirements of Rule 5605(a)(2) and Rule 5605(c) of the Nasdaq Stock Market listing standards and Section 10A(m)(3) of the Exchange Act. Our Audit Committee met four times during our 2022 fiscal year.

Our Audit Committee is responsible for, among other things:

•	overseeing our corporate accounting and financial reporting processes, our internal audit function, and the audit of our financial statements by our independent registered public accounting firm;

•

reviewing the qualifications, independence and performance of our independent registered public accounting firm, appointing the independent registered public accounting firm and determining and approving the fees paid to such firm;

•	monitoring the quality and integrity of our financial statements and reports;

•

reviewing the results of the annual audit, including recommending their inclusion in our annual report, and reviewing quarterly financial statements and the disclosures in our periodic reports filed with the SEC;

•

periodically reviewing the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by the independent registered public accounting firm and our senior management, and reviewing and evaluating the organization and performance of our internal audit function;

•

reviewing the results of management’s efforts to monitor financial and regulatory compliance with our programs and policies designed to ensure adherence to applicable laws and rules, as well as to its Code of Business Conduct and Ethics (“Code of Conduct”), including review and approval of related party transactions as applicable;

•	preparing the Audit Committee Report to be included in our annual proxy statement;

•

reviewing our guidelines and policies with respect to risk assessment and risk management, including major financial risk exposures and the steps taken by management to monitor and control these exposures; and

•	overseeing, with our Compensation Committee, our compensation policies and practices to avoid creating risks that are reasonably likely to have a material adverse effect on us.

Our Board has affirmatively determined that Mr. Tsang is qualified as the “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. The designation does not impose on Mr. Tsang any duties, obligations or liabilities that are greater than those generally imposed on members of the Audit Committee and the Board.

Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to this committee.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of a registered class of our Common Stock or other equity securities to file with the SEC certain reports of ownership and reports of changes in ownership of our securities. Executive officers, directors and stockholders who hold more than 10% of our outstanding Common Stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). Based solely on a review of this information and/or written representations from these persons that no other reports were required, we believe that, during the prior fiscal year all of our executive officers, directors, and to our knowledge, greater than 10% stockholders, complied with the filing requirements of Section 16(a) of the Exchange Act, except for: Timothy Cook, who filed one late Form 4 with respect to one transaction; Johnson Lau and Rudolph Kwan, who each filed one late Form 4 with respect to two transactions and another late Form 4 with respect to one transaction; Jeffrey Yordon, Joe Annoni, Jinn Wu, and Michael Smolinski, a former executive officer, who each filed one late Form 4 with respect to two transactions; and Stephanie Davis, Manson Fok, Jordan Kanfer, Robert Spiegel, Benson Tsang, and John Vierling, who each filed one late Form 4 with respect to one transaction.

In making this statement, we have relied upon the written representations of our directors and officers, and copies of the reports that they have filed with the SEC.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

This section describes the executive compensation for our named executive officers, or NEOs, who for 2022 were:

•	Johnson Y.N. Lau, our Chief Executive Officer and Chairman of the Board (Principal Executive Officer);

•	Jeffrey Yordon, our Chief Operating Officer and President, Athenex Pharmaceutical Division; and

•	Daniel Lang, the President of Athenex Cell Therapy.

Summary Compensation Table

The following table shows information regarding the compensation for our NEOs for the fiscal years ended December 31, 2022, and 2021.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(2)	Total ($)
Johnson Y.N. Lau	2022	525,000	—	166,375	—	23,130	714,505
Chief Executive Officer and Chairman of the Board	2021	525,000	570,000	353,608	77,150	22,732	1,548,490
Jeffrey Yordon	2022	420,000	—	99,825	—	4,836	524,661
Chief Operating Officer and President, Athenex Pharmaceutical Division	2021	420,000	190,000	117,869	—	4,717	732,586
Daniel Lang	2022	325,000	—	133,100	—	23,052	481,152
President, Athenex Cell Therapy	2021	309,308	178,000	110,589	—	23,864	621,761

1.

Represents aggregate grant date fair value of the awards under FASB ASC Topic 718, Compensation—Stock Compensation. Amounts are determined using the Black-Scholes Method and the assumptions set forth in Note 15—Stock-Based Compensation to our audited financial statements contained in our 2022 Annual Report on Form 10-K.

2.	The table below shows the components of the All Other Compensation column for 2022:

Name	401(k) Matching Contributions ($)	Company- Paid Health Insurance ($)	Medical Opt-Out Payments ($)	Group- Term Life Insurance ($)	HSA Contribution ($)	Total ($)
Johnson Y.N. Lau	3,231	16,919	—	1,980	1,000	23,130
Jeffrey Yordon	—	303	800	3,733	—	4,836
Daniel Lang	4,875	16,919	—	258	1,000	23,052

Narrative to Summary Compensation Table

Employment agreement for Johnson Y.N. Lau

We entered into an amended and restated employment agreement with Dr. Lau, effective June 1, 2015, and amended on June 26, 2015. His employment agreement is automatically renewed for additional one-year terms beginning on March 1, 2016 and each anniversary thereof, unless on or before such date Dr. Lau or we deliver a written notice at least 90 days in advance of such date to the other indicating non-renewal. The agreement contains customary non-solicitation, non-competition and confidentiality provisions.

Under the agreement, Dr. Lau is entitled to receive an annual base salary of $200,000 and annual deferred compensation of $300,000 that earns interest at a rate of four percent per annum until paid. As of January 1, 2019, our nonqualified deferred compensation plan is frozen, and no additional contributions can be made to the plan. As a result, Dr. Lau receives the full amount of his base salary without any deferral. We meet annually with Dr. Lau to review and revise his compensation for the following calendar year. If we cannot agree with Dr. Lau on his compensation for the next calendar year on or before December 31 of the current calendar year, and Dr. Lau resigns as a result thereof, such resignation is deemed a termination without cause. Our Compensation Committee determined not to increase Dr. Lau’s base salary in 2022 and his current base salary is $525,000. Dr. Lau is also eligible to be considered for an annual incentive award and other Company benefits.

Upon Dr. Lau’s termination of employment without good reason or as a result of his death or permanent disability, he is entitled to receive all previously earned and accrued but unpaid base salary, bonuses and benefits up to the date of such termination. Upon Dr. Lau’s termination without cause, our election not to renew his employment agreement (except in the case of his termination for cause, or death or permanent disability), or his resignation for good reason, he is entitled to receive unpaid base salary, bonuses and benefits up to the date of such termination, base salary in effect as of the date of termination for a period of 36 months following the date of such termination and a cash payment equal to the value of our contribution to any benefits subscribed to by Dr. Lau at the time of termination for a 36-month period. Payment of base salary and benefits past the date of termination is conditioned upon Dr. Lau electing to provide consulting services to us during such 36-month period, except in the case of termination upon a change of control for which such payments are not conditioned on such services being provided. During the consulting period, Dr. Lau will be paid reasonable compensation for services rendered to us and our affiliates, receive continuation of health insurance or payment of premiums and would continue to be subject to the other applicable restrictive covenants in his employment agreement.

Additionally, under a Salary Deduction and Stock Purchase Agreement entered into by certain of our executive officers in March 2022, including Dr. Lau, on the applicable payment date, the executive officer authorizes us to deduct a certain amount of the individual’s after-tax base salary. This deducted amount is used to purchase a number of shares of Common Stock determined using the Nasdaq Official Closing Price per share on the applicable payroll date. The executive officer may decrease the amount of the deduction upon notice to the Board and may only increase the amount of the deduction with the prior written consent of the Board. We sell these shares of Common Stock in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Employment agreement for Jeffrey Yordon

We entered into an employment agreement with Mr. Yordon, effective February 21, 2017. The initial term of the agreement is three years and will automatically renew for additional one-year terms until terminated pursuant to its terms. The agreement also contains customary non-solicitation and confidentiality provisions.

Under the agreement, Mr. Yordon is entitled to receive an annual base salary of $400,000, as may be adjusted upward from time to time. His current base salary is $420,000. Mr. Yordon is also eligible to be considered for a year-end bonus and other Company benefits.

Upon termination of Mr. Yordon’s employment as a result of his death or disability, he is entitled to receive all compensation or benefits required under applicable law, his annual bonus, if earned, for the calendar year in which such termination occurred (prorated for any partial year), and, if such termination is as a result of disability, an amount sufficient to provide Mr. Yordon with one year of healthcare coverage comparable to what he would have received while employed. Upon termination of Mr. Yordon’s employment with or without good reason or without cause, he is entitled to receive all compensation or benefits required under applicable law and, if applicable, the amounts paid during the non-compete period (as discussed below). Any post-termination payment to Mr. Yordon or his estate is contingent upon execution of a release of claims.

Mr. Yordon’s employment agreement provides for a one-year non-competition period within a limited geographic area. In the event the employment relationship is terminated after the initial three-year term, or is earlier terminated (except for cause), then the non-competition period is deemed waived by us, unless we elect to provide Mr. Yordon with notice within 10 business days of the effective date of such termination of our election to enforce the one-year non-competition period and agree to pay Mr. Yordon through the end of the non-competition period his full amount of base salary and an amount equal to our contribution toward healthcare insurance coverage which Mr. Yordon and his family, if applicable, were receiving as of the date of termination.

Employment agreement for Daniel Lang

We entered into an employment agreement with Mr. Lang, effective September 2, 2019. The initial term of the agreement was one year and automatically renews for additional one-year terms until terminated pursuant to its terms. The agreement also contains customary non-solicitation and confidentiality provisions.

Under the agreement, Mr. Lang is entitled to receive an annual base salary of $300,000, as may be adjusted upward from time to time. His current base salary is $325,000. Mr. Lang is also eligible to be considered for a discretionary year-end bonus of up to 40 percent of his base salary based upon milestones determined annually by our Compensation Committee. Mr. Lang is also eligible to be considered for an annual incentive award and other Company benefits.

Upon termination of Mr. Lang’s employment as a result of his death or disability, he is entitled to receive all compensation or benefits required under applicable law, his annual bonus, if earned, for the calendar year in which such termination occurred (prorated for any partial year), and, if such termination is as a result of disability, an amount sufficient to provide Mr. Lang with one year of healthcare coverage comparable to what he would have received while employed. Upon termination of Mr. Lang’s employment with or without good reason or without cause, he is entitled to receive all compensation or benefits required under applicable law and, if applicable, the amounts paid during the non-compete period (as discussed below). Any post-termination payment to Mr. Lang or his estate is contingent upon execution of a release of claims.

Mr. Lang’s employment agreement provides for a one-year non-competition period within a limited geographic area. In the event the employment relationship is terminated after the initial one-year term, or is earlier terminated (except for cause), then the non-competition period is deemed waived by us, unless we elect to provide Mr. Lang with notice within 10 business days of the effective date of such termination of our election to enforce the one-year non-competition period and agree to pay Mr. Lang through the end of the non-competition period his full amount of base salary and an amount equal to our contribution toward healthcare insurance coverage which Mr. Lang and his family, if applicable, were receiving as of the date of termination.

Equity Grants

Our Amended and Restated 2017 Omnibus Incentive Plan (the “Incentive Plan”), provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and any parent and subsidiary employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to our employees, directors, and consultants and to employees, directors, and consultants of certain affiliated entities. We typically grant stock options at the start of employment to each NEO. Our Compensation Committee evaluates each year whether our NEOs will receive an award of equity-based compensation as one component of their overall compensation for such year. Our Compensation Committee establishes and reviews a target grant amount for each NEO based on comparable market data and to determine the amount granted to each NEO based on his individual performance and our overall performance as a Company.

We award our equity grants on the date our Board approves the grant recommended by our Compensation Committee. The exercise price of stock options is not less than the closing price of our common stock on the Nasdaq Global Select Market on the grant date of the stock option. Time vested stock options and restricted stock unit grants to our NEOs typically vest 25% on each anniversary of the vesting commencement date over a four-year period.

The table below provides outstanding equity awards held by our NEOs as of December 31, 2022, including those granted during the fiscal years ended December 31, 2022 and 2021.

Non-Qualified Deferred Compensation

On January 1, 2019, we froze our Non-Qualified Deferred Compensation Plan. Dr. Lau is the only NEO who is a participant in the plan. While no contributions can be made, Dr. Lau’s current contributions remain in the plan and, pursuant to his employment agreement, earn interest at a rate of four percent per annum until paid.

Outstanding Equity Awards as of December 31, 2022

The following table lists the outstanding equity awards held by our NEOs as of December 31, 2022:

		Option awards				Stock awards
Name	Grant Date (1)	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price(2) ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Johnson Y.N. Lau	1/2/2013	60,000	—	91.00	1/2/2023
	5/22/2015	70,000	—	150.00	5/22/2025
	6/13/2017	1	—	220.00	6/13/2027
	3/27/2018	12,500	—	346.00	3/27/2028
	2/28/2019	3,125	9,375	263.40	2/28/2029
	11/15/2019					1,917,052	(3)	870,342
	3/24/2020	2,753	—	146.40	3/24/2030
	6/5/2020	7,500	7,500	249.00	6/5/2030
	8/3/2021	1,875	5,625	76.00	8/3/2031
	8/3/2021								5,625	(4)	16,650
	7/20/2022	—	12,500	13.31	7/20/2032
Jeffrey Yordon	6/19/2016	7,500	—	180.00	6/19/2026
	6/13/2017	10,591	—	220.00	6/13/2027
	3/27/2018	5,000		346.00	3/27/2028
	2/28/2019	3,750	1,250	263.40	2/28/2029
	6/5/2020	2,500	2,500	249.00	6/5/2030
	8/3/2021	625	1,875	76.00	8/3/2031
	8/3/2021								1,875	(4)	5,550
	7/20/2022	—	7,500	13.31	7/20/2032
Daniel Lang	11/15/2019								609,291	(5)	609,291
	8/27/2020	1,000	1,000	205.20	8/27/2030
	9/16/2021	625	1,875	71.20	9/16/2031
	9/6/2021								1,875	(4)	5,550
	7/20/2022	—	10,000	13.31	7/20/2032

1.	Unless otherwise indicated, unvested awards vest in four equal annual installments beginning on the anniversary of the grant date.
2.

For option grants prior to our initial public offering on June 14, 2017, we determined the option exercise price based on our per-share valuation on the date of grant. After our initial public offering on June 14, 2017, we determine the option exercise price based on the closing price of our Common Stock on the date of grant.

3.

These RSUs cover shares of our 55% subsidiary, Axis Therapeutics Limited, and vest in three tranches each with six equal annual installments, tranche 1 beginning on November 15, 2020, tranche 2 beginning on November 15, 2021 and tranche 3 beginning on November 15, 2022. Dr. Lau opted to forfeit his right to RSUs that vested on November 15, 2022.

4.	Each RSU represents a contingent right to receive one share of our common stock.

5.

These RSUs cover shares of our 55% subsidiary, Axis Therapeutics Limited, and vest in two tranches with six equal annual installments, tranche 1 beginning on November 1, 2020 and tranche 2 beginning on November 15, 2021. Mr. Lang opted to forfeit his right to RSUs that vested on November 15, 2022.

Payments on Termination

The amount of post-employment compensation that we will be required to pay to our NEOs is determined pursuant to the terms of their respective employment agreements. There are no agreements between us and the NEOs that provide for payments upon termination other than the employment agreements described above. See “Employment Agreements” for the terms of the employment agreements for each NEO.

Our NEOs are ineligible for severance in the event they are terminated for cause.

Under Dr. Lau’s employment agreement, “cause” is defined as (i) the commission of a felony or other crime involving moral turpitude or the commission of any other act or omission involving dishonesty, disloyalty (i.e., a breach of fiduciary duty of loyalty), or fraud with respect to the Company; (ii) breach of fiduciary duties; (iii) gross negligence or willful misconduct with respect to the Company; (iv) substantial or repeated failure to perform material employment duties assigned by the Board which are consistent with the executive’s title and position, and, if curable, which failure is not cured within 15 days after written notice is delivered to the executive; or (v) material breach of executive’s obligations, which breach, if curable, is not cured within 30 days after written notice.

Under Dr. Lau’s employment agreement, “good reason” is defined as a resignation within two years of the occurrence of any of the following events: (i) a material and selective reduction in base salary, but not including a reduction in compensation that is applied generally to our executive officers and necessitated by financial conditions; (ii) a material reduction of authority, duties or responsibilities; or (iii) a material breach by us of Dr. Lau’s employment agreement.

For the other NEOs, “cause” generally means (i) documented nonperformance or nonperformance of their duties, or refusal to abide by or comply with the reasonable directives of the CEO, or the Company’s policies and procedures that continues without cure or remedy for thirty (30) days after the CEO has given written notice specifying in reasonable detail the manner in which the executive has failed to perform such duties or comply with such directions, (ii) conviction for, or plea of nolo contendere to, any felony causing material harm to the Company or the reputation of the Company, or any other conviction for, or plea of nolo contendere to, any act or omission involving fraud, theft or embezzlement, (iii) the commission of any other act or omission involving fraud with respect to the Company or any of its affiliates that could reasonably constitute a crime under applicable law based on the facts and circumstances as alleged, (iv) a breach by the executive his employment agreement, (v) the commission of any act that is in breach of the executive’s fiduciary duties of care or loyalty to Company, (vi) gross negligence or willful misconduct with respect to the Company or any of its affiliates that continues without cure or remedy for thirty (30) days after the CEO has given written notice to the executive specifying in reasonable detail the manner in which the executive has engaged in gross negligence or willful misconduct with respect to the Company or any of its affiliates, or (vii) a breach by the executive of any other material provision of his employment agreement that is not susceptible to remedy or cure, or if susceptible to remedy or cure, that is not cured or remedied and continues beyond thirty (30) days after the CEO has given written notice to the executive specifying in reasonable detail the manner in which the executive has breached his employment agreement.

For our other NEOs, “good reason” generally means, without such NEOs consent, the occurrence of one of the following: (i) a material diminution of the duties or change in position or compensation or change or removal of titles; (ii) our material breach of any provision of the employment agreement; (iii) resignation after an act by the CEO or the Board that would constitute a breach of our code of ethics, if any, or fiduciary duties, a crime or material fraud; or (iv) except for Dr. Kwan, the principal place of work is relocated by us or any acquiring or successor entity (or parent or subsidiary thereof) to a location more than 100 miles from our current location; provided, however, that the NEO shall have given written notice to the Company within 90 days after any event which has resulted in any such material diminution and the Company has failed to cure any such material diminution within 30 days of receipt of such written notice.

Dr. Lau is also eligible for severance under his employment agreement upon a termination other than for cause in the context of a change in control. For these purposes, a change in control is defined as (i) any person or entity other than the Company or an affiliate (a “Person”), becomes the beneficial owner, directly or indirectly, of securities of the

Company representing more than 50% of the combined voting power of the Company’s then outstanding securities; (ii) the Company’s stockholders approve a merger, consolidation or other business combination (a “Business Combination”) other than a Business Combination in which holders of Common Stock of the Company immediately prior to the Business Combination have substantially the same proportionate ownership of the equity of the surviving corporation or other business entity immediately after the Business Combination as immediately before; (iii) the Company’s stockholders approve either an agreement for the sale or disposition of all or substantially all of the Company’s assets to any entity that is not an affiliate, or a plan of complete liquidation of the Company; or (iv) the persons who were directors immediately before a tender offer by any Person other than the Company or an affiliate, or before a merger, consolidation or contested election, or before any combination of such transactions, cease to constitute a majority of the members of the Board as a result of such transaction or transactions, or the Company engages in a business transaction or agreement with a third-party that obtains and exercises the right to replace the majority of the members of the Board, including the Company’s Chairman of the Board.

Change in Control Compensation—Acceleration of Axis Equity Awards

Pursuant to the award agreements for Dr. Lau and Dr. Lang pursuant to the Axis 2019 Equity Incentive Plan, their unvested RSUs and stock options, respectively, are subject to accelerated vesting upon the occurrence of a change in control, certain corporate transactions, or termination of service without cause.

A “change-in-control” is generally defined as a change in ownership or control effected through either of the following types of transactions:

•

the direct or indirect acquisition by any person or related group of persons (other than an acquisition from or by Axis or by a company-sponsored employee benefit plan or by a person that directly or indirectly controls, is controlled by, or is under common control with, Axis) of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of the company’s outstanding securities pursuant to a tender or exchange offer made directly to the stockholders of Axis; or

•

a change in the composition of the board of directors of Axis over a period of twelve (12) months or less such that a majority of the members of the board of directors (rounded up to the next whole number) ceases, by reason of one or more contested elections, to be comprised of individuals who are continuing members of the board of directors.

In our agreements, “cause” generally means, in the absence of a written agreement and definition for a particular grantee: (i) performance of any act or failure to perform any act in bad faith and to the detriment of Axis, its subsidiaries, Athenex or XLifeSc (the “Group”); (ii) dishonesty, intentional misconduct or material breach of any agreement with the Group; and (iii) commission of a crime involving dishonesty, breach of trust, or physical or emotional harm to any person, in each case as determined by the plan administrator.

Pay Versus Performance

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO(1) (3) ($)	Average Summary Compensation Table Total for Non-PEO NEOs(2) ($)	Average Compensation Actually Paid to Non-PEO NEOs(2) (4) ($)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (“TSR”) ($)	Net Income (Loss) ($) (in thousands)
2022	714,505	1,693,557	502,907	570,405	1.33	(104,423)
2021	1,548,490	3,202,412	677,174	(74,870)	12.30	(202,036)

1.	Our PEO for fiscal years 2021 and 2022 was Johnson Y.N. Lau, our Chief Executive Officer & Chairman of the Board.
2.

For purposes of this table, our non-PEO NEOs for fiscal years 2021 and 2022 were Jeffrey Yordon, our Chief Operating Officer and President, Athenex Pharmaceutical Division, and Daniel Lang, our President of Athenex Cell Therapy.

3.	The table below shows adjustments made to determine compensation “actually paid” to our PEO:

Adjustments to Determine Compensation “Actually Paid” for PEO	FY 2022	FY 2021
Deduction for amounts reported under the “Stock Awards” column of Summary Compensation Table (“SCT”)	—	(570,000)
Deduction for amounts reported under the “Option Awards” column of SCT	(166,375)	(353,608)
Increase for fair value of awards granted during year that remain unvested as of year end	166,375	1,040,060
Increase for fair value of awards granted during year that vest during year	—	—
Increase/deduction for change in fair value from prior year-end to current year-end of awards granted prior to year that were outstanding and unvested as of year-end	1,012,609	1,559,981
Increase/deduction for change in fair value from prior year-end to vesting date of awards granted prior to year that vested during year	648,193	318,456
Deduction of fair value of awards granted prior to year that were forfeited during year	(681,750)	(340,966)
Increase based upon incremental fair value of awards modified during year	—	—
Increase based on dividends or other earnings paid during year prior to vesting date of award	—	—
Total Adjustments	979,052	1,653,922

4.	The table below shows adjustments made to determine compensation “actually paid” to our non-PEO NEOs:

Adjustments to Determine Compensation “Actually Paid” for non-PEO NEOs	FY 2022	FY 2021
Deduction for amounts reported under the “Stock Awards” column of SCT	—	(184,000)
Deduction for amounts reported under the “Option Awards” column of SCT	(116,463)	(114,229)
Increase for fair value of awards granted during year that remain unvested as of year end	116,463	298,229
Increase for fair value of awards granted during year that vest during year	—	—
Increase/deduction for change in fair value from prior year-end to current year-end of awards granted prior to year that were outstanding and unvested as of year-end	(163,500)	(473,942)
Increase/deduction for change in fair value from prior year-end to vesting date of awards granted prior to year that vested during year	230,998	(278,102)
Deduction of fair value of awards granted prior to year that were forfeited during year	—	—
Increase based upon incremental fair value of awards modified during year	—	—
Increase based on dividends or other earnings paid during year prior to vesting date of award	—	—
Total Adjustments	67,498	(752,044)

Relationship between Compensation Actually Paid to our NEOs and Performance Measures

Our Compensation Committee uses Company-wide and individual performance in relation to goals set by the Committee when making compensation decisions for our NEOs, including base salary adjustments and determining target and actual incentive awards. In making compensation decisions, our Compensation Committee considers a wide range of factors, including the Company’s financial goals (increasing stockholder value, preserving cash to extend the cash runway, and growing revenue), the Company’s product goals (initiating strategic investment priorities, managing existing pipelines to meet research and development milestones, and managing existing product lines), and the Company’s operational goals (improving manufacturing operations and process and retaining key employees). The Compensation Committee also considers the following:

•	establishment and maintenance of key strategic relationships, partnerships and new business initiatives;

•	our performance against the annual individual goals established by our Compensation Committee (in consultation with management, as applicable);

•	each NEO’s skills, experience and qualifications relative to other similarly-situated executives;

•	the scope of each NEO’s role and responsibilities compared to other similarly-situated executives;

•	performance for each NEO, based on an assessment of individual contributions to our overall performance;

•	the review of industry and market trends as performed by the Compensation Committee; and

•	the recommendations provided by our Chief Executive Officer with respect to the compensation of our other NEOs.

Our NEOs did not receive any bonuses or non-equity incentive plan compensation during the years ended December 31, 2022 and 2021. Additionally, the Compensation Committee did not increase our NEOs’ base salaries during the period presented.

Relationship between Compensation Actually Paid to our NEOs and TSR

As demonstrated by the table above, the amount of compensation actually paid to our NEOs is not aligned with the Company’s TSR over the two years presented in the table. Our stock price declined in the years ending December 31, 2022 and 2021 after the receipt of the Complete Response Letter from the FDA in February 2021 for Oral Paclitaxel, market-wide stock price volatility for biopharmaceutical companies, and a general decline in the financial markets and related factors beyond our control. While the Compensation Committee may review the Company’s TSR as one factor among many when determining the compensation for our NEOs, because the Company is a pharmaceutical development company and because of the general decline in the financial markets referenced herein, the Compensation Committee does not find TSR as important a factor as advancement in drug development and retaining critical employees with institutional knowledge of our business for compensation decisions.

Relationship between Compensation Actually Paid to our NEOs and Net Income (Loss)

As demonstrated by the table above, the amount of compensation actually paid to our NEOs is not aligned with the Company’s net income (loss) over the two years presented in the table. Since our inception, we have incurred net losses and negative cash flows from our operations. Despite our net loss decreasing from 2021 to 2022, the compensation actually paid to our PEO decreased while the compensation actually paid to our other NEOS increased. While the Compensation Committee may review the Company’s net loss as one factor among many when determining the compensation for our NEOs, because the Company is a pharmaceutical development company, the Compensation Committee does not find net loss as important a factor as advancement in drug development and retaining critical employees with institutional knowledge of our business for compensation decisions.

DIRECTOR COMPENSATION

After taking into account managements’ reports on director compensation practices at comparable public companies, our Board determines the compensation of its members. In accordance with our Corporate Governance Guidelines, a significant component of our Board’s compensation is stock-based, which we utilize together with cash compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we consider the time commitment and skill level required of members of our Board in addition to the competitive market for director compensation.

The following table sets forth the total compensation earned by each of our non-employee directors in 2022.

Name	Fees earned or paid in cash ($)	Option awards(1) ($)	Total ($)
A. Kim Campbell (2)	19,500	—	19,500
Stephanie Davis (3)	38,000	7,998	45,998
Manson Fok (4)	30,000	5,713	35,713
Jordan Kanfer (5)	34,000	7,998	41,998
Robert Spiegel (6)	38,000	7,998	45,998
Benson Kwan Hung Tsang (7)	46,000	9,140	55,140
John Moore Vierling (8)	34,000	7,998	41,998
Jinn Wu (9)	34,000	6,855	40,855

1.

Represents aggregate grant date fair value of the awards under FASB ASC Topic 718, Compensation—Stock Compensation. Amounts are determined using the Black-Scholes Method and the assumptions set forth in Note 15—Stock-Based Compensation to our audited financial statements contained in our 2022 Annual Report on Form 10-K.

2.	Ms. Campbell options to purchase 6,675 shares of our Common Stock as of December 31, 2022. Ms. Campbell retired from the Board at the conclusion of our 2022 annual meeting of stockholders.
3.	Ms. Davis held options to purchase 3,063 shares of our Common Stock as of December 31, 2022.
4.	Dr. Fok held options to purchase 18,238 shares of our Common Stock as of December 31, 2022.
5.	Mr. Kanfer held options to purchase 2,625 shares of our Common Stock as of December 31, 2022.
6.	Dr. Spiegel held options to purchase 1,678 shares of our Common Stock as of December 31, 2022.
7.	Mr. Tsang held options to purchase 3,863 shares of our Common Stock as of December 31, 2022.
8.	Dr. Vierling held options to purchase 2,500 shares of our Common Stock as of December 31, 2022.
9.	Dr. Wu held options to purchase 14,750 shares of our Common Stock as of December 31, 2022.

Narrative to Director Compensation Table

In 2022, our non-employee directors received an annual retainer of $26,000 for serving on the Board, plus a fee of $4,000 for each committee for which they serve as a non-chair member. The chairs of each of our Audit Committee, Compensation Committee, Nominating and Governance Committee, and Scientific and Products Committee are compensated in the form of a $12,000, $8,000, $6,000, and $8,000 retainer, respectively

Directors are also entitled to fees for extra committee meetings in the following amounts: (i) Audit Committee members receive $1,000 for each additional meeting in the event more than four meetings are held in a given year, (ii) Compensation Committee members receive $500 for each additional meeting in the event more than four meetings are held in a given year and (iii) Nominating and Governance Committee members receive $500 for each additional meeting in the event more than two meetings are held in a given year.

No retainer was paid to Dr. Lau for his service as a director or as the chair of the Finance Committee.

In June 2022, the Compensation Committee approved option awards for our directors. The aggregate shares underlying the awards approved by the Compensation Committee were determined as follows: (i) 10,000 shares for each non-employee director; (ii) 5,000 shares for each committee chair; and (iii) 2,500 shares for each committee member.

Under a Salary Deduction and Stock Purchase Agreement entered into by certain of our directors in March 2022, including Ms. Davis, Mr. Tsang, and Drs. Fok, Spiegel, Vierling, and Wu, on the applicable payment date, the director authorizes us to deduct a certain amount of the director’s retainer. This deducted amount is used to purchase a number of shares of Common Stock determined using the Nasdaq Official Closing Price per share on the applicable payroll date. The director may decrease the amount of the deduction upon notice to the Board and may only increase the amount of the deduction with the prior written consent of the Board. We sell these shares of Common Stock in reliance upon Section 4(a)(2) of the Securities Act.

All directors are entitled to reimbursement of their reasonable out-of-pocket expenses for attendance at Board and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2022, information about our equity compensation plans is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
First Amended and Restated 2007 Common Unit Option Plan	—	—	—
Amended and Restated 2017 Omnibus Incentive Plan	336,933	$166.71	817,188
2017 Employee Stock Purchase Plan	—	—	26,716	(2)
Equity compensation plans not approved by security holders:
2013 Common Stock Option Plan(1)	299,837	$128.60	56,727

Total	636,770	$148.77	900,631

1.

Our 2013 Common Stock Option Plan (the “2013 Plan”) was adopted by our Board in 2012 and authorized us to make grants of non-qualified stock options to our employees, directors and consultants and any employees, directors and consultants of a parent or subsidiary. We ceased issuing awards under the 2013 Plan following the implementation of the Incentive Plan in May 2017.

2.	This includes shares of our Common Stock that are eligible for issuance in the current offering period that began on December 1, 2022 and ends on May 31, 2023.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below presents certain information as of April 10, 2023 about (1) the persons known by us to be the record or beneficial owner of more than 5% of our Common Stock and (2) the shares of our Common Stock held by (i) each of our directors; (ii) each of our named executive officers; and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, the address of each of the persons in this table is c/o Athenex, Inc., 1001 Main Street, Suite 600, Buffalo, New York 14203.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class (1)
5% Stockholders
Perceptive Advisors LLC, et al 51 Astor Place, 10th Floor New York, New York 10003	1,343,292	(2)	14.5%
IP Group PLC 25 Walbrook London, United Kingdom EC4N 8AF	512,738	(3)	5.9%
Directors
Stephanie A. Davis	6,343	(4)	*
Manson Fok	160,758	(5)	1.8%
Jordan Kanfer	2,043	(6)	*
Johnson Y.N. Lau (7)	394,455	(8)	4.5%
Robert J. Spiegel	2,913	(9)	*
Benson Tsang	10,720	(10)	*
John Moore Vierling	7,285	(11)	*
Jinn Wu	40,133	(12)	*
Named Executive Officers
Jeffrey Yordon	46,014	(13)	*
Daniel Lang	5,705	(14)	*
All directors and executive officers as a group (13 persons)	777,754	(15)	8.7%

*	Less than 1%.

1.

The amounts reported by each person are as of April 10, 2023, with percentages based on 8,703,097 shares issued and outstanding as of that date, except where the person has the right to receive shares within the next 60 days (as indicated in the other footnotes to this table), which would increase the number of shares owned by such person and the number of shares outstanding. “Beneficial ownership” is deemed to include shares for which a person, directly or indirectly, has or shares voting or dispositive power, whether or not they are held for the person’s benefit, and includes shares that may be acquired within 60 days, including the right to acquire shares by the exercise of options. Shares that may be acquired within 60 days by the exercise of options are referred to in the footnotes to this table as “presently exercisable options.” Unless otherwise indicated in the other footnotes to this table, each stockholder named in the table has sole voting and sole dispositive power over all of the shares shown in the table.

2.

Based on an amendment to Schedule 13D dated February 1, 2023 filed with the SEC on February 2, 2023 by Perceptive Advisors LLC, Joseph Edelman and Perceptive Life Sciences Master Fund, Ltd. (the “Master Fund”). Perceptive Advisors LLC, which serves as the investment manager to the Master Fund, and Mr. Edelman, the managing member of Perceptive Advisors LLC, may each be deemed to beneficially own the securities directly held by the Master Fund. Perceptive Advisors LLC and Mr. Edelman each report shared voting and shared dispositive power over all 776,624 shares. The Master Fund reports shared voting and shared dispositive power over all 776,624 shares it directly holds.

3.

Based on a Schedule 13G dated May 4, 2021 filed with the SEC on May 27, 2021 by IP Group PLC (“IP Group”), IP2IPO Portfolio, L.P. (“IP2IPO”), and Touchstone Innovations Businesses LLP (“Touchstone”). These securities are directly held by IP2IPO and Touchstone, each of which are indirect subsidiaries wholly owned by IP Group, and, therefore, IP Group may be deemed to beneficially own all of the securities directly held by IP2IPO and Touchstone. IP Group reports shared voting and shared dispositive power over 512,738 shares. IP2IPO reports shared voting and shared dispositive power over 460,284 shares. Touchstone reports shared voting and shared dispositive power over 52,455 shares.

4.	Includes presently exercisable options to purchase 1,970 shares of our Common Stock.
5.

Includes (i) presently exercisable options to purchase 16,526 shares of our Common Stock; (ii) 33,944 shares owned by Avalon Biomedical, an indirect wholly-owned subsidiary of Avalon Global Holdings Limited (“Avalon Global”); (iii) a presently exercisable option to purchase 2,746 shares of our Common Stock held by Avalon Biomedical; and (iv) 5,360 shares held by Avalon Polytom (HK) Limited (“Polytom”), a majority-owned affiliate of Avalon Global. Dr. Fok, together with his spouse, owns all of the outstanding interests in Dream Chaser Developments Limited, which owns 34.6% of the outstanding interests in Avalon Global. Dr. Fok serves on the board of directors of Avalon Global and has shared voting and dispositive power over the shares held by Avalon Biomedical.

6.	Includes presently exercisable options to purchase 1,188 shares of our Common Stock.
7.	Dr. Lau is also a named executive officer.
8.

Includes (i) presently exercisable options to purchase 113,625 shares; (ii) 8,247 shares held by Dr. Lau’s spouse; (iii) 33,944 shares owned by Avalon Biomedical, an indirect wholly-owned subsidiary of Avalon Global; (iv) a presently exercisable option to purchase 2,746 shares of our Common Stock ck held by Avalon Biomedical; and (v) 5,360 shares held by Polytom, a majority-owned affiliate of Avalon Global. Dr. Lau owns all of the outstanding interests in Creative Decade Global Limited, which owns 34.6% of the outstanding interests in Avalon Global. Dr. Lau serves on the board of directors of Avalon Global and has shared voting and dispositive power over the shares held by Avalon Biomedical.

9.	Includes presently exercisable options to purchase 621 shares of our Common Stock.
10.	Includes presently exercisable options to purchase 2,613 shares of our Common Stock.
11.	Includes presently exercisable options to purchase 1,469 shares of our Common Stock.
12.	Includes presently exercisable options to purchase 11,844 shares of our Common Stock.
13.	Includes presently exercisable options to purchase 33,716 shares of our Common Stock.
14.	Includes presently exercisable options to purchase 1,625 shares of our Common Stock.
15.	Includes presently exercisable options to purchase shares of our Common Stock held by our directors and executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

The following is a summary of each transaction or series of similar transactions since January 1, 2021, to which we were or are a party in which:

•	the amount involved exceeded or exceeds $120,000; and

•

any of our directors or executive officers, any holder of 5% or more of our capital stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

Avalon BioMedical (Management) Limited & Subsidiaries

In June 2018, we entered into two in-licensing agreements with Avalon wherein we obtained certain intellectual “property from Avalon to develop and commercialize the underlying products. Under these agreements we are required to pay upfront fees, future milestone payments, and sales-based royalties. During the years ended December 31, 2022 and 2021, we paid $0 and $2 million in milestone fees to Avalon, respectively.

In June 2019, we entered into an agreement whereby Avalon will hold a 90% ownership interest and we will hold a 10% ownership interest of the newly formed entity under the name Nuwagen Limited (“Nuwagen”), incorporated under the laws of Hong Kong. Nuwagen is principally engaged in the development and commercialization of herbal medicine products for metabolic, endocrine, and other related indications. The Company contributed nonmonetary assets in exchange for the 10% ownership interest.

Dr. Lau, our Chief Executive Officer and Chairman, and Dr. Fok, one of our directors, collectively have a controlling interest in, and serve on the board of directors of, Avalon Global Holdings Limited, the indirect parent of Avalon BioMedical. As of December 31, 2022 and 2021, Avalon held 39,304 shares of our Common Stock, which represented less than 1% of our total issued shares for both periods.

PharmEssentia Corp.

We earn licensing revenue from PharmaEssentia Corp. (“PharmaEssentia”), an entity in which the Company owns 68,000 shares. In December 2011 and December 2013, we entered into two separate out-licensing agreements with PharmaEssentia, pursuant to which we granted to PharmaEssentia certain licenses to our intellectual property for use in development and commercialization of certain products in specific territories. Funds paid to PharmaEssentia under the license and cost-sharing agreements amounted to $0 and $0.1 million for the fiscal years ended December 31, 2022 and 2021, respectively. We earned $1.6 million and $3.0 million in milestone payments under out-licensing agreements in the years ended December 31, 2022 and 2021, respectively. The Company recorded the $1.6 million in 2022 as revenue and, of the $3.0 million in milestone payments received in 2021, $0.5 million was recognized as revenue and $2.5 million was recognized as deferred revenue.

Dr. Jane Fang

We have entered into a consulting agreement with Dr. Jane Fang, who is the wife of Dr. Lau, our Chief Executive Officer and Chairman, to provide consulting advice related to the development of our tirbanibulin (formerly known as KX-01) ointment, reporting to Dr. Kwan, our Medical Officer for Small Molecules. We paid consulting fees of approximately $43,000 to Dr. Fang in 2022.

Procedures for Approval of Related-Party Transactions

Our Board has adopted a written policy and procedures for the review, approval or ratification of related party transactions. Our Audit Committee is responsible for reviewing and approving or ratifying any related-party transaction reaching a certain threshold of significance. In the course of its review and approval or ratification of a related-party transaction, the committee, among other things, considers, consistent with Item 404 of Regulation S-K, the following:

•	the nature and amount of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction; and

•	any other matters our Audit Committee deems appropriate.

Any director, including any member of our Audit Committee who is a related person with respect to a related-party transaction under review will not be permitted to participate in the deliberations or vote regarding approval or ratification of the transaction other than providing all material information concerning the related person transaction to our Audit Committee. However, such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction. If a related person transaction will be ongoing, our Audit Committee, at least annually, must take into consideration our contractual obligations to determine if it is in the best interests of the Company to continue, modify or terminate each such related person transaction.

Under the policy, a related-party transaction is any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which we or any of our subsidiaries is a participant, whether or not we or any of our subsidiaries is a party thereto, and any related person has or will have a direct or indirect material interest. A related person is any person who is or was, since the beginning of the last fiscal year for which we have filed a Form 10-K and proxy statement, an executive officer, director or nominee for election as a director (even if the person does not presently serve in that role), a beneficial owner of more than 5% of any class of our voting securities or any immediate family member of any of the foregoing. Immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

DIRECTOR INDEPENDENCE

Our Board has determined that each of Drs. Spiegel, Vierling and Wu, Ms. Davis, and Messrs. Kanfer and Tsang are “independent” as defined in the currently applicable Nasdaq Stock Market listing standards. Each member of our Audit Committee, Compensation Committee and Nominating and Governance Committee are “independent” as defined in the currently applicable Nasdaq Stock Market listing standards, and each member of our Audit Committee and Compensation Committee also meet the heightened standard of “independence” under the Nasdaq Stock Market listing standards for Audit Committee and Compensation Committee members, as applicable.

Item 14. Principal Accounting Fees and Services.

Pre-Approval Policy

Our Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages an independent registered public accounting firm, our Audit Committee pre-approves the engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year. All other permitted non-audit services are required to be pre-approved by our Audit Committee on an engagement-by-engagement basis. Our Audit Committee pre-approved all services performed by, and all fees paid to, Deloitte & Touche LLP (“D&T”) for the fiscal years ended December 31, 2022 (“fiscal 2022”) and December 31, 2021 (“fiscal 2021”).

Summary of Fees

The following table summarizes the aggregate fees billed for professional services rendered to us by D&T in fiscal 2022 and fiscal 2021. A description of these various fees and services follows the table.

	2022	2021
Audit Fees	$1,559,045	$1,671,789
Audit-Related Fees	280,000	322,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,839,045	$1,993,789

Audit Fees

Audit fees for fiscal 2022 and fiscal 2021 consist of fees incurred for professional services rendered for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, and related services that are normally provided in connection with various registration statements.

Audit-Related Fees

Audit-related fees for fiscal 2022 and fiscal 2021 relate to assurance and related services that are reasonably related to the audit or review of our consolidated financial statements.

Tax Fees

No tax fees were billed to us by D&T for fiscal 2022 or fiscal 2021.

All Other Fees

No other fees were billed to us by D&T for fiscal 2022 or fiscal 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

1.1	Sales Agreement, dated August 20, 2021, by and between Athenex, Inc. and SVB Leerink LLC as sales agent.	Form 8-K	001-38112	1.1	August 20, 2021

2.1	Agreement and Plan of Merger, by and among Athenex, Inc., Athenex Pharmaceuticals LLC, Kuur Therapeutics, Inc., Shareholder Representative Services LLC, solely as representative, agent and attorney-in-fact of the Merger Stockholders, Key Employees and Individual Company Directors, dated May 4, 2021.	Form 8-K	001-38112	10.1	May 5, 2021

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of June 19, 2017.	Form 8-K	001-38112	3.1	June 22, 2017

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, effective as of November 22, 2022.	Form 8-K	001-38112	3.1	November 22, 2022

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of February 15, 2023.	Form 8-K	001-38112	3.1	February 14, 2023

3.4	Amended and Restated Bylaws of the Company, effective as of June 19, 2017.	Form 8-K	001-38112	3.2	June 22, 2017

4.1	Specimen Common Stock Certificate.	Form 10-K	001-38112	4.1	March 20, 2023

4.2	Form of Warrant to Purchase Common Stock (Oaktree).	Form 8-K	001-38112	4.1	June 22, 2020

4.3	Form of Warrant to Purchase Common Stock (Sagard and IMCO Investors).	Form 8-K	001-38112	4.1	August 6, 2020

4.4	Form of Warrant to Purchase Common Stock dated August 15, 2022.	Form 10-Q	001-38112	4.1	November 3, 2022

4.5	Form of Pre-Funded Warrant dated August 15, 2022.	Form 8-K	001-38112	10.2	August 15, 2022

4.6#	Warrant Agency Agreement, by and among Athenex, Inc., Computershare Inc., and Computershare Trust Company, N.A., dated as of August 15, 2022.	Form 10-Q	001-38112	4.2	November 3, 2022

4.7	Description of Securities	Form 10-K	001-38112	4.7	March 20, 2023

10.1+	Form of Director and Officer Indemnification Agreement.	Form S-1	333-217928	10.1	May 12, 2017

10.2+	Amended and Restated Employment Agreement by and between Johnson Lau and Kinex Pharmaceuticals, Inc., effective as of June 1, 2015.	Form S-1	333-217928	10.23	May 12, 2017

10.3+	Employment Agreement by and between Athenex, Inc. and Dr. Rudolf Min-Fun Kwan, effective as of February 21, 2017.	Form S-1	333-217928	10.25	May 12, 2017

10.4+	Employment Agreement by and between Athenex, Inc. and Jeffrey Yordon, effective as of February 21, 2017.	Form S-1	333-217928	10.28	May 12, 2017

10.5+	Employment Agreement between Athenex, Inc. and Joe Annoni, effective as of February 18, 2022.	Form 8-K	001-38112	10.1	February 22, 2022

10.6+	2013 Common Stock Option Plan and Form of Common Stock Option Agreement.	Form S-1	333-217928	10.4	May 12, 2017

10.7+	2017 Employee Stock Purchase Plan.	Form S-1/A	333-217928	10.6	June 2, 2017

10.8+	Amended and Restated 2017 Omnibus Incentive Plan.	Form 10-Q	001-38112	10.4	August 6, 2020

10.9+	First Amendment to the Athenex, Inc. Amended and Restated 2017 Omnibus Incentive Plan.	Form S-8	333-258192	4.6	July 27, 2021

10.10+	Second Amendment to the Athenex, Inc. Amended and Restated 2017 Omnibus Incentive Plan.	Form 8-K	001-38112	10.1	November 22, 2022

10.11+	Form of Stock Option Award Agreement pursuant to the 2017 Omnibus Incentive Plan.	Form S-1/A	333-217928	10.5	June 2, 2017

10.12+	Form of Restricted Stock Award Agreement pursuant to the Amended and Restated 2017 Omnibus Incentive Plan.	Form 10-K	001-38112	10.7	March 1, 2021

10.13+	Form of Restricted Stock Unit Award Agreement (Officers) pursuant to the Amended and Restated 2017 Omnibus Incentive Plan.	Form 10-K	001-38112	10.13	March 20, 2023

10.14+	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) pursuant to the Amended and Restated 2017 Omnibus Incentive Plan.	Form 10-K	001-38112	10.14	March 20, 2023

10.15+	Form of Salary Deduction and Stock Purchase Agreement.	Form 8-K	001-38112	10.1	March 29, 2022

10.16	Sublease Agreement by and between Fort Schuyler Management Corporation and Kinex Pharmaceuticals, Inc., effective as of July 21, 2015.	Form S-1	333-217928	10.19	May 12, 2017

10.17	Registration Rights Agreement dated as of July 3, 2018 by and between Athenex, Inc. and Perceptive Life Sciences Master Fund Ltd.	Form 10-Q	001-38112	10.7	August 14, 2018

10.18#	Credit Agreement and Guaranty dated as of June 19, 2020, by and among Athenex, Inc., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	Form 8-K	001-38112	10.1	June 22, 2020

10.19	First Amendment and Limited Waiver to Credit and Guaranty Agreement between Athenex, Inc. and Oaktree Fund Administration, LLC, as administrative agent, dated June 3, 2021.	Form 10-Q	001-38112	10.4	August 5, 2021

10.20	Second Amendment to Credit and Guaranty Agreement between Athenex, Inc. and Oaktree Fund Administration, LLC, as administrative agent, dated December 14, 2021.	Form 10-K	001-38112	10.60	March 16, 2022

10.21	Third Amendment to Credit and Guaranty Agreement and First Amendment to the Warrants between Athenex, Inc. and Oaktree Fund Administration, LLC, as administrative agent, dated January 19, 2022	Form 10-K	001-38112	10.61	March 16, 2022

10.22#	Fourth Amendment to Credit and Guaranty Agreement, Second Amendment to the Warrants and Partial Release of Collateral, by and among Athenex, Inc., the lenders and warrant holders party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders, dated as of June 21, 2022.	Form 10-Q	001-38112	10.2	July 29, 2022

10.23	Fifth Amendment to Credit and Guaranty Agreement, by and among Athenex, Inc., the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders, dated as of June 29, 2022.	Form 10-Q	001-38112	10.3	July 29, 2022

10.24	Sixth Amendment to Credit and Guaranty Agreement, by and among Athenex, Inc., the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders, dated as of August 14, 2022.	Form 8-K	001-38112	10.2	August 18, 2022

10.25	Waiver to Credit and Guaranty Agreement, by and among Athenex, Inc., the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders, dated as of November 17, 2022.	Form 8-K	001-38112	10.1	November 21, 2022

10.26	Security Agreement dated as of June 19, 2020, by and among Athenex, Inc., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	Form 10-Q	001-38112	10.2	August 6, 2020

10.27	Registration Rights Agreement by and among Athenex, Inc. and the purchasers named therein, dated as of June 19, 2020.	Form 10-Q	001-38112	10.3	August 6, 2020

10.28^	License Agreement by and between Hanmi Pharmaceutical Ltd. and Kinex Pharmaceuticals, LLC, effective as of December 16, 2011.	Form S-1	333-217928	10.7	May 12, 2017

10.29	First Amendment to License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Co., Ltd., effective as of November 9, 2012.	Form S-1	333-217928	10.7.1	May 12, 2017

10.30	Second Amendment to License Agreement by and between Kinex Pharmaceuticals, LLC and Hanmi Pharmaceutical Ltd., effective as of October 21, 2013.	Form S-1	333-217928	10.7.2	May 12, 2017

10.31	Third Amendment to License Agreement by and between Kinex Pharmaceuticals, Inc. and Hanmi Pharmaceutical Ltd., effective as of March 3, 2015.	Form S-1	333-217928	10.7.3	May 12, 2017

10.32^	Fourth Amendment to License Agreement by and between Athenex, Inc. and Hanmi Pharmaceutical Co., Ltd., effective as of March 7, 2017.	Form S-1	333-217928	10.7.4	May 12, 2017

10.33	Fifth Amendment to License Agreement by and between Athenex, Inc. and Hanmi Pharmaceutical Co. Ltd., effective as of September 4, 2018.	Form 10-K	001-38112	10.45	March 11, 2019

10.34^	License Agreement by and among Hanmi Pharmaceutical Co., Ltd., Kinex Therapeutics (HK) Limited, and Kinex Pharmaceuticals, Inc., effective as of June 28, 2013.	Form S-1	333-217928	10.8	May 12, 2017

10.35^	Clinical Trial Collaboration and Supply Agreement by and among Athenex, Inc., Eli Lilly and Company and ImClone LLC, effective as of October 24, 2016.	Form S-1	333-217928	10.17	May 12, 2017

10.36^	License and Development Agreement by and between Athenex, Inc., Almirall, S.A. and Aqua Pharmaceuticals LLC., dated as of December 11, 2017.	Form 8-K	001-38112	10.1	December 15, 2017

10.37^	First Amendment to License and Development Agreement by and between Athenex, Inc., Almirall, S.A., and Aqua Pharmaceuticals LLC, dated as of September 26, 2018.	Form 10-Q	001-38112	10.3	November 14, 2018

10.38^	Letter Agreement by and between Athenex, Inc., Almirall, S.A. and Aqua Pharmaceuticals LLC, dated as of September 26, 2018.	Form 10-Q	001-38112	10.4	November 14, 2018

10.39	Second Amendment to License and Development Agreement by and between Athenex, Inc., Almirall, S.A., and Aqua Pharmaceuticals LLC, dated as of June 18, 2019.	Form 10-Q	001-38112	10.30.2	August 7, 2019

10.40**#	Revenue Interest Purchase Agreement, by and among ATNX SPV, LLC, Athenex, Inc., and the purchaser parties thereto, dated as of June 21, 2022.	Form 10-Q	001-38112	10.1	July 29, 2022

10.41	Limited Waiver under Revenue Interest Purchase Agreement, by and among ATNX SPV, LLC, Athenex, Inc., and the purchaser parties thereto, dated as of August 14, 2022.	Form 8-K	001-38112	10.1	August 18, 2022

10.42^	License Agreement by and between Kinex Pharmaceuticals, LLC and PharmaEssentia Corp., effective as of December 8, 2011.	Form S-1	333-217928	10.10	May 12, 2017

10.43	First Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of December 23, 2016.	Form S-1	333-217928	10.10.1	May 12, 2017

10.44	Second Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp. dated as of February 15, 2021.	Form 10-Q	001-38112	10.2	May 6, 2021

10.45^	License Agreement by and between Kinex Pharmaceuticals, Inc. and PharmaEssentia Corp., effective as of December 16, 2013.	Form 10-Q	001-38112	10.11	May 7, 2020

10.46	First Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of December 23, 2016.	Form S-1	333-217928	10.11.1	May 12, 2017

10.47^	Second Amendment to License Agreement by and between Athenex, Inc. and PharmaEssentia Corp., effective as of November 27, 2018.	Form 10-Q	001-38112	10.11.2	May 7, 2020

10.48^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of August 1, 2016.	Form S-1	333-217928	10.14	May 12, 2017

10.49^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of August 26, 2016.	Form S-1	333-217928	10.14.1	May 12, 2017

10.50^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of February 22, 2017.	Form S-1	333-217928	10.14.2	May 12, 2017

10.51^	Binding Term Sheet for License by and between Athenex Pharmaceutical Division, LLC and Gland Pharma Limited, effective as of May 5, 2017.	Form S-1/A	333-217928	10.14.3	June 2, 2017

10.52^	Joint Venture Agreement by and between SunGen Pharma LLC and Athenex Pharmaceutical Division, effective as of September 22, 2016.	Form S-1	333-217928	10.15	May 12, 2017

10.53^	Addendum to Joint Venture Agreement by and between SunGen Pharma LLC and Athenex Pharmaceutical Division, LLC, effective November 29, 2016.	Form S-1	333-217928	10.15.1	May 12, 2017

10.54	Limited Liability Company Agreement of Peterson Athenex Pharmaceuticals, LLC, effective as of October 4, 2016.	Form S-1	333-217928	10.15.2	May 12, 2017

10.55^	Service Agreement by and between Dohmen Life Science Services, LLC (n/k/a Eversana Life Science Services, LLC) and Athenex Pharmaceutical Division, LLC, effective as of August 9, 2016.	Form S-1	333-217928	10.16	May 12, 2017

10.56^	Binding Term Sheet for License, Supply and Distribution Agreement by and among Athenex API Limited, Nang-Kuang Pharmaceutical Co., LTD and CANDA NK-2, LLC, effective as of December 29, 2016.	Form S-1	333-217928	10.21	May 12, 2017

10.57	Asset Purchase Agreement by and between Athenex, Inc. and Amphastar Pharmaceuticals, Inc., dated February 1, 2017.	Form S-1	333-217928	10.22	May 12, 2017

10.58**	Asset Purchase and Sale Agreement dated as of September 1, 2020 by and between Athenex Pharmaceutical Division, LLC and Ingenus Pharmaceuticals, LLC.	Form 10-K	001-38112	10.50	March 1, 2021

10.59**	Co-Marketing, Manufacture and Supply Agreement dated as of November 2, 2020 by and between Athenex Pharmaceutical Division, LLC and Ingenus Pharmaceuticals, LLC.	Form 10-K	001-38112	10.51	March 1, 2021

10.60**	Manufacture and Supply Agreement dated as of January 15, 2021 by and between Athenex Pharmaceutical Division, LLC and Ingenus Pharmaceuticals, LLC.	Form 10-K	001-38112	10.52	March 1, 2021

10.61^	License Agreement dated as of June 29, 2018 by and between Xiangxue Life Sciences Ltd. and Axis Therapeutics Limited.	Form 8-K	001-38112	10.3	July 2, 2018

10.62**#	Second Amended and Restated Co-Development Agreement between Baylor College of Medicine and Kuur Therapeutics Limited, dated October 12, 2021.	Form 10-K	001-38112	10.71	March 16, 2022

10.63**	Second Amended and Restated Exclusive License and Option Agreement between Baylor College of Medicine and Kuur Therapeutics Limited, dated October 12, 2021.	Form 10-K	001-38112	10.72	March 16, 2022

10.64#	Purchase Agreement, by and between Athenex, Inc. and ImmunityBio, Inc. dated January 7, 2022.	Form 8-K	001-38112	10.1	January 12, 2022

10.65#	Equity Purchase Agreement, by and among TiHe Capital (Beijing) Co. Ltd., Athenex API Limited, Athenex Pharmaceuticals (China) Limited, Polymed Therapeutics, Inc., and Athenex, Inc., dated as of July 7, 2022.	Form 10-Q	001-38112	10.4	July 29, 2022

10.66	Letter Agreement, by and among TiHe Capital (Beijing) Co. Ltd., Athenex API Limited, Athenex Pharmaceuticals (China) Limited, Polymed Therapeutics, Inc., and Athenex, Inc., dated as of September 30, 2022.	Form 10-Q	001-38112	10.5	November 3, 2022

10.67#	Supply Agreement, by and among Chongqing Taihao Pharmaceutical Co., Ltd., Chongqing Sintaho Pharmaceutical Co., Ltd., and ATNX SPV, LLC, dated as of November 16, 2022.	Form 10-K	001-38112	10.67	March 20, 2023

21.1	Subsidiaries of Athenex, Inc.	Form 10-K	001-38112	21.1	March 20, 2023

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Form 10-K	001-38112	23.1	March 20, 2023

24.1	Power of Attorney (included on signature page).	Form 10-K	001-38112	24.1	March 20, 2023

31.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38112	31.1	March 20, 2023

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38112	31.2	March 20, 2023

31.3	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.4	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and Board Chairman (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38112	32.1	March 20, 2023

101.INS	Inline XBRL Instance Document.	Form 10-K	001-38112	101.INS	March 20, 2023

101.SCHY	Inline XBRL Taxonomy Extension Schema Document.	Form 10-K	001-38112	101.SCHY	March 20, 2023

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Form 10-K	001-38112	101.CAL	March 20, 2023

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Form 10-K	001-38112	101.DEF	March 20, 2023

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Form 10-K	001-38112	101.LAB	March 20, 2023

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Form 10-K	001-38112	101.PRE	March 20, 2023

104	Cover Page Interactive Data File	—	—	—	Filed herewith

+	Indicates management contract or compensatory plan.
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

Date: April 28, 2023

ATHENEX, INC.

By:	/s/ Johnson Y.N. Lau
Johnson Y.N. Lau
Chief Executive Officer and Board Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johnson Y.N. Lau Johnson Y.N. Lau	Chief Executive Officer and Board Chairman (Principal Executive Officer)	April 28, 2023

* Joe Annoni	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2023

* Stephanie Davis	Director	April 28, 2023

* Manson Fok	Director	April 28, 2023

* Jordan Kanfer	Director	April 28, 2023

* Robert Spiegel	Director	April 28, 2023

* Benson Tsang	Director	April 28, 2023

* John Moore Vierling	Director	April 28, 2023

* Jinn Wu	Director	April 28, 2023

*By:	/s/ Johnson Y.N. Lau
Johnson Y.N. Lau, as attorney-in-fact